Form 10-Q
period 1994-03-31
NOBLE DRILLING CORP
filed 1994-05-13
CIK 777201

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSON
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTERLY PERIOD ENDED
                                March 31, 1994


                                      OR


          / / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______


                        COMMISSION FILE NUMBER: 0-13857


                          NOBLE DRILLING CORPORATION
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                 73-0374541
        (State of incorporation)         (I.R.S. employer identification number)


    10370 RICHMOND AVENUE, SUITE 400
             HOUSTON, TEXAS                                 77042
(Address of principal executive offices)                  (Zip code)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE; (713) 974-3131





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


         Number of shares of Common Stock outstanding as of May 10, 1994:
48,390,710.


================================================================================

                                                                       FORM 10-Q

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   March 31,          December 31,
                                                                     1994                1993
                                                                  -----------         ------------
                                                                 (Unaudited)
                           ASSETS

  CURRENT ASSETS
     Cash and cash equivalents                                    $    9,674           $    4,896
     Restricted cash                                                   1,789                1,793
     Investment in marketable securities                              34,873               37,387
     Accounts receivable                                              41,748               40,293
     Other current assets                                             37,937               32,329
                                                                  ----------           ----------
       Total current assets                                          126,021              116,698
                                                                  ----------           ----------

 PROPERTY AND EQUIPMENT
     Drilling equipment and facilities                               621,689              618,021
     Other                                                            13,995               13,836
                                                                    --------           ----------
                                                                     635,684              631,857
     Accumulated depreciation                                       (268,311)            (261,630)
                                                                  ----------           ----------
                                                                     367,373              370,227
                                                                  ----------           ----------
 OTHER ASSETS                                                         13,483               12,792
                                                                  ----------           ----------
                                                                  $  506,877           $  499,717
                                                                  ----------           ----------
                                                                  ----------           ----------

              LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
     Current installments of long-term debt                       $      546           $      546
     Accounts payable                                                  7,569                9,110
     Interest payable                                                  5,612                3,548
     Other current liabilities                                        33,305               29,085
                                                                  ----------           ----------
       Total current liabilities                                      47,032               42,289

 LONG-TERM DEBT                                                      127,138              127,144
 OTHER LIABILITIES                                                     1,108                1,175
 MINORITY INTEREST                                                       119                  156
                                                                  ----------           ----------
                                                                     175,397              170,764
                                                                  ----------           ----------

 SHAREHOLDERS' EQUITY
     Preferred stock                                                   2,990                2,990
     Common stock                                                      4,784                4,780
     Capital in excess of par value                                  333,710              333,617
     Cumulative translation adjustment                                (2,641)              (2,286)
     Retained deficit                                                 (5,613)              (8,398)
     Treasury stock                                                   (1,750)              (1,750)
                                                                  ----------           ----------
                                                                     331,480              328,953
                                                                  ----------           ----------
                                                                  $  506,877           $  499,717
                                                                  ----------           ----------
                                                                  ----------           ----------

                   See notes to interim financial statements.

                                                                       FORM 10-Q


                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                  -----------------------------
                                                                                   1994                  1993
                                                                                  -------               -------
 OPERATING REVENUES
     Contract drilling services                                                   $57,865               $49,969
     Engineering services                                                             309                   869
     Other revenue                                                                  1,074                 1,334
                                                                                  -------               -------
                                                                                   59,248                52,172
                                                                                  -------               -------

 OPERATING COSTS AND EXPENSES
     Contract drilling operations                                                  38,001                34,985
     Engineering services                                                             258                   910
     Other expense                                                                    601                   678
     Depreciation and amortization                                                  7,161                 4,589
     Selling, general and administrative                                            6,324                 5,942
     Minority interest                                                                (37)                   17
                                                                                  -------               -------
                                                                                   52,308                47,121
                                                                                  -------               -------

 OPERATING INCOME                                                                   6,940                 5,051
 OTHER INCOME (EXPENSE)
     Interest expense                                                              (3,000)               (1,010)
     Interest income                                                                  587                   437
     Other, net                                                                     1,143                  (234)
                                                                                  -------               -------

 INCOME BEFORE INCOME TAXES                                                         5,670                 4,244

 INCOME TAX PROVISION                                                              (1,203)                 (852)
                                                                                  -------               -------

 NET INCOME                                                                         4,467                 3,392

 PREFERRED STOCK DIVIDENDS                                                         (1,682)               (1,682)
                                                                                  -------               -------

 NET INCOME APPLICABLE TO COMMON SHARES                                           $ 2,785               $ 1,710
                                                                                  -------               -------
                                                                                  -------               -------

 NET INCOME PER COMMON SHARE                                                      $  0.06               $  0.05

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                        48,355                34,712




                   See notes to interim financial statements.

                                                                       FORM 10-Q

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                              Three Months Ended March 31,
                                                                           ----------------------------------
                                                                             1994                      1993
                                                                           --------                 ---------
 CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net income                                                               $ 4,467                  $  3,392
   Adjustments to reconcile net income
    to net cash provided by operating activities
       Depreciation and amortization                                          7,161                     4,589
       Gain on sale of assets                                                   (74)                       (8)
       Loss on foreign exchange                                                  24                        96
       Minority interest                                                        (37)                       17
       Deferred income tax provision                                            660
       Accrued stock appreciation rights                                                                   22
       Other                                                                      6                        51
       Changes in operating assets and liabilities:
          Accounts receivable                                                (1,577)                   (8,212)
          Deferred pension cost                                                   1                       (35)
          Other assets                                                       (5,414)                    2,316
          Debt issuance costs                                                    77
          Accounts payable                                                      221                     2,127
          Other liabilities                                                   5,173                     1,001
                                                                            -------                  --------
                                                                             10,688                     5,356
                                                                            -------                  --------
 CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Purchase of property and equipment                                        (6,228)                   (1,282)
   Proceeds from sale of property and equipment                                 135                       131
   Investment in marketable securities                                        2,514                     4,719
   Investment in unconsolidated affiliate                                      (238)                      (28)
                                                                            -------                  --------
                                                                             (3,817)                    3,540
                                                                            -------                  --------

 CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
   Payment of long-term debt                                                     (6)                   (6,926)
   Dividends paid on preferred stock                                         (1,682)                   (1,682)
   Proceeds from issuance of common stock                                       244                       324
   Payment of short-term debt                                                                          (2,449)
   Increase in restricted cash                                                    4
   Decrease in other assets                                                                                75
                                                                            -------                  --------
                                                                             (1,440)                  (10,658)
                                                                            -------                  --------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (653)                       24
                                                                            -------                  --------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             4,778                    (1,738)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               4,896                     3,142
                                                                            -------                  --------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 9,674                  $  1,404
                                                                            -------                  --------
                                                                            -------                  --------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                              $    15                  $    577
      Income taxes                                                          $   908                  $     96

                                                                      FORM 10-Q

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
      (Dollar amounts in table are in thousands, except per share amounts)
                                  (Unaudited)


NOTE 1 - FINANCIAL STATEMENT BASIS

         The consolidated balance sheet as of March 31, 1994, the related consolidated statements of operations for the three-month periods ended March 31, 1994 and 1993 and the consolidated statements of cash flows for the three-month periods ended March 31, 1994 and 1993 are unaudited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These interim financial statements and notes are presented in condensed form as permitted by Form 10-Q and should be read in conjunction with the Company's annual financial statements and notes thereto contained in the 1993 Annual Report on Form 10-K.

         Effective during the quarter ended March 31, 1993, the Company's international subsidiaries began reporting their financial results on a current rather than a month-lag basis. This change resulted in the inclusion of the December 1992 operating results of such international subsidiaries in the operating results for the first quarter of 1993. Revenues and net income for this additional one-month period were $7,687,000 and $140,000, respectively, and are not considered material to the Company's overall results of operations.

NOTE 2 - NET INCOME PER COMMON SHARE

         Net income per common share has been computed on the basis of the weighted average number of common shares and, where dilutive, common share equivalents outstanding during the indicated periods. Each share of preferred stock was assumed to be converted into 5.41946 shares of common stock for purposes of calculating fully diluted earnings per share. The calculation of income per share assuming full dilution was antidilutive; therefore, fully diluted earnings per share was not presented.

NOTE 3 - ACQUISITION

         The Company acquired nine mobile offshore jackup drilling rigs and associated assets (the "Western Acquisition") from the Western Company of North America for $150,000,000 in cash on October 7, 1993. The Western Acquisition has been accounted for under the purchase method, and accordingly, the operating results have been included in the consolidated operating results since the date of acquisition. Assuming the Western Acquisition and the issuance of the common stock and debt securities discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities and Long-Term Debt" had occurred on January 1, 1993, unaudited pro forma condensed consolidated results of operations would be as follows:

                                                                 Three Months Ended March 31,
                                                                -------------------------------
                                                                   1994                1993
                                                                ----------          -----------
                                                                (Unaudited)         (Unaudited)
 Operating revenues  . . . . . . . . . . . . . . . . . . . . .    $59,248             $65,232
 Net income (loss) applicable to common shares . . . . . . . .    $ 2,785             $(1,067)
 Net income (loss) per common share  . . . . . . . . . . . . .    $   .06             $  (.02)


         The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisition been in effect for the entire periods presented. In addition, the pro forma results are not intended to be a projection of future results from combined operations.

                                                                       FORM 10-Q

NOTE 4 - SUBSEQUENT EVENT

         On April 22, 1994, the Company acquired all of the issued and outstanding shares of common stock (the "Shares") of Triton Engineering Services Company, a Texas corporation ("Triton"), pursuant to the terms of the Stock Purchase Agreement dated April 22, 1994. Triton is engaged, through its subsidiaries, in providing engineering, consulting and turnkey drilling services, and manufacturing and rental of oil field equipment, for the oil and gas industry.

         In consideration for the Shares, the Company delivered 751,864 shares of its common stock, cash of approximately $4,085,000 and promissory notes in the aggregate amount of $4,000,000. The promissory notes of the Company mature on October 21, 1994. In addition, the Company has a contingent obligation at the end of two years to pay additional consideration, including up to 254,551 shares of common stock, subject to reduction as a result of certain events, as well as a determinable number of additional shares in the event Triton achieves certain operating results in 1994.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following table sets forth selected financial information of Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries unless the context requires otherwise, the "Company") expressed as a percentage of total operating revenues for the periods indicated.

                                                                   Three Months
                                                                 Ended March 31,
                                                            ---------------------------
                                                             1994                1993
                                                            -------            --------
     Operating revenues
        Contract drilling services
            International offshore . . . . . . . . . . . .    38.9%              33.4%
            Domestic offshore  . . . . . . . . . . . . . .    29.4               27.9
            International labor  . . . . . . . . . . . . .    15.3               18.8
            International land . . . . . . . . . . . . . .    10.3               11.9
            Domestic land  . . . . . . . . . . . . . . . .     3.8                3.7
        Engineering services . . . . . . . . . . . . . . .     0.5                1.7
        Other revenue  . . . . . . . . . . . . . . . . . .     1.8                2.6
                                                             ------             -----
                                                             100.0              100.0
     Operating costs (1) . . . . . . . . . . . . . . . . .   (65.6)             (70.1)
     Depreciation and amortization . . . . . . . . . . . .   (12.1)              (8.8)
     Selling, general and administrative . . . . . . . . .   (10.7)             (11.4)
     Minority interest . . . . . . . . . . . . . . . . . .     0.1                ---
                                                             ------             -----
     Operating income  . . . . . . . . . . . . . . . . . .    11.7                9.7
     Interest expense  . . . . . . . . . . . . . . . . . .    (5.1)              (1.9)
     Interest income . . . . . . . . . . . . . . . . . . .     1.0                0.8
     Other, net  . . . . . . . . . . . . . . . . . . . . .     1.9               (0.5)
     Income tax provision  . . . . . . . . . . . . . . . .    (2.0)              (1.6)
                                                             ------             -----
     Net income  . . . . . . . . . . . . . . . . . . . . .     7.5%               6.5%
                                                             ======             =====

_________________________

(1) Consists of operating costs and expenses other than depreciation and amortization, selling, general and administrative, and minority interest.

                                                                       FORM 10-Q



RESULTS OF OPERATIONS


         The international operating results for the first quarter of 1994 reflect increased revenues and utilization compared to the same period in 1993. International contract margins showed a 10 percent improvement and international operating revenues increased by 11 percent. During the first quarter of 1994, domestic revenues improved as a result of increased day rates, while contract margins declined as a result of increased stacking charges.

         Net income for the first quarter of 1994 increased to $4,467,000 from $3,392,000 for the corresponding period in 1993 due to increased revenues from international offshore operations, related margins, and an $807,000 insurance recovery related to the Company's Nigeria operations in a prior period. Revenues from contract drilling services increased 16 percent for the three months ended March 31, 1994 to $57,865,000 from $49,969,000 for the same period in 1993. The increase is primarily due to revenue generated from the rigs acquired in October 1993 from The Western Company of North America ("Western") and the increased day rates in the Gulf of Mexico. Revenues from international contract drilling operations were $38,212,000 (or 66 percent of total contract drilling services revenue) for the first quarter of 1994, compared to $33,489,000 (or 67 percent of total contract drilling services revenue) for the corresponding period in 1993.

         Total operating revenues for the three months ended March 31, 1994 increased 14 percent compared with the corresponding 1993 period, primarily as a result of increased revenues from contract drilling services. Operating costs as a percentage of total operating revenues decreased to 66 percent for the first quarter of 1994 compared to 70 percent for the corresponding period in 1993.

         The average domestic offshore rig utilization rate decreased to 63 percent for the first quarter of 1994 from 87 percent for the comparable period in 1993. The average domestic land rig utilization was 47 percent and 41 percent for the first quarter of 1994 and 1993, respectively.

         The average international offshore rig utilization rate decreased to 82 percent for the first quarter of 1994 from 98 percent for the comparable period in 1993 as a result of the reduction in the Company's India and Nigeria operations. The average international land rig utilization rate was 80 percent and 37 percent for the first quarter of 1994 and 1993, respectively. The increase in land rig utilization resulted from higher activity levels in Canada. At March 31, 1994, the Company operated 15 rigs under management contracts in the international operations, two fewer than at March 31, 1993.

         Contract drilling operations expense as a percentage of contract drilling services revenue decreased to 66 percent for the first quarter of 1994 compared to 70 percent in the same period of 1993. The improvement was due to higher contract margins and revenue from the international operations.

         The slight decline in selling, general and administration expenses as a percentage of operating revenues for the first quarter of 1994 is principally a result of the increased revenues discussed previously and decreased selling, general and administrative expenses for the Company's Nigeria and United Kingdom operations.

         The decrease in engineering services revenues is due to decreased oil and gas development activity in the United Kingdom resulting from depressed oil prices.

         Interest expense for the three-month period ended March 31, 1994 increased by $1,990,000 from the comparable 1993 period, due to increased long-term debt incurred in connection with the acquisition of the nine offshore drilling rigs and associated assets from Western.

         Other, net for the three-month period ended March 31, 1994 increased by $1,377,000 from the comparable 1993 period primarily due to the $807,000 insurance recovery previously discussed.

                                                                       FORM 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Overview

         At March 31, 1994, the Company had cash, cash equivalents, restricted cash and investments in marketable securities of $46,336,000 and approximately $7.6 million of funds available under various lines of credit. In the first quarter of 1994, cash provided by operations was $10,688,000. The Company expects to continue to generate cash flow from operations for the remainder of 1994, assuming demand for contract drilling services remains strong. The Company will continue to have cash requirements for debt principal and interest payments and preferred dividends, when and if declared. For the remainder of 1994 and the first three months of 1995, debt principal and interest payments are estimated to be approximately $12.3 million and dividends on Noble Drilling's $2.25 Convertible Exchangeable Preferred Stock (the "Preferred Stock") are estimated to be approximately $3.4 million. The Company expects to fund these obligations, totaling $15.7 million, out of cash and short-term investments as well as cash expected to be provided by operations.

         Capital expenditures for the remainder of 1994 and the first three months of 1995 are planned to aggregate approximately $30.0 million (not including $8.0 million cash discussed in Note 4 to the Consolidated Interim Financial Statements), of which the majority are discretionary and relate to upgrades of equipment which management considers desirable to improve the marketability of the fleet but which can be deferred if necessary. These capital expenditures will be funded from operating cash flows, to the extent available, and/or with possible project financing arrangements, although the Company is not currently seeking any additional project loans at this time.

Credit Facilities and Long-Term Debt

         At March 31, 1994, the Company's international subsidiaries had various lines of credit aggregating $7.6 million and letter of credit facilities aggregating $2.0 million subject to the Company's maintenance of certain levels of collateral, with $6.3 million available under these lines of credit and $1.3 million available to support the issuance of letters of credit at March 31, 1994. Noble Drilling has guaranteed up to $3.0 million of the amounts borrowed under one of the international lines of credit, of which no amount was outstanding at March 31, 1994. No lines of credit are currently available in the United States.

         In connection with the initial construction of the NN-1, the predecessor of NN-1 Limited Partnership issued U.S. Government Guaranteed Ship Financing Sinking Fund Bonds, of which $2.6 million was outstanding at March 31, 1994. The bonds are secured by the vessel, and the applicable security agreement contains certain restrictions, among others, on distributions to partners, dispositions of assets and services to related parties. In addition, there are minimum working capital, net worth and long-term debt to net worth requirements applicable to NN-1 Limited Partnership. The Company's sharing percentage in NN-1 Limited Partnership's distributions from operations is generally 90 percent.

         On October 7, 1993, in connection with the purchase of rigs from Western, the Company issued 12,041,000 shares of common stock and $125,000,000 principal amount of 9 1/4% Senior Notes Due 2003 (the "Senior Notes"). The Senior Notes will mature on October 1, 2003. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year, commencing April 1, 1994. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 1998 at 103.47 percent of principal amount, declining ratably to par on or after October 1, 2001, plus accrued interest. Mandatory sinking fund payments of 25 percent of the original principal amount of the Senior Notes at par plus accrued interest will be required on October 1, 2001 and October 1, 2002. The indenture governing the Senior Notes contains certain restrictive covenants, including limitations on additional indebtedness and the ability to secure such indebtedness, restrictions on dividends and certain investments, and limitations on sale of assets, sales and leasebacks, transactions with affiliates, and mergers or consolidations.

                                                                       FORM 10-Q

Cash Flows

         The net cash provided by operations in the first three months of 1994 was $10,688,000 compared with net cash provided by operations of $5,356,000 for the same period in 1993. The increase is primarily the result of the increased activity in 1994 in the international operations.

         The net cash used in investing activities in the first three months of 1994 was $3,817,000 compared with net cash provided by investing activities of $3,540,000 in the same period in 1993. The decline in the first three months of 1994 compared to the first three months of 1993 is primarily due to cash used in capital expenditures.

         The net cash used in financing activities was $1,440,000 in the first three months of 1994 compared with $10,658,000 for the first three months of 1993. The decrease in net cash used is primarily due to lower amounts paid on long-term debt in the 1994 period.

         The increase in cash and cash equivalents from January 1 to March 31, 1994 of $4,778,000 is primarily the result of cash provided by operations of $10,688,000 partially offset by the $6,228,000 in capital expenditures and payments of dividends on the Preferred Stock of $1,682,000.

                                                                       FORM 10-Q

                          PART II.  OTHER INFORMATION


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The annual meeting of shareholders of Noble Drilling was held at 10:00 a.m., local time, on Thursday, April 28, 1994 in Houston, Texas.

         b) Proxies were solicited by the Board of Directors of Noble Drilling pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

         c) Out of a total of 47,609,941 shares of common stock of Noble Drilling outstanding and entitled to vote, 44,779,179 shares were present in person or by proxy, representing approximately 94 percent. The only matter voted on by the shareholders, as fully described in the proxy statement for the annual meeting, was the nomination of Tommy C. Craighead, James C. Day and Bill M. Thompson to serve three-year terms on the Board of Directors of Noble Drilling. The results of voting were as follows:


                                                                               Number of Shares
                                          Number of Shares Voting            WITHHOLDING AUTHORITY
                                          FOR Election as Director      to Vote for Election as Director
                                          ------------------------      --------------------------------
             Tommy C. Craighead                 43,823,901                          955,278

             James C. Day                       43,825,411                          953,768

             Bill M. Thompson                   43,824,933                          954,246


        d)  Inapplicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        a)  No exhibits are filed as part of this Form 10-Q.

        b) The following report on Form 8-K was filed by the Company on May 6, 1994:

            Form 8-K dated May 6, 1994 (Date of Event: April 22, 1994), which reported the acquisition of all the issued and outstanding capital stock of Triton Engineering Services Company under "Item 2. Acquisition or Disposition of Assets."

                                                                       FORM 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NOBLE DRILLING CORPORATION




DATE:    May 11, 1994                            /s/ JAMES C. DAY
                                        ---------------------------------------
                                           JAMES C. DAY, Chairman, President
                                               and Chief Executive Officer



DATE:    May 11, 1994                           /s/  BYRON L. WELLIVER
                                         --------------------------------------
                                               BYRON L. WELLIVER, Senior
                                          Vice President-Finance and Treasurer
                                              (Principal Financial Officer)