Form 10-K/A
period 1993-12-31
NOBLE DRILLING CORP
filed 1994-06-29
CIK 777201

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                _____________

                                 FORM 10-K/A

                               AMENDMENT NO. 1

       /X/    ANNUAL REPORT PURSUANT TO  SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

       / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

            For the transition period from __________ to ________

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 974-3131

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                                 ON WHICH REGISTERED
  -------------------                                 -------------------
         NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.10 PER SHARE
                               (Title of class)

                        $2.25 CONVERTIBLE EXCHANGEABLE
                  PREFERRED STOCK, PAR VALUE $1.00 PER SHARE
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   /x/     No   / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this
Form 10K.   / /

                    Aggregate market value of Common Stock
           held by nonaffiliates as of March 10, 1994: $317,570,430
Number of shares of Common Stock outstanding as of March 10, 1994: 47,609,941

                     DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

    (1) Proxy statement for the 1994 annual meeting of shareholders - Part III

     The cover page of Noble Drilling Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 is amended to reflect 47,609,941 shares of common stock outstanding as of March 10, 1994, and such cover page as amended is set forth above.

     Item 14 of Noble Drilling Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 is amended to reflect the filing herewith as
Exhibit 99.2 of the financial statements required by Form 11-K for the fiscal years ended December 31, 1993 and 1992 with respect to the Noble Drilling Corporation Thrift Plan, and such Item 14 is restated as set forth on the subsequent pages.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)    The following documents are filed as part of this report:

            (1)  Financial Statements:

                 Report of Independent Public Accountants
                 Consolidated Balance Sheets at December 31, 1993 and 1992 Consolidated Statements of Operations for each of the three years in the period ended December 31, 1993
                 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1993
                 Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1993
                 Notes to Consolidated Financial Statements

            (2)  Financial Statement Schedules (filed herewith):

                 Schedule V  - Property, Plant and Equipment
                 Schedule VI - Accumulated Depreciation, Depletion and
                               Amortization of Property, Plant and Equipment

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

            (3)  Exhibits:

                 The information required by this Item 14(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K.

            (4) Financial Statements required by Form 11-K for the fiscal years ended December 31, 1993 and 1992 with respect to the Noble Drilling Corporation Thrift Plan are filed as
                 Exhibit 99.2 hereto.

     (b) The following report on Form 8-K was filed by the Registrant during the three-month period ended December 31, 1993:

            Form 8-K dated October 18, 1993 (Date of Event: October 7, 1993), which reported the acquisition of nine offshore jackup drilling rigs and related drilling assets from The Western Company of North America under "Item 2. Acquisition or Disposition of Assets." The financial statements and pro forma financial information required by Item 7 of Form 8-K had been previously reported.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOBLE DRILLING CORPORATION
Date: June 28, 1994

                                        By: /s/ BYRON L. WELLIVER
                                            Byron L. Welliver
                                            Senior Vice President-Finance
                                             and Treasurer (Principal Financial
                                             Officer)

                               INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                      EXHIBITS                                    PAGE
- - -------                     --------                                ------------


2.1 - Assets Purchase Agreement dated as of August 20, 1993 (the "Western Assets Purchase Agreement"), between the Registrant and The Western Company of North America (filed as Exhibit 2.1 to the Registrant's Registration Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

2.2 - Agreement dated as of October 7, 1993, among the Registrant, Noble Drilling (U.S.) Inc., Noble International Limited, The Western Company of North America and Offshore International Ltd., amending the Western Assets Purchase Agreement (filed as Exhibit
         2.2 to the Registrant's Form 8-K dated October 15, 1993 and incorporated herein by reference).

2.3 - Exchange Agreement dated as of June 4, 1993, by and among the Registrant, Grasso Corporation, Offshore Logistics, Inc., PPI-Seahawk, Inc. and Noble Production Services Inc. (filed as Exhibit 2.2 to the Registrant's Registration Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

2.4   -  Amendment No. 1 dated October 29, 1993 to the
         Exchange Agreement by and among the Registrant, Grasso Corporation, Offshore Logistics, Inc.,
         PPI-Seahawk Services, Inc. and Noble Production
         Services Inc.

2.5 - Assets Purchase Agreement dated as of August 20, 1993 (the "Portal Assets Purchase Agreement"), between the Registrant and Portal Rig Corporation (filed as
         Exhibit 2.3 to the Registrant's Registration
         Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

2.6 - Agreement dated as of October 25, 1993, among the Registrant, Noble (Gulf of Mexico) Inc. and Portal Rig Corporation, amending the Portal Assets Purchase Agreement (filed as Exhibit 2.5 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

2.7   -  Assignment and Assumption Agreement made as of
         Octoboer 28, 1993 by and between Noble Production
         Management Inc., Noble Production Services Inc., OLOG
         Production Management Inc., PPI-Seakhawk Services,
         Inc. and Grasso Corporation.

3.1   -  Restated Certificate of Incorporation of the
         Registrant dated August 29, 1985 (filed as Exhibit
         3.7 to the Registrant's Registration Statement on
         Form 10 (No. 0-13857) and incorporated herein by reference).

3.2   -  Certificate of Amendment of Restated Certificate of
         Incorporation of the Registrant dated May 5, 1987
         (filed as Exhibit 4.2 to the Registrant's
         Registration Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

3.3   -  Certificate of Amendment of Restated Certificate of
         Incorporation of the Registrant dated June 1, 1987
         (filed as Exhibit 4.3 to the Registrant's
         Registration Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

3.4 - Certificate of the Designations, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations or Restrictions thereof, which have not been set forth in the Restated Certificate of Incorporation or in any amendment thereto, of the

         Series A Convertible Preferred Stock of the
         Registrant, dated as of January 25, 1988 (files as
         Exhibit 3.10 to the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1987 and incorporated herein by reference).

3.5 - Certificate of the Designations, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations or Restrictions thereof, which have not been set forth in the Restated Certificate of Incorporation or in any amendment thereto, of the Series B Convertible Preferred Stock of the Registrant, dated as of November 10, 1988 (filed as Exhibit 3.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

3.6 - Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated April 28, 1988 (filed as Exhibit 3.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

3.7 - Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated April 27, 1989 (filed as Exhibit 3.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, as amended, and incorporated herein by reference).

3.8 - Certificate of Conversion of shares of Series A Convertible Preferred Stock of the Registrant dated September 18, 1990 (filed as Exhibit 3.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, as amended, and incorporated herein by reference).

3.9 - Certificate of Exchange of shares of Series B Convertible Preferred Stock of the Registrant dated September 18, 1990 (filed as Exhibit 3.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, as amended, and incorporated herein by reference).

3.10  -  Certificate of Amendment of Certificate of
         Incorporation of the Registrant dated August 1, 1991
         (filed as Exhibit 3.16 to  the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

3.11  -  Certificate of Designations of $2.25 Convertible
         Exchangeable Preferred Stock, par value $1.00 per share, of the Registrant, dated as of November 18, 1991 (filed as Exhibit 3.17 to the Registrant's
         Annual Report on Form 10-K for the year ended
         December 31, 1991 and incorporated herein by reference).

3.12 - Composite copy of the Bylaws of the Registrant as currently in effect (filed as Exhibit 4.8 to the Registrant's Registration Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

4.1   -  Indenture governing the Senior Notes (filed as
         Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

4.2 - Form of Senior Notes (included in Section 2.02 of the Indenture filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.1* - Noble Drilling Corporation Short-Term Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form 10 (No. 0-13857) and incorporated herein by reference).

10.2* -  Noble Drilling Corporation 1985 Stock Option Plan
         (filed as Exhibit 4.1(b) to the Registrant's
         Registration Statement on Form S-8 (No. 33-3289), as amended, and incorporated herein by reference).

10.3* - Amendment No. 1 to Noble Drilling Corporation 1985 Stock Option Plan dated as of February 17, 1987 (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, as amended, and incorporated herein by reference).

10.4 - Amended and Restated Noble-National Joint Venture Partnership Agreement between the Registrant and National Enerdrill Corporation dated December 7, 1990 (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

10.5 - Limited Partnership Agreement between the Registrant and National Enerdrill Corporation dated as of January 16, 1992 (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.6  -  Certificate of Limited Partnership of NN-1 Limited
         Partnership  (filed as Exhibit 10.6 to the
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.7* - Noble Drilling Corporation 1991 Stock Option and Restricted Stock Plan (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (No. 33-46724) and incorporated herein by reference).

10.8* -  Noble Drilling Corporation 1987 Stock Option Plan
         (filed as Exhibit 10.7 to the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1986, as amended, and incorporated herein by reference).

10.9* -  Noble Drilling Corporation Thrift Trust Agreement
         (filed as Exhibit 4.2 to the Registrant's
         Registration Statement on Form S-8 (No. 33-18966) and incorporated herein by reference).

10.10*- Amendment No. 1 to the Noble Drilling Corporation Thrift Trust dated January 27, 1992 (filed as Exhibit
         10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.11*- Noble Drilling Corporation Thrift Plan, as amended and restated, dated July 27, 1989 (filed as Exhibit
         10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.12*- Amendment No. 1 to the Noble Drilling Corporation Thrift Plan dated February 13, 1992 (filed as Exhibit
         10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.13*- Directors' Option Agreements dated October 29, 1987, between the Registrant and each of Michael A. Cawley, Johnnie W. Hoffman, Sam Noble and John F. Snodgrass (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

10.14 - Registration Rights Agreement dated as of January 29, 1988 between the Registrant and General Electric Capital Corporation (filed as a part of Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 11, 1988 and incorporated herein by reference).

10.15 - First Amendment to Registration Rights Agreement dated as of February 5, 1993 between the Registrant and General Electric Capital Corporation (filed as
         Exhibit 10.19 to the Registrant's

         Annual Report on Form 10-K for the year ended
         December 31, 1992 and incorporated herein by reference).

10.16 - Guarantee Agreement dated as of August 10, 1989 between the Registrant and The Royal Bank of Canada (filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, as amended, and incorporated herein by reference).

10.17 -  Credit Agreement dated as of October 29, 1990 between
         Noble Drilling (Canada) Ltd. and The Royal Bank of
         Canada (filed as Exhibit 10.27 to the Registrant's
         Annual Report on Form 10-K for the year ended
         December 31, 1991 and incorporated herein by reference).

10.18 - Letter Agreement amending the Credit Agreement between Noble Drilling (Canada) Ltd. and The Royal
         Bank of Canada dated October 25, 1993.

10.19 -  Credit Agreement dated as of October 29, 1990 between
         Noble Drilling (U.K.) Ltd. and The Royal Bank of
         Canada (filed as Exhibit 10.28 to the Registrant's
         Annual Report on Form 10-K for the year ended
         December 31, 1991 and incorporated herein by reference).

10.20 -  Credit Agreement dated as of October 29, 1990 between
         Noble Enterprises Limited and The Royal Bank of
         Canada (filed as Exhibit 10.30 to the Registrant's
         Annual Report on Form 10-K for the year ended
         December 31, 1991 and incorporated herein by reference).

10.21 - Letter Agreement amending the Credit Agreement between Noble Enterprises Limited and The Royal Bank of Canada dated October 25, 1993.

10.22 -  Credit Agreement dated as of July 30, 1992 between
         Noble Drilling (U.K.) Ltd. and The Royal Bank of
         Canada (filed as Exhibit 10.33 to the Registrant's
         Annual Report on Form 10-K for the year ended
         December 31, 1992 and incorporated herein by reference).

10.23 - Letter Agreement amending the Credit Agreement between Noble Drilling (U.K.) Ltd. and The Royal Bank of Canada dated October 25, 1993.

10.24 - Guarantee and Subordination Agreement dated as of July 30, 1992 between the Registrant and The Royal Bank of Canada (filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.25*-  Amendment No. 2 to the Noble Drilling Corporation
         Thrift Plan dated effective as of August 1, 1992
         (filed as Exhibit 4.2 to the Registrant's
         Registration Statement on Form S-8 (No. 33-50270) and incorporated herein by reference).

10.26 - Amended and Restated Letter of Credit Agreement, dated as of October 25, 1993, among Portal Rig Corporation, Noble (Gulf of Mexico) Inc., NationsBank of Texas, N.A., as agent and as one of the "Banks" thereunder, and Marine Midland Bank, N.A., Bank of America National Trust and Savings Association, and Norwest Bank Minnesota, National Association (collectively, the "Banks") (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.27 - Assignment, Assumption and Amended and Restated Preferred Ship Mortgage, dated October 25, 1993, by Noble (Gulf of Mexico) Inc. to the Banks (filed as
         Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.28 - Security Agreement and Assignment, dated October 25, 1993, by Noble (Gulf of Mexico) Inc. to the Banks (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.29 - Noble Support Agreement, dated October 25, 1993, among the Registrant and the Banks (filed as Exhibit
         10.4 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference.)

10.30*-  Noble Drilling Corporation 1992 Nonqualified Stock
         Option Plan for Non-Employee Directors (filed as
         Exhibit 4.1 to the Registrant's Registration
         Statement on Form S-8 (No. 33-62394) and incorporated herein by reference).

10.31*-  Amendment No. 3 to the Noble Drilling Corporation
         Thrift Plan dated effective as of January 1, 1994.

10.32*-  Amendment No. 2 to the Noble Drilling Corporation
         Thrift Trust dated June 24, 1994.

22.1  -  Subsidiaries of the Registrant.

23.1  -  Consent of Arthur Andersen & Co.

99.1 - Letter of Intent dated January 13, 1994 by and among the Registrant, Triton Engineering Services Company,
         Joseph E. Beall and George Bruce.

99.2 - Financial Statements required by Form 11-K for the fiscal year ended December 31, 1993 with respect to the Noble Drilling Corporation Thrift Plan (including consent of Arthur Andersen & Co. regarding the incorporation by reference thereof).

________________________________

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.