Form 10-Q
period 1994-06-30
NOBLE DRILLING CORP
filed 1994-08-11
CIK 777201

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED
                                JUNE 30, 1994

                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from  ___________ to _________

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


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 974-3131


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    X Yes           No
                                          ---           ---

     Number of shares of Common Stock outstanding as of August 9, 1994:
48,606,871

                              Page 1 of 14 Pages
                         Index to Exhibits on page 13

================================================================================

                                                                      FORM 10-Q

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                 NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                (In thousands)


                                                 June 30,     December 31,
                                                   1994          1993
                                                 --------     -----------
                                                (Unaudited)
                 ASSETS
  CURRENT ASSETS
        Cash and cash equivalents             $    26,283   $     4,896
        Restricted cash                             1,819         1,793
        Investment in marketable securities        31,536        37,387
        Accounts receivable                        50,393        40,293
        Costs of uncompleted contracts in
          excess of billings                        2,063
        Other current assets                       38,270        32,329
                                              -----------   -----------
              Total current assets                150,364       116,698
                                              -----------   -----------
  PROPERTY AND EQUIPMENT
        Drilling equipment and facilities         632,455       618,021
        Other                                      17,314        13,836
                                              -----------   -----------
                                                  649,769       631,857
        Accumulated depreciation                 (275,676)     (261,630)
                                              -----------   -----------
                                                  374,093       370,227
                                              -----------   -----------
  OTHER ASSETS                                     14,788        12,792
                                              -----------   -----------
                                              $   539,245   $   499,717
                                              ===========   ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
        Short-term notes payable              $     5,562   $
        Current installments of long-term debt        546           546
        Accounts payable                            9,508         9,110
        Interest payable                            2,815         3,548
        Other current liabilities                  50,953        29,085
                                              -----------   -----------
              Total current liabilities            69,384        42,289

  LONG-TERM DEBT                                  126,871       127,144
  OTHER LIABILITIES                                 1,174         1,175
  MINORITY INTEREST                                 1,809           156
                                              -----------   -----------
                                                  199,238       170,764
                                              -----------   -----------
  SHAREHOLDERS' EQUITY
        Preferred stock                             2,990         2,990
        Common stock                                4,870         4,780
        Capital in excess of par value            339,530       333,617
        Cumulative translation adjustment          (2,308)       (2,286)
        Retained deficit                           (3,325)       (8,398)
        Treasury stock, at cost                    (1,750)       (1,750)
                                              -----------   -----------
                                                  340,007       328,953
                                              -----------   -----------
                                              $   539,245   $   499,717
                                              ===========   ===========

               See notes to interim financial statements.

                                                                       FORM 10-Q
                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                             Three Months Ended June 30,
                                                             --------------------------
                                                                1994           1993
                                                                ----           ----
OPERATING REVENUES
  Contract drilling services                                  $   53,982    $    37,496
  Turnkey drilling services                                       15,229
  Engineering and consulting services                              1,047            615
  Other revenue                                                    1,335          1,372
                                                              ----------    -----------
                                                                  71,593         39,483
                                                              ----------    -----------
OPERATING COSTS AND EXPENSES
  Contract drilling services                                      34,978         24,600
  Turnkey drilling services                                       12,486
  Engineering and consulting services                                708            515
  Other expense                                                    1,044            675
  Depreciation and amortization                                    7,500          4,278
  Selling, general and administrative                              9,388          4,529
  Minority interest                                                  276            (98)
                                                              ----------    -----------
                                                                  66,380         34,499
                                                              ----------    -----------

OPERATING INCOME                                                   5,213          4,984

OTHER INCOME (EXPENSE)
  Interest expense                                                (3,114)          (900)
  Interest income                                                    659            312
  Other, net                                                       2,583            336
                                                              ----------    -----------

INCOME BEFORE INCOME TAXES                                         5,341          4,732

INCOME TAX PROVISION                                              (1,372)          (635)
                                                              ----------    -----------

NET INCOME                                                         3,969          4,097

PREFERRED STOCK DIVIDENDS                                         (1,682)        (1,682)
                                                              ----------    -----------

NET INCOME APPLICABLE TO COMMON SHARES                         $   2,287       $  2,415
                                                              ----------    -----------
                                                              ----------    -----------

NET INCOME PER COMMON SHARE                                    $    0.05       $   0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        48,727         34,992





                  See notes to interim financial statements.

                                                                       FORM 10-Q

                 NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                 (Unaudited)


                                                               Six Months Ended June 30,
                                                              --------------------------
                                                                  1994          1993
                                                              ----------     -----------
OPERATING REVENUES
  Contract drilling services                                   $ 111,847     $ 87,465
  Turnkey drilling services                                       15,229
  Engineering and consulting services                              1,356        1,484
  Other revenue                                                    2,409        2,706
                                                               ---------     --------
                                                                 130,841       91,655
                                                               ---------     --------

OPERATING COSTS AND EXPENSES
  Contract drilling services                                      72,979       59,585
  Turnkey drilling services                                       12,486
  Engineering and consulting services                                966        1,425
  Other expense                                                    1,645        1,353
  Depreciation and amortization                                   14,661        8,867
  Selling, general and administrative                             15,712       10,471
  Minority interest                                                  239          (81)
                                                               ---------     --------
                                                                 118,688       81,620
                                                               ---------     --------

OPERATING INCOME                                                  12,153       10,035

OTHER INCOME (EXPENSE)
  Interest expense                                                (6,114)      (1,910)
  Interest income                                                  1,246          749
  Other, net                                                       3,726          102
                                                               ---------     --------

INCOME BEFORE INCOME TAXES                                        11,011        8,976

INCOME TAX PROVISION                                              (2,575)      (1,487)
                                                               ---------     --------

NET INCOME                                                         8,436        7,489

PREFERRED STOCK DIVIDENDS                                         (3,364)      (3,364)
                                                               ---------     --------

NET INCOME APPLICABLE TO COMMON SHARES                         $   5,072     $  4,125
                                                               =========     ========

NET INCOME PER COMMON SHARE                                    $    0.10     $   0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        48,538       34,905



                  See notes to interim financial statements.

                                                                       FORM 10-Q

                 NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                             Six Months Ended June 30,
                                                             -------------------------
                                                                 1994       1993
                                                               --------   --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net income                                                   $  8,436   $  7,489
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                14,661      8,867
    (Gain) loss on sale of assets                                  (572)      (373)
    (Gain) loss on foreign exchange                                 200        254
    Minority interest                                               239        (81)
    Deferred income tax provision                                 1,384
    Accrued stock appreciation rights                                           57
    Other                                                        (1,276)       103
    Changes in operating assets and liabilities:
      Accounts receivable                                        14,844     (1,548)
      Deferred pension costs                                        114       (139)
      Other assets                                                4,029     (3,877)
      Debt issuance costs                                           177
      Accounts payable                                          (11,954)     2,338
      Other liabilities                                          (3,069)     1,245
                                                               --------   --------
                                                                 27,213     14,335
                                                               --------   --------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Purchase of property and equipment                            (19,349)    (2,443)
  Proceeds from acquisition of business, net of cash paid        13,600
  Proceeds from sale of property and equipment                    1,979        403
  Investment in marketable securities                             5,851      7,839
  Payments to minority interest holders, net                     (3,978)
  Investment in unconsolidated affiliate                           (263)       (28)
                                                               --------   --------
                                                                 (2,160)     5,771
                                                               --------   --------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Payment of long-term debt                                        (273)   (13,820)
  Dividends paid on preferred stock                              (3,364)    (3,364)
  Proceeds from issuance of common stock                            827      1,203
  Payment of short-term debt                                         (4)    (2,449)
  (Increase) decrease in restricted cash                            (26)
  (Increase) decrease in other assets and liabilities              (111)       111
                                                               --------   --------
                                                                 (2,951)   (18,319)
                                                               --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (715)       (10)
                                                               --------   --------

INCREASE IN CASH AND CASH EQUIVALENTS                            21,387      1,777
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    4,896      3,142
                                                               --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 26,283   $  4,919
                                                               ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                   $  5,794   $  1,098
    Income taxes                                               $  1,666   $    166
  Noncash investing and financing activities:
    Acquisition of business                                    $  9,169




                  See notes to interim financial statements.

                                                                      FORM 10-Q


                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - FINANCIAL STATEMENT BASIS

         The consolidated balance sheet as of June 30, 1994 ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company"), the related consolidated statements of operations for the three- and six- month periods ended June 30, 1994 and 1993 and the consolidated statements of cash flows for the six-month periods ended June 30, 1994 and 1993 are unaudited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These interim financial statements and notes are presented in condensed form as permitted by Form 10-Q and should be read in conjunction with the Company's annual financial statements and notes thereto contained in the 1993 Annual Report on Form 10-K.

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


NOTE 3 - ACQUISITIONS

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

         On April 22, 1994, the Company acquired all of the issued and outstanding shares of common stock (the "Shares") of Triton Engineering Services Company ("Triton Acquisition"), a Texas corporation ("Triton"), pursuant to the terms of the Stock Purchase Agreement dated April 22, 1994. Triton is engaged, through its subsidiaries, in providing engineering, consulting and turnkey drilling services and manufacturing and rental of
oilfield equipment, for the oil and gas industry.   In consideration for the
Shares, the Company paid approximately $4,085,000 in cash, issued promissory notes of $4,000,000 which mature on October 21, 1994 and 751,864 shares of the Company's common stock valued at $5,169,000. In addition, the Company has a contingent obligation at the end of two years to pay additional consideration, including up to 254,551 shares of common stock, subject to

                                                                       FORM 10-Q

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
       (Dollar amounts in table are in thousands, except per share amounts)
                                  (Unaudited)




reduction as a result of certain events, as well as an indeterminable number of additional shares in the event Triton achieves certain operating results in 1994.

         Assuming the Western Acquisition and the issuance of the common stock and debt securities discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities and Long-Term Debt" and the Triton Acquisition had both occurred on January 1, 1993, unaudited pro forma condensed consolidated results of operations are shown below in the table.

                                                                                           Six Months
                                                                                         Ended June 30,
                                                                                   --------------------------
                                                                                       1994          1993
                                                                                   -----------    -----------
                                                                                   (Unaudited)    (Unaudited)
Operating revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  156,976     $  179,697
Net income applicable to common shares  . . . . . . . . . . . . . . . . . . .      $    5,166     $    1,638
Net income per common share . . . . . . . . . . . . . . . . . . . . . . . . .      $     0.10     $     0.03


         The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been in effect for the entire periods presented. In addition, the pro forma results are not intended to be a projection of future results from combined operations.


NOTE 4 - PENDING ACQUISITION

         On June 13, 1994, Noble Drilling signed a definitive merger agreement with Chiles Offshore Corporation ("Chiles") pursuant to which Chiles will merge with and into a wholly-owned subsidiary of Noble Drilling. The merger agreement provides that each share of Chiles common stock will be exchanged for 0.75 of a share of Noble common stock and each share of Chiles $1.50 preferred stock will be exchanged for one share of a newly created series of $1.50 convertible preferred stock of Noble Drilling. The merger is conditioned upon the approval of common stockholders of each company, required regulatory approvals and other conditions.

                                                                       FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following table sets forth selected financial information of the Company expressed as a percentage of total operating revenues for the periods indicated.

                                                                Three Months                      Six Months
                                                               Ended June 30,                   Ended June 30,
                                                        ----------------------------     ----------------------------
                                                            1994            1993             1994            1993
                                                        ------------    ------------     ------------    ------------
Operating revenues
   Contract drilling services
       International offshore  . . . . . . . . . . . .      33.3%            25.2%           35.8%            29.9%
       Domestic offshore   . . . . . . . . . . . . . .      21.8             39.2            25.2             32.8
       International labor   . . . . . . . . . . . . .      12.7             21.3            13.9             19.9
       International land  . . . . . . . . . . . . . .       4.4              6.2             7.1              9.5
       Domestic land   . . . . . . . . . . . . . . . .       3.3              3.0             3.5              3.4
    Turnkey drilling services  . . . . . . . . . . . .      21.3                             11.6
    Engineering and consulting services  . . . . . . .       1.4              1.6             1.0              1.6
    Other revenue  . . . . . . . . . . . . . . . . . .       1.8              3.5             1.9              2.9
                                                           -----            -----           -----            -----
                                                           100.0            100.0           100.0            100.0
    Operating costs (1) . . . . . . . . . . . . .. . .     (68.7)           (65.3)          (67.3)           (68.0)
    Depreciation and amortization . . . . . .  . . . .     (10.5)           (10.8)          (11.2)            (9.7)
    Selling, general and administrative . .. . . . . .     (13.1)           (11.5)          (12.0)           (11.4)
    Minority interest . . . . . . . . .  . . . . . . .      (0.4)             0.2            (0.2)             0.1
                                                           -----            -----           -----            -----
    Operating income . . . . . . . . . . . . . . . . .       7.3             12.6             9.3             11.0
    Interest expense  . . . . . . . . . . . .  . . . .      (4.4)            (2.3)           (4.7)            (2.1)
    Interest income  . . . . . . . . . . . . . . . . .       0.9              0.8             1.0              0.8
    Other, net . . . . . . . . . . . . . . . . . . . .       3.6              0.9             2.8              0.1
    Income tax provision . . . . . . . . . . . . . . .      (1.9)            (1.6)           (1.9)            (1.6)
                                                           -----            -----           -----            -----
    Net income . . . . . . . . . . . . . . . . . . . .       5.5%            10.4%            6.5%             8.2%
                                                           -----            -----           -----            -----
                                                           -----            -----           -----            -----

- - -------------------
(1) Consists of operating costs and expenses other than depreciation and amortization, selling, general and administrative, and minority interest.

                                                                       FORM 10-Q



RESULTS OF OPERATIONS

         The consolidated operating results for the second quarter of 1994 ("Current Quarter") and first six months of 1994 ("Current Period") reflect higher activity levels compared to the same periods in 1993, particularly in the Company's international offshore operations. Revenues increased primarily a result of the addition to the Company's drilling rig fleet of the rigs purchased through the Western Acquisition and the turnkey drilling operations acquired in the Triton Acquisition during the Current Quarter. The land operations improved as a result of improved dayrates and utilization. Domestic offshore revenues increased primarily due to improved dayrates with respect to the comparable periods in 1993; however, utilization rates decreased from comparable periods in 1993 and contract margins declined due to increased stacking expenses and higher repair and supply costs.

         Operating revenues from contract drilling and turnkey services increased 84 percent for the Current Quarter to $69,211,000 from $37,496,000 for the same quarter in 1993. The 84 percent increase consists of 41 percent attributable to turnkey revenues and 43 percent attributable to increased international utilization and improved domestic dayrates. Although the Company's domestic offshore dayrates for the Current Quarter and Current Period were higher than those in 1993, dayrates in the Gulf of Mexico have declined since the beginning of 1994. Operating revenues from international contract drilling operations were $36,042,000 (or 52 percent of total contract drilling services revenue) for the Current Quarter, compared to $20,821,000 (or 56 percent of total contract drilling services revenue) for the comparable quarter in 1993. Net income for the Current Quarter decreased slightly to $3,969,000 from $4,097,000 for the corresponding quarter in 1993 due to decreased domestic utilization and contract margins, partially offset by increased margins from the international operations.

         Operating revenues for the Current Period increased 43% compared with the comparable period in 1993, primarily a result of revenues associated with the rigs purchased from Western and the Current Quarter revenues of $16,579,000 from Triton. Net income was $8,436,000 for the Current Period compared with net income of $7,489,000 for the same period in 1993. Operating costs as a percentage of operating revenues were 67% as compared to 68% in the 1993 period. This decrease was attributable to the increased contract contribution from the international land and offshore operations offset by reduced operating margins in the domestic offshore operations.

         The average domestic offshore rig utilization rate decreased to 71 percent for the Current Period from 87 percent for the comparable period in 1993. The Company's utilization has been impacted by the movement of rigs into the Gulf of Mexico since late 1993. The average domestic land rig utilization rate was 48 percent and 32 percent for the Current Period and comparable period in 1993, respectively.

         The average international offshore rig utilization rate decreased to 82 percent for the Current Period from 84 percent for the comparable period in 1993, as a result of the Ed Holt being off contract due to repairs and reduced operating levels in Nigeria. At June 30, 1994, the Company had 15 labor contracts on operator-owned rigs in its international operations, compared to 16 contracts at June 30, 1993. The average international land rig utilization rate increased to 72 percent for the Current Period from 34 percent for the comparable period in 1993 as a result of the higher natural gas activity levels in Canada.

         The decrease in engineering services revenues for the Current Period was due to decreased oil and gas development activity in the United Kingdom resulting from depressed oil prices partially offset by the engineering and consulting services operating revenues generated by Triton of $764,000.

         Depreciation and amortization expense for the Current Quarter and Current Period increased from the comparable quarter and period in 1993 reflecting depreciation of the assets acquired in the Western and Triton Acquisitions.

                                                                       FORM 10-Q


         The increase in selling, general and administrative expenses as a percentage of operating revenues for the Current Quarter and Current Period as compared to the comparable quarter and period in 1993 was principally a result of the Western and Triton Acquisitions.

         Other, net for the Current Period increased by $3,624,000 from the comparable 1993 period. The increase was primarily due to a gain of $807,000 from an insurance recovery related to the Company's Nigeria operations and a gain of $1,593,000 from a recovery of a previously written-off note receivable associated with the dissolution of a portion of the Company's Far East operations. The Company received 2,925,000 shares of Century Drilling Limited (an Australian company) common stock valued at $1,288,000 and $275,000 in cash as proceeds from the recovery of the written-off note receivable.

         The increase in accounts receivable, costs of uncompleted contracts in excess of billings, other current assets, other current liabilities and minority interest was due to the Triton Acquisition.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

         At June 30, 1994, the Company had cash, cash equivalents, restricted cash and investments in marketable securities of $59.6 and $24.7 million of funds available under various lines of credit. In the Current Quarter and Current Period, cash provided by operations was $16.5 million and $27.2 million. The Company expects to continue to generate cash flow from operations for the remainder of 1994, assuming no material decrease in demand for contract drilling and turnkey services. The Company will continue to have cash requirements for debt principal and interest payments and preferred dividends, when and if declared. For the remainder of 1994 and the first six months of 1995, principal and interest payments are estimated to be approximately $17.9 million. Giving effect to an assumed full conversion of Noble Drilling's $2.25 Convertible Exchangeable Preferred Stock (the "Preferred Stock") on December 31, 1994, dividends on the Preferred Stock for the remainder of 1994 and the first six months of 1995 are estimated to be approximately $1.7 million. The Company expects to fund these obligations, totaling $19.6 million, out of cash and short-term investments as well as cash expected to be provided by operations.

         Capital expenditures for the remainder of 1994 and the first six months of 1995 are planned to aggregate approximately $50.0 million, of which the majority are discretionary and relate to upgrades of equipment which management considers desirable to improve the marketability of the fleet, but which can be deferred if necessary. These capital expenditures will be funded from operating cash flows to the extent available, existing cash balances and/or with available lines of credit.


CREDIT FACILITIES AND LONG-TERM DEBT

         On June 16, 1994, the Company signed an agreement with First Interstate Bank of Texas, N.A. for a $25.0 million revolving credit facility and $5.0 million letter of credit facility. At June 30, 1994 the Company had lines of credit totaling $26.0 million and letter of credit facilities totaling $5.7 million subject to the Company's maintenance of certain levels of collateral. Based on levels of collateral at June 30, 1994, the Company had $24.7 million available under these lines of credit and $5.0 million available to support the issuance of letters of credit.

         In connection with the initial construction of the NN-l, the predecessor of NN-1 Limited Partnership issued U.S. Government Guaranteed Ship Financing Sinking Fund Bonds, of which $2.3 million was outstanding at June

                                                                       FORM 10-Q


30, 1994. The bonds are secured by the vessel, and the applicable security agreement contains certain restrictions, among others, on distributions to partners, dispositions of assets and services to related parties. In addition, there are minimum working capital, net worth and long-term debt to net worth requirements applicable to NN-1 Limited Partnership. The Company's sharing percentage in NN-1 Limited Partnership's distributions from operations is generally 90 percent.

        On October 7, 1993, in connection with the Western Acquisition, the Company issued 12,041,000 shares of common stock and $125,000,000 principal amount of 9 1/4% Senior Notes Due 2003 (the "Senior Notes"). The Senior Notes will mature on October 1, 2003. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 1998 at 103.47 percent of principal amount, declining ratably to par on or after October 1, 2001, plus accrued interest. Mandatory sinking fund payments of 25 percent of the original principal amount of the Senior Notes at par plus accrued interest will be required on October 1, 2001 and October 1, 2002. The indenture governing the Senior Notes contains certain restrictive covenants, including limitations on additional indebtedness and the ability to secure such indebtedness, restrictions on dividends and certain investments, and limitations on sale of assets, sales and leasebacks, transactions with affiliates, and mergers or consolidations.


CASH FLOWS

         The net cash provided by operations in the Current Period was $27,213,000 compared with net cash provided by operations of $14,335,000 for the same period in 1993. The increase was primarily the result of the increased international activity in 1994.

         The net cash used in investing activities in the Current Period was $2,160,000 compared with net cash provided by investing activities of $5,771,000 in the same period in 1993. The decline in the Current Period compared to the 1993 period was due primarily to cash used in capital expenditures and Triton's payment to a minority interest holder of a Mexican joint venture, offset by net cash proceeds received as a result of the Triton Acquisition.

         The net cash used in financing activities was $2,951,000 in the Current Period compared with $18,319,000 for the first six months of 1993. The decrease in net cash used was primarily due to lower debt amortization requirements in the current period.

         The increase in cash and cash equivalents from January 1 to June 30, 1994 of $21,387,000 was primarily the result of cash provided by operations of $27,213,000 and net cash proceeds received of $13,600,000 from the Triton Acquisition offset by capital expenditures of $19,349,000 and payment on preferred stock dividends of $3,364,000.


TRANSACTION WITH CHILES OFFSHORE CORPORATION

        On June 13, 1994, Noble Drilling signed a definitive merger agreement with Chiles, pursuant to which Chiles will merge with and into a wholly-owned subsidiary of Noble Drilling. The merger agreement provides that each share of Chiles common stock will be exchanged for 0.75 of a share of Noble common stock and each share of Chiles $1.50 preferred stock will be exchanged for one share of a newly created

                                                                       FORM 10-Q


series of $1.50 convertible preferred stock of Noble Drilling. The merger is conditioned upon the approval of common stockholders of each company, required regulatory approvals and other conditions.

         On July 8, 1994, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission detailing the merger agreement. The respective meetings of the stockholders of Noble Drilling and Chiles are expected to occur on September 15, 1994 and the merger is expected to become effective as soon as practicable thereafter.


NIGERIAN SITUATION

         The Company has significant operations in Nigeria. Since the cancellation of presidential elections in June 1993, Nigeria has undergone a period of political unrest. The reluctance of Nigeria to proceed with a transition to civilian rule has resulted in a series of strikes, protests and disruptions to the Nigerian economy. In July 1994, both of Nigeria's oil worker unions called for a strike to protest the government's continued refusal to hand over the power to the winner of the 1993 presidential election. During the first week of August, other national labor unions joined in the oil worker's strike and tensions have increased, causing widespread civil unrest and severely curtailing most commercial and economic activity in Nigeria. Specifically, the strike has resulted in the suspension of virtually all drilling activity in Nigeria. There can be no assurance as to the length or outcome of the unrest in Nigeria.

         Currently, the Company has two rigs under contract and three rigs stacked in Nigeria. Although drilling activity has been suspended on one rig, the Company continues to earn dayrates for both rigs under the drilling contracts. The contracts for both rigs contain clauses that allow the operator to suspend operations in the event of force majeure and to terminate the contract if the force majeure continues; however, neither operator has elected to suspend operations pursuant to these clauses. The Company maintains war and political risk and business interruption insurance, subject in the case of certain coverages, to cancellation on seven days notice. The current political instability may delay or jeopardize the Company's ability to renew existing drilling contracts or to secure new contracts for the rigs. No assurance can be given that the civil and political climate in Nigeria will improve.
Drilling activities in Nigeria accounted for 19 percent and 13 percent, respectively, of the Company's revenues during 1993 and the first six months of 1994.

                                                                       FORM 10-Q


                               INDEX TO EXHIBITS

                          PART II.  OTHER INFORMATION


         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             a)   The following exhibits are filed as part of this Form 10-Q:

       10.1   -- Credit Agreement dated as of June 16, 1994 among
                 Noble Drilling Corporation, First Interstate Bank of Texas, N.A., in its individual capacity and as agent and Credit Lyonnais Cayman Island Branch (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

       10.2 -- Revolving Credit Note dated June 16, 1994 of Noble Drilling Corporation in the amount of $12,500,000 in favor of Credit Lyonnais Cayman Island Branch (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

       10.3   -- Revolving Credit Note dated June 16, 1994 of
                 Noble Drilling Corporation in the amount of $12,500,000 in favor of First Interstate Bank of Texas, N.A. (filed as
                 Exhibit 10.3 to the Company's Registration Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

       10.4 -- Guaranty Agreement dated as of June 16, 1994 by and among Noble Drilling (U.S.) Inc., Noble Drilling (West Africa) Inc. and Noble Drilling (Mexico) Inc. (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).


             b) The following report on Form 8-K/A Amendment No. 1 was filed by the Company on June 30, 1994:

                  Form 8-K/A Amendment No.1 dated June 30, (Date of Event:
                  April 22, 1994), which reported the acquisition of all the issued and outstanding capital stock of Triton Engineering Services Company under "Item 2. Acquisition or Disposition of Assets."

             c) The following report on Form 8-K was filed by the Company on June 13, 1994:

                  Form 8-K dated June 13, 1994, which reported the signing of a definitive merger agreement with Chiles Offshore Corporation under "Item 2. Transaction with Chiles Offshore Corporation."

                                                                       FORM 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



NOBLE DRILLING CORPORATION




DATE:  August 11, 1994                  /s/ JAMES C. DAY
                                        -------------------------------------
                                        JAMES C. DAY,
                                        Chairman,
                                        President and
                                        Chief Executive Officer



DATE:  August 11, 1994                  /s/  BYRON L. WELLIVER
                                        -------------------------------------
                                        BYRON L. WELLIVER,
                                        Senior Vice President-Finance and
                                        Treasurer (Principal
                                        Financial Officer)