Form 10-Q
period 1994-09-30
NOBLE DRILLING CORP
filed 1994-11-14
CIK 777201

================================================================================


                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED
                              SEPTEMBER 30, 1994

                                      OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to __________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  /X/ Yes   / / No

     Number of shares of Common Stock outstanding as of November 10, 1994:
77,811,401


================================================================================

                                          PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS
                                                 (In thousands)
                                                   (Unaudited)

                                                                  September 30,      December 31,
                                                                      1994              1993
                                                                  -------------      ------------

                       ASSETS

CURRENT ASSETS
     Cash and cash equivalents .............................        $   95,706        $   69,177
     Restricted cash .......................................             1,842             1,793
     Investment in marketable securities ...................            41,223            39,451
     Accounts receivable ...................................            66,590            66,219
     Investment in marketable equity securities.............            10,408
     Costs of uncompleted contracts in excess of billings...               221
     Other current assets...................................            28,259            25,092
                                                                    ----------        ----------
             Total current assets ..........................           244,249           201,732
                                                                    ----------        ----------

PROPERTY AND EQUIPMENT
     Drilling equipment and facilities .....................           795,438           765,807
     Other..................................................            19,736            15,801
                                                                    ----------        ----------
                                                                       815,174           781,608
     Accumulated depreciation ..............................          (322,986)         (299,579)
                                                                    ----------        ----------
                                                                       492,188           482,029
                                                                    ----------        ----------
OTHER ASSETS ...............................................            10,650            12,792
                                                                    ----------        ----------
                                                                    $  747,087        $  696,553
                                                                    ==========        ==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term notes payable ..............................        $    4,000        $
     Current installments of long-term debt ................               546               546
     Accounts payable ......................................            36,832            21,525
     Accrued payroll and related costs .....................            11,198            10,116
     Taxes .................................................            15,225             7,098
     Interest payable ......................................             5,913             2,541
     Other current liabilities .............................             6,873             9,371
                                                                    ----------        ----------
             Total current liabilities .....................            80,587            51,197
                                                                    ----------        ----------
LONG-TERM DEBT .............................................           126,865           127,144
OTHER LIABILITIES ..........................................             1,783             1,286
MINORITY INTEREST ..........................................             1,259               156
                                                                    ----------        ----------
                                                                       210,494           179,783
                                                                    ----------        ----------
SHAREHOLDERS' EQUITY
     Preferred stock .......................................             7,015             7,015
     Common stock ..........................................             7,804             7,637
     Capital in excess of par value ........................           590,505           583,110
     Cumulative translation adjustment .....................            (1,733)           (2,286)
     Unrealized losses on marketable securities ............            (1,733)
     Retained deficit ......................................           (63,515)          (76,956)
     Treasury stock, at cost ...............................            (1,750)           (1,750)
                                                                    ----------        ----------
                                                                       536,593           516,770
                                                                    ----------        ----------
                                                                    $  747,087        $  696,553
                                                                    ==========        ==========

                  See notes to interim financial statements.

                 NOBLE DRILLING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                 (Unaudited)

                                                                   Three Months Ended
                                                                     September 30,
                                                              ----------------------------
                                                                1994               1993
                                                              ---------          ---------
OPERATING REVENUES
     Contract drilling services ...........................   $  68,252          $  62,445
     Turnkey drilling services ............................      27,080
     Engineering and consulting services ..................       1,092                384
     Other revenue ........................................       1,636                602
                                                              ---------          ---------
                                                                 98,060             63,431
                                                              ---------          ---------

OPERATING COSTS AND EXPENSES
     Contract drilling services ...........................      45,563             43,358
     Turnkey drilling services ............................      22,702
     Engineering and consulting services ..................       1,073                325
     Other expense ........................................         997                554
     Depreciation and amortization ........................      1O,152              6,464
     Selling, general and administrative ..................      15,407              6,321
     Minority interest ....................................         (50)               (53)
                                                              ---------          ---------
                                                                 95,844             56,969
                                                              ---------          ---------

OPERATING INCOME...........................................       2,216              6,462

OTHER INCOME (EXPENSE)
     Interest expense .....................................      (3,213)            (1,364)
     Interest income ......................................       1,469                340
     Other, net ...........................................       3,437              1,156
                                                              ---------          ---------

INCOME BEFORE INCOME TAXES ................................       3,909              6,594

INCOME TAX PROVISION ......................................      (1,413)              (609)
                                                              ---------          ---------

NET INCOME ................................................       2,496              5,985

PREFERRED STOCK DIVIDENDS .................................      (3,191)            (1,682)
                                                              ---------          ---------
NET INCOME APPLICABLE TO COMMON SHARES ....................   $    (695)         $   4,303
                                                              =========          =========

NET INCOME APPLICABLE TO COMMON SHARES
  PER SHARE ..............................................   $   (0.01)         $    0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING................      77,894             63,894



         See notes to interim financial statements.

                 NOBLE DRILLING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)
                                 (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                          --------------------
                                                            1994        1993
                                                          --------    --------
OPERATING REVENUES
  Contract drilliug services ............................ $215,774    $178,045
  Turnkey drilling services  ............................   42,309
  Engineering and consulting services ...................    2,448       1,868
  Other revenue .........................................    4,045       3,308
                                                          --------    --------
                                                           264,576     183,221
                                                          --------    --------

OPERATING COSTS AND EXPENSES
  Contract drilling services ............................  141,876     126,475
  Turnkey drilling services .............................   35,188
  Engineering and consulting services ...................    2,039       1,750
  Other expense .........................................    2,642       1,907
  Depreciation and amortization .........................   29,460      19,413
  Selling, general and administrative ...................   35,295      19,633
  Minority interest .....................................      189        (134)
                                                          --------    --------
                                                           246,689     169,044
                                                          --------    --------

OPERATING INCOME ........................................   17,887      14,177

OTHER INCOME (EXPENSE)
  Interest expense ......................................   (9,327)     (4,889)
  Interest income .......................................    4,002       1,350
  Other, net ............................................   15,131         484
                                                          --------    --------

INCOME BEFORE INCOME TAXES ..............................   27,693      11,122

INCOME TAX PROVISION ....................................   (4,678)     (2,583)
                                                          --------    --------

NET INCOME ..............................................   23,015       8,539

PREFERRED STOCK DIVIDENDS ...............................   (9,574)     (5,046)
                                                          --------    --------
NET INCOME APPLICABLE TO COMMON SHARES .................. $ 13,441    $  3,493
                                                          ========    ========

NET INCOME APPLICABLE TO COMMON SHARES PER SHARE ........ $   0.17    $   0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..............   77,275      63,669

                  See notes to interim financial statements.

                 NOBLE DRILLING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             1994        1993
                                                           --------    --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . .  $ 23,015    $  8,539
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization . . . . . . . . . . .    29,460      19,413
      (Gain) loss on sale of assets . . . . . . . . . . .    (8,772)       (689)
      Deferred income tax provision . . . . . . . . . . .     2,949
      Other . . . . . . . . . . . . . . . . . . . . . . .    (5,652)         58
      Changes in operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . . . . .    22,458     (10,475)
        Deferred pension costs  . . . . . . . . . . . . .       137        (267)
        Other assets  . . . . . . . . . . . . . . . . . .    12,675       2,494
        Debt issuance costs . . . . . . . . . . . . . . .       303
        Accounts payable  . . . . . . . . . . . . . . . .    (9,822)      4,556
        Other liabilities . . . . . . . . . . . . . . . .   (12,695)      3,570
                                                           --------    --------
                                                             54,056      27,199
                                                           --------    --------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Purchase of property and equipment  . . . . . . . . . .   (36,360)     (9,034)
  Proceeds from acquisition of business,
    net of cash paid  . . . . . . . . . . . . . . . . . .    13,600
  Proceeds from sale of property and equipment  . . . . .    12,748       1,321
  Investment in marketable securities . . . . . . . . . .    (3,505)      4,088
  Payments to minority interest holders, net  . . . . . .    (4,478)
  Investment in unconsolidated affiliate  . . . . . . . .      (263)        (23)
                                                           --------    --------
                                                            (18,258)     (3,648)
                                                           --------    --------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Payment of long-term debt . . . . . . . . . . . . . . .      (279)    (23,163)
  Dividends paid on preferred stock . . . . . . . . . . .    (9,574)     (5,046)
  Proceeds from issuance of common stock  . . . . . . . .     2,380       2,432
  Payment of short-term debt  . . . . . . . . . . . . . .    (1,566)     (2,449)
  (Increase) decrease in restricted cash  . . . . . . . .       (49)
  (Increase) decrease in other assets and liabilities . .       (87)        111
                                                           --------    --------
                                                             (9,175)    (28,115)
                                                           --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . .       (94)        620
                                                           --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . .    26,529      (3,944)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . .    69,177      20,210
                                                           --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . .  $ 95,706    $ 16,266
                                                           ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest  . . . . . . . . . . . . . . . . . . . . . .  $  5,852    $  2,977
    Income taxes  . . . . . . . . . . . . . . . . . . . .  $  3,094    $    663
  Noncash investing and financing activities:
    Acquisition of business . . . . . . . . . . . . . . .  $  9,169    $

                  See notes to interim financial statements.

                 NOBLE DRILLING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED INTERNATIONAL FINANCIAL STATEMENTS (Dollar amounts in tables are in thousands, except per share amounts)
                                 (Unaudited)


NOTE 1- BASIS OF ACCOUNTING


         The consolidated balance sheet as of September 30, 1994, of Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company"), the related consolidated statements of operations for the three- and nine-month periods ended September 30, 1994 and 1993 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993 are unaudited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These interim financial statements and notes are presented in condensed form as permitted by Form 10-Q.

         On September 15, 1994, Chiles Offshore Corporation ("Chiles") merged with the Company and the merger was accounted for as a pooling-of-interests (see Note 3). All information in the current and prior period financial statements has been restated to include this merger.

         Certain reclassifications have been made to the 1993 consolidated financial statements to conform to the classifications used in the 1994 consolidated financial statements.


NOTE 2 - NET INCOME APPLICABLE TO COMMON SHARES PER SHARE


         Net income applicable to common shares per share has been computed on the basis of the weighted average number of common shares and, where dilutive, common share equivalents outstanding during the indicated periods. Each share of the Noble Drilling $2.25 convertible exchangeable preferred stock and $1.50 convertible preferred stock was assumed to be converted into 5.41946 and 2.4446 shares of common stock, respectively, for purposes of calculating fully diluted earnings per share. The calculation of income per share assuming full dilution was antidilutive; therefore, fully diluted earnings per share was not presented.


NOTE 3 - MERGER AND ACQUISITIONS


         On September 15, 1994, Chiles was merged with a subsidiary of Noble Drilling (the "Chiles Merger"). The merger was consummated through the exchange of 28,844,280 shares of the Company's common stock for all the outstanding shares of common stock of Chiles. In addition, 4,025,000 shares of Noble Drilling $1.50 convertible preferred stock were issued at the time of the Chiles Merger and exchanged for all of the outstanding shares of the Chiles $1.50 convertible preferred stock.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



The effect of the Chiles Merger on the statements of operations was to change previously reported information as follows:


                                                                                   COMPANY           CHILES       COMBINED
                                                                                --------------    ------------   -----------
SIX MONTHS ENDED JUNE 30, 1994
         Operating revenue  . . . . . . . . . . . . . . . . . . . . . . . .     $      130,841    $     35,675   $   166,516
         Operating income . . . . . . . . . . . . . . . . . . . . . . . . .             12,153           3,518        15,671
         Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .              8,436          12,083        20,519
         Preferred stock dividends  . . . . . . . . . . . . . . . . . . . .              3,364           3,019         6,383
         Net income applicable to common shares . . . . . . . . . . . . . .              5,072           9,064        14,136
         Net income applicable to common shares per share . . . . . . . . .               0.10            0.32          0.18
SIX MONTHS ENDED JUNE 30, 1993
         Operating revenue  . . . . . . . . . . . . . . . . . . . . . . . .             91,655          28,135       119,790
         Operating income (loss)  . . . . . . . . . . . . . . . . . . . . .             10,035          (2,320)        7,715
         Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . .              7,489          (4,935)        2,554
         Preferred stock dividends  . . . . . . . . . . . . . . . . . . . .              3,364                         3,364
         Net income (loss) applicable to common shares  . . . . . . . . . .              4,125          (4,935)         (810)
         Net income (loss) applicable to common shares per share  . . . . .               0.12           (0.17)        (0.01)

THREE MONTHS ENDED JUNE 30, 1994
         Operating revenue  . . . . . . . . . . . . . . . . . . . . . . . .             71,593          16,002        87,595
         Operating income . . . . . . . . . . . . . . . . . . . . . . . . .              5,213              96         5,309
         Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3,969           8,429        12,398
         Preferred stock dividends  . . . . . . . . . . . . . . . . . . . .              1,682           1,510         3,192
         Net income applicable to common shares . . . . . . . . . . . . . .              2,287           6,919         9,206
         Net income applicable to common shares per share . . . . . . . . .               0.05            0.24          0.12
THREE MONTHS ENDED JUNE 30, 1993
         Operating revenue  . . . . . . . . . . . . . . . . . . . . . . . .             39,483          14,984        54,467
         Operating income . . . . . . . . . . . . . . . . . . . . . . . . .              4,984             473         5,457
         Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . .              4,097          (1,210)        2,887
         Preferred stock dividends  . . . . . . . . . . . . . . . . . . . .              1,682                         1,682
         Net income (loss) applicable to common shares  . . . . . . . . . .              2,415          (1,210)        1,205
         Net income (loss) applicable to common shares per share  . . . . .               0.07           (0.04)         0.02

THREE MONTHS ENDED MARCH 31, 1994
         Operating revenue  . . . . . . . . . . . . . . . . . . . . . . . .             59,248          19,673        78,921
         Operating income . . . . . . . . . . . . . . . . . . . . . . . . .              6,940           3,422        10,362
         Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,467           3,654         8,121
         Preferred stock dividends  . . . . . . . . . . . . . . . . . . . .              1,682           1,509         3,191
         Net income applicable to common shares . . . . . . . . . . . . . .              2,785           2,145         4,930
         Net income applicable to common shares per share . . . . . . . . .               0.06            0.08          0.06
THREE MONTHS ENDED MARCH 31, 1993
         Operating revenue  . . . . . . . . . . . . . . . . . . . . . . . .             52,172          13,151        65,323
         Operating income (loss)  . . . . . . . . . . . . . . . . . . . . .              5,051          (2,793)        2,258
         Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . .              3,392          (3,725)         (333)
         Preferred stock dividends  . . . . . . . . . . . . . . . . . . . .              1,682                         1,682
         Net income (loss) applicable to common shares  . . . . . . . . . .              1,710          (3,725)       (2,015)
         Net income (loss) applicable to common shares per share  . . . . .               0.05           (0.13)        (0.03)

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)





                                                                                   COMPANY          CHILES        COMBINED
                                                                                --------------    ------------   -----------
YEAR ENDED DECEMBER 31, 1993
         Operating revenue  . . . . . . . . . . . . . . . . . . . . . . . .     $      194,942    $     69,589   $   264,531
         Operating income . . . . . . . . . . . . . . . . . . . . . . . . .             23,661           5,248        28,909
         Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,916           1,936        22,852
         Preferred stock dividends  . . . . . . . . . . . . . . . . . . . .              6,728           1,208         7,936
         Net income applicable to common shares . . . . . . . . . . . . . .             14,188             728        14,916
         Net income applicable to common shares per share . . . . . . . . .               0.37            0.03          0.23
YEAR ENDED DECEMBER 31, 1992
         Operating revenue  . . . . . . . . . . . . . . . . . . . . . . . .            139,713          44,453       184,166
         Operating loss . . . . . . . . . . . . . . . . . . . . . . . . . .             (4,516)        (25,743)      (30,259)
         Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (11,457)        (31,893)      (43,350)
         Preferred stock dividends  . . . . . . . . . . . . . . . . . . . .              6,728                         6,728
         Net loss applicable to common shares . . . . . . . . . . . . . . .            (18,185)        (31,893)      (50,078)
         Net loss applicable to common shares per share . . . . . . . . . .              (0.53)          (2.32)        (1.12)


The effect of the Chiles Merger on the balance sheets was to change previously reported information as follows:

                                                                                   COMPANY          CHILES        COMBINED
                                                                                --------------    ------------   -----------
AT JUNE 30, 1994
         Current assets . . . . . . . . . . . . . . . . . . . . . . . . . .     $      150,364   $      64,980   $   215,344
         Noncurrent assets  . . . . . . . . . . . . . . . . . . . . . . . .            388,881         145,129       534,010
         Current liabilities  . . . . . . . . . . . . . . . . . . . . . . .             69,384          12,589        81,973
         Noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . .            129,854             475       130,329
         Total shareholders' equity . . . . . . . . . . . . . . . . . . . .            340,007         197,045       537,052

AT MARCH 31, 1994
         Current assets . . . . . . . . . . . . . . . . . . . . . . . . . .            126,021          87,235       213,256
         Noncurrent assets  . . . . . . . . . . . . . . . . . . . . . . . .            380,856         112,123       492,979
         Current liabilities  . . . . . . . . . . . . . . . . . . . . . . .             47,032           9,098        56,130
         Noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . .            128,365             293       128,658
         Total shareholders' equity . . . . . . . . . . . . . . . . . . . .            331,480         189,967       521,447

AT DECEMBER 31, 1993
         Current assets . . . . . . . . . . . . . . . . . . . . . . . . . .            116,698          85,034       201,732
         Noncurrent assets  . . . . . . . . . . . . . . . . . . . . . . . .            383,019         111,802       494,821
         Current liabilities  . . . . . . . . . . . . . . . . . . . . . . .             42,289           8,908        51,197
         Noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . .            128,475             111       128,586
         Total shareholders' equity . . . . . . . . . . . . . . . . . . . .            328,953         187,817       516,770

AT DECEMBER 31, 1992
         Current assets . . . . . . . . . . . . . . . . . . . . . . . . . .             78,836          29,682       108,518
         Noncurrent assets  . . . . . . . . . . . . . . . . . . . . . . . .            231,303         116,708       348,011
         Current liabilities  . . . . . . . . . . . . . . . . . . . . . . .             55,102          10,423        65,525
         Noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . .             43,309          46,061        89,370
         Total shareholders' equity . . . . . . . . . . . . . . . . . . . .            211,728          89,906       301,634



         On April 22, 1994, the Company acquired all of the issued and outstanding shares of common stock (the "Shares") of Triton Engineering Services Company, a Texas corporation ("Triton"), pursuant to the terms of the Stock Purchase Agreement dated April 22, 1994 ("Triton Acquisition"). In consideration for the Shares, the Company paid approximately $4,085,000 in cash, issued

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

promissory notes in the aggregate amount of $4,000,000 and issued 751,864 shares of Noble Drilling common stock valued at $5,169,000. The promissory notes were paid on October 21, 1994. In addition, the Company has a contingent obligation on April 22, 1996 to pay additional consideration, including issuance of up to 254,551 shares of Noble Drilling common stock, subject to reduction as a result of certain events, as well as an indeterminable number of additional shares in the event Triton achieves certain operating results in 1994. The Triton Acquisition has been accounted for under the purchase method, and accordingly, the operating results have been included in the consolidated operating results since the date of acquisition.

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


         The following table summarizes certain unaudited pro forma condensed consolidated results of operations information giving effect for the Western Acquisition, Triton Acquisition and the Chiles Merger had these transactions occurred on January 1, 1993.



                                                 NINE MONTHS                 YEAR ENDED
                                              ENDED SEPTEMBER 30,            DECEMBER 31,
                                           ---------------------------       ------------
                                             1994               1993             1993
                                           --------           --------       ------------
STATEMENT OF OPERATIONS DATA:
Operating revenues . . . . . . . . . .     $290,711           $281,251         $428,284
Operating income . . . . . . . . . . .       18,759             22,481           35,541
Net income . . . . . . . . . . . . . .       23,109              7,625           17,192
Preferred stock dividends  . . . . . .        9,574              5,046            7,936
Net income applicable to
 common shares . . . . . . . . . . . .       13,535              1,455            9,256

Net income applicable to
 common shares per share . . . . . . .         0.17               0.02             0.12

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital  . . . . . . . . . . .     $163,662                            $159,922
Total assets . . . . . . . . . . . . .      747,087                             762,736
Long-term debt . . . . . . . . . . . .      126,865                             127,144
Shareholders' equity . . . . . . . . .      536,593                             521,939




         The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been in effect for the entire periods presented. In addition, the pro forma results are not intended to be a projection of future results from combined operations.


NOTE 4 - MARKETABLE SECURITIES

         Effective January 1, 1994, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under the provisions of SFAS No. 115, investments in debt and equity securities are required to be classified into three categories - held-to-maturity, available-for-sale and trading securities. At each reporting date, the appropriateness of such classification is required to be reassessed.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

         As of September 30, 1994, the Company categorized all of its debt securities, with original maturities of three months or more, as available-for-sale. These investments are classified as marketable securities within current assets on the accompanying consolidated balance sheets. The following table highlights information applicable to the Company's investments categorized as available-for-sale as of September 30, 1994:


                                                                                         UNREALIZED
        DEBT SECURITY/MATURITY                 AMORTIZED COST        FAIR VALUE            LOSSES
        ----------------------                 --------------        ---------             -------
Certificate of Deposit  . . . . . . . . . . .     $ 3,044            $ 3,042              $    (2)
Corporate Obligations
   Mature within 1 year . . . . . . . . . . .       9,828              9,632                 (196)
   Mature after 1 year through 5  . . . . . .       5,203              5,069                 (134)
                                                  -------            -------              -------
                                                   15,031             14,701                 (330)
                                                  -------            -------              -------
U.S. Government Obligations:
   Mature within 1 year . . . . . . . . . . .         525                521                   (4)
   Mature after 1 year through 5 . . . . .  .      24,356             22,959               (1,397)
                                                  -------            -------              -------
                                                   24,881             23,480               (1,401)
                                                  -------            -------              -------
Total . . . . . . . . . . . . . . . . . . . .     $42,956            $41,223              $(1,733)
                                                  =======            =======              =======


         At September 30, 1994, the aggregate cost of current marketable securities exceeded their aggregate market value by $1,733,000. An allowance for unrealized losses has been established and included as a reduction of shareholders' equity. Total realized losses related to short-term investments for the nine-month period ended September 30, 1994 were $2,199,000.

         The Company categorizes its investments in marketable equity securities of $10,408,000 as trading securities and such investments are classified as current assets and are recorded at fair value at September 30, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


THE COMPANY

         The Company's mobile offshore fleet consists of 44 rigs, comprised of 30 jackup drilling rigs, eight submersible rigs, four posted barges and two platform rigs. The offshore fleet is currently diversified geographically as follows: U.S. Gulf - 29 rigs; Mexican Gulf - two rigs; West Africa - eight rigs; Venezuela - four rigs; and India - one rig. The Company's offshore operations also include labor contracts for drilling and workover activities covering 16 rigs owned by oil companies operating in the U.K. North Sea. Through its wholly owned subsidiary, Triton, the Company provides turnkey drilling services and other engineering and consulting services for the oil and gas industry. The Company's land drilling operations are conducted principally in Western Canada, Texas and Louisiana with an active fleet of 19 land drilling rigs.


INDUSTRY CONDITIONS AND RISKS

         Increasing U.S. natural gas prices resulted in significant improvements in the U.S. Gulf of Mexico ("U.S. Gulf") rig demand and dayrates during the second half of 1993. Declining world oil prices during this period reduced rig demand outside the U.S. Gulf. As a result of declining international rig demand and improved market conditions in the U.S. Gulf, many contractors mobilized rigs from international markets back to the U.S. Gulf during late 1993 and early 1994. The increased supply of drilling rigs in the U.S. Gulf has more than offset the increased level of U.S. Gulf rig demand during 1994, causing dayrates to deteriorate. Dayrates charged by the Company in the third quarter of 1994 in the U.S. Gulf were 9 percent and 12 percent lower than those the Company charged in the second quarter of 1994 and third quarter of 1993, respectively. The Company continues to believe that absent an improvement in rig demand outside the U.S. Gulf, movement of additional rigs to the U.S. Gulf could further reduce dayrates and possibly affect the utilization levels of the Company's rig fleet.

         A major portion of the Company's revenues has been attributable to international operations. Revenues from international sources accounted for approximately 49 percent of the Company's operating revenues for the nine-month period ended September 30, 1994. Currently, the Company has four offshore drilling rigs under contract and three offshore drilling rigs stacked in Nigeria. Revenues from drilling operations in Nigeria accounted for 13 percent of the Company's operating revenues in the first nine months of 1994. Recent political and economic instability in Nigeria has caused delays in the Company's ability to renew existing contracts or to secure new drilling contracts. No assurance can be given that the political and economic climate in Nigeria will improve or that it will not worsen.

         The Company began to operate in Venezuela in late 1993 and currently has four jackup rigs under contract for Lagoven, a subsidiary of the government-owned oil company of Venezuela. Revenues generated from drilling operations accounted for approximately nine percent of the Company's operating revenues in the first nine months of 1994. The Venezuelan economy has experienced high inflation and a shortage of foreign currency. During a recent banking crisis in Venezuela, the Venezuelan government imposed a program of currency exchange controls and taxes on certain financial transactions that temporarily impacted the ability of the government-owned oil companies and their affiliates to make payment in U.S. dollars or other hard currencies to oilfield service contractors. During this period, the Company's operations were not materially affected. Although payments are currently being made, any such government-imposed restriction could adversely affect the Company's operations in Venezuela.

SELECTED FINANCIAL DATA

         The following table sets forth selected financial information of the Company expressed as a percentage of total operating revenues for the periods indicated.

                                                                        THREE MONTHS                   NINE MONTHS
                                                                    ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                ----------------------------  ----------------------------
                                                                    1994           1993            1994           1993
                                                                ------------   -------------  ------------    -----------
       Operating revenues
          Contract drilling services
              International offshore . . . . . . . . . . . .        24.6%           22.2%          30.2%          30.0%
              Domestic offshore  . . . . . . . . . . . . . .        28.5            49.8           33.2           41.7
              International labor  . . . . . . . . . . . . .         9.4            12.0           10.4           14.1
              International land . . . . . . . . . . . . . .         4.9            10.9            5.3            8.5
              Domestic land  . . . . . . . . . . . . . . . .         2.2             3.5            2.5            2.9
          Turnkey drilling services  . . . . . . . . . . . .        27.6                           16.0
          Engineering and consulting services  . . . . . . .         1.1              .6             .9            1.0
          Other revenue  . . . . . . . . . . . . . . . . . .         1.7             1.0            1.5            1.8
                                                                   -----           -----          -----          -----
                                                                   100.0           100.0          100.0          100.0
       Operating costs (1) . . . . . . . . . . . . . . . . .       (71.7)          (69.7)         (68.7)         (71.0)
       Depreciation and amortization . . . . . . . . . . . .       (10.4)          (10.2)         (11.1)         (10.6)
       Selling, general and administrative . . . . . . . . .       (15.7)          (10.0)         (13.3)         (10.7)
       Minority interest . . . . . . . . . . . . . . . . . .         0.1             0.1           (0.1)           0.1
                                                                   -----           -----          -----          -----
       Operating income  . . . . . . . . . . . . . . . . . .         2.3            10.2            6.8            7.8
       Interest expense  . . . . . . . . . . . . . . . . . .        (3.3)           (2.2)          (3.5)          (2.7)
       Interest income . . . . . . . . . . . . . . . . . . .         1.5             0.6            1.5            0.7
       Other, net  . . . . . . . . . . . . . . . . . . . . .         3.5             1.8            5.7            0.3
       Income tax provision  . . . . . . . . . . . . . . . .         1.4            (1.0)          (1.8)          (1.4)
                                                                   -----           -----          -----          -----
       Net income  . . . . . . . . . . . . . . . . . . . . .         2.6             9.4            8.7            4.7
       Preferred stock dividends . . . . . . . . . . . . . .        (3.3)           (2.6)          (3.6)          (2.8)
                                                                   -----           -----          -----          -----
       Net income (loss) applicable to common shares . . . .        (0.7)%           6.8%           5.1%           1.9%
                                                                   =====           =====          =====          =====


___________________

(1) Consists of operating costs and expenses other than depreciation and amortization, selling, general and administrative, and minority interest.

RESULTS OF OPERATIONS


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


         During the three-month period ended September 30, 1994 (the "Current Quarter"), the Company generated operating revenues of $98,060,000 compared to $63,431,000 during the three-month period ended September 30, 1993 (the "Comparable Quarter"). The increase in revenues was primarily due to the operations of Triton, which was acquired in April 1994, and the addition to the Company's drilling fleet of the nine rigs purchased through the Western Acquisition in late 1993. Revenues in the Current Quarter for the domestic offshore operations decreased by $3,661,000 from the Comparable Quarter even though the number of operating days was slightly greater in the Current Quarter; however, dayrates were approximately 12 percent lower in the Current Quarter as compared to the Comparable Quarter.

         Utilization for the Company's domestic offshore rig fleet was 87 percent in the Current Quarter compared to 91 percent in the Comparable Quarter. The decrease was due to the influx of drilling rigs into the U.S. Gulf from certain international offshore markets. The Company's international offshore rig utilization rate increased to 79 percent during the Current Quarter from 75 percent in the Comparable Quarter. At September 30, 1994, the Company had 16 labor contracts on operator-owned rigs in its international operations as compared to 14 contracts at September 30, 1993. The Company's domestic land rig utilization rate was 46 percent in the Current Quarter as compared to 48 percent in the Comparable Quarter. Utilization for the Company's international land rig fleet was 87 percent in the Current Quarter compared to 50 percent in the Comparable Quarter, as drilling activity continues to be relatively high in Western Canada.

         Gross margins from offshore drilling operations were $18,887,000, or 36 percent of offshore drilling revenues, in the Current Quarter as compared to $16,198,000, or 35 percent of offshore drilling revenues, in the Comparable Quarter. Labor contract drilling gross margins were $2,094,000, or 23 percent of labor contract revenues, in the Current Quarter compared to $1,618,000, or 21 percent of labor contract revenues, in the Comparable Quarter. Land drilling operation's gross margins were $1,708,000, or 24 percent of land drilling revenues, in the Current Quarter, compared to $1,277,000, or 14 percent of land drilling revenues, in the Comparable Quarter. Turnkey drilling services gross margins were $4,378,000, or 16 percent of turnkey drilling revenues, in the Current Quarter.

         Depreciation and amortization expenses were $10,152,000 in the Current Quarter as compared to $6,464,000 in the Comparable Quarter. This increase of $3,688,000 is primarily due to the depreciation of the assets purchased in the Western and Triton Acquisitions and on the upgrades of several of the Company's drilling rigs.

         Selling, general and administrative expenses were $15,407,000 in the Current Quarter compared to $6,321,000 in the Comparable Quarter. The increase in selling, general and administrative expenses was a result of approximately $5.3 million of pooling costs related to the Chiles Merger being expensed in the Current Quarter and administrative expenses associated with the expanded operations from the Western and Triton Acquisitions.

         Interest expense was $3,213,000 in the Current Quarter compared to $1,364,000 in the Comparable Quarter. The increase was principally due to the issuance of senior debt discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities and Long-Term Debt."

         Other, net was $3,437,000 in the Current Quarter as compared to $1,156,000 in the Comparable Quarter. The increase in other, net was primarily due to net gains of $3.1 million related to the Company's marketable securities.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


         During the nine-month period ended September 30, 1994 (the "Current Period"), the Company generated operating revenues of $264,576,000 compared to $183,221,000 during the nine-month period ended September 30, 1993 (the "Comparable Period"). The increase in revenues was primarily due to the operations of Triton, which was acquired in April 1994, and the addition to the Company's drilling fleet of the nine rigs purchased through the Western Acquisition in late 1993.

         Utilization for the Company's domestic offshore rig fleet was 80 percent in the Current Period compared to 90 percent in the Comparable Period. This decrease was due to the influx of drilling rigs into the U.S. Gulf from certain international offshore markets. The Company's international offshore rig utilization rate increased to 83 percent during the Current Period from 79 percent in the Comparable Period. The Company's domestic land rig utilization rate was 47 percent in the Current Period as compared to 38 percent in the Comparable Period. Utilization for the Company's international land rig fleet was 76 percent in the Current Period compared to 38 percent in the Comparable Period, as drilling activity continues to be relatively high in Western Canada.

         Gross margins from offshore drilling operations were $62,975,000, or 38 percent of offshore drilling revenues, in the Current Period as compared to $44,893,000, or 34 percent of offshore drilling revenues, in the Comparable Period. Labor contract drilling gross margins were $5,880,000, or 21 percent of labor contract revenues, in the Current Period compared to $4,685,000, or 18 percent of labor contract revenues, in the Comparable Period. Land drilling operation's gross margins were $5,043,000, or 24 percent of land drilling revenues, in the Current Period, compared to $2,474,000, or 12 percent of land drilling revenues, in the Comparable Period. Turnkey drilling services gross margins were $7,121,000, or 17 percent of turnkey drilling revenues, in the Current Period.

         Depreciation and amortization expenses were $29,460,000 in the Current Period as compared to $19,413,000 in the Comparable Period. This increase of $10,047,000 is primarily due to the depreciation of the assets purchased in the Western and Triton Acquisitions and on the upgrades of several of the Company's drilling rigs.

         Selling, general and administrative expenses were $35,295,000 in the Current Period compared to $19,633,000 in the Comparable Period. The increase in selling, general and administrative expenses was a result of approximately $5.3 million of pooling costs related to the Chiles Merger being expensed in the Current Period and administrative expenses associated with the expanded operations from the Western and Triton Acquisitions.

         Interest expense was $9,327,000 in the Current Period compared to $4,889,000 in the Comparable Period. This increase was principally due to the issuance of senior debt in late 1993 that is discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities and Long-Term Debt."

         Other, net was $15,131,000 in the Current Period as compared to $484,000 in the Comparable Period. The increase of $14,647,000 in other, net was primarily due to a gain of $8.0 million from the sale of a drilling rig in the second quarter of 1994, net gains of $3.1 million related to the Company's marketable securities and a gain of $1.6 million from a recovery of a previously written-off note receivable in the second quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES


OVERVIEW

         At September 30, 1994, the Company had cash, cash equivalents, restricted cash and investments in marketable securities of $140.6 million and $26.0 million of funds available under various lines of credit. The Company expects to continue to generate cash flow from operations for the remainder of 1994, assuming no material decrease in demand for contract drilling and turnkey services. The Company will continue to have cash requirements for debt principal and interest payments and preferred dividends, when and if declared. For the remainder of 1994 and the first nine months of 1995, principal and interest payments are estimated to be approximately $12.3 million. Assuming the Company's call for full redemption of Noble Drilling's $2.25 convertible exchangeable preferred stock ("$2.25 Preferred Stock") on December 31, 1994 and, as a result thereof, the assumed full conversion on December 30, 1994, no dividends on the $2.25 Preferred Stock would be payable or paid for the fourth quarter of 1994. Dividends on Noble Drilling's $1.50 convertible preferred stock for the remainder of 1994 and the first nine months of 1995 are approximately $6.0 million. The Company expects to fund these obligations, totaling $18.3 million, out of cash and short-term investments as well as cash expected to be provided by operations.

         Capital expenditures for the remainder of 1994 and the first nine months of 1995 are planned to aggregate approximately $50.0 million, of which the majority are discretionary and relate to upgrades of equipment which management considers desirable to improve the marketability of the fleet, but which can be deferred if necessary. These capital expenditures will be funded from operating cash flows to the extent available, existing cash balances and/or available lines of credit.



CREDIT FACILITIES AND LONG-TERM DEBT

         On June 16, 1994, the Company signed an agreement with First Interstate Bank of Texas, N.A. for a $25.0 million revolving credit facility and $5.0 million letter of credit facility. At September 30, 1994, the Company had lines of credit totaling $26.0 million and letter of credit facilities totaling $5.7 million subject to the Company's maintenance of certain levels of collateral. Based on levels of collateral at September 30, 1994, the Company had $26.0 million available under these lines of credit and $3.9 million available to support the issuance of letters of credit.

         In connection with the initial construction of the NN-1, the predecessor of NN-1 Limited Partnership issued U.S. Government Guaranteed Ship Financing Sinking Fund Bonds, of which $2.3 million was outstanding at June 30, 1994. The bonds are secured by the vessel, and the applicable security agreement contains certain restrictions, among others, on distributions to partners, dispositions of assets and services to related parties. In addition, there are minimum working capital, net worth and long-term debt to net worth requirements applicable to NN-1 Limited Partnership. The Company's sharing percentage in NN-1 Limited Partnership's distributions from operations is generally 90 percent.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) A special meeting of stockholders of Noble Drilling was held in Houston, Texas, at 10:00 a.m., local time, on September 15, 1994.

         (b)     The meeting did not involve the election of directors.

         (c)     A total of 48,606,871 shares of common stock of Noble
                 Drilling were outstanding and entitled to vote at the meeting. Shareholders voted on the following three matters:

                 (i) A proposal to approve the Agreement and Plan of Merger dated June 13, 1994 among Noble Drilling, a subsidiary of Noble Drilling and Chiles;

                 (ii) A proposal to amend Noble Drilling's Restated Certificate of Incorporation to increase the number of authorized shares of common stock of Noble Drilling from 75,000,000 to 200,000,000; and

                 (iii) A proposal to amend the Noble Drilling Corporation 1991 Stock Option and Restricted Stock Plan to increase from 1,900,000 to 5,200,000 the number of shares of Noble Drilling common stock available for issuance thereunder and to make certain amendments to conform with recent changes in federal tax laws.

                 The results of the voting were as follows:


                                                                         BROKER
     MATTER                           FOR        AGAINST      ABSTAIN    NONVOTES
     ------                           ---        -------      -------    --------

Merger Proposal . . . . . . . . .  38,006,264      50,564     407,459   4,342,317
Charter Amendment Proposal  . . .  39,793,085   2,244,326     565,463     205,720
Plan Amendment Proposal . . . . .  26,976,653   8,674,110   2,982,790   4,175,041

         (d)     Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibits.

                 The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         b) The following reports on Form 8-K were filed by the Company during or after the quarter ended September 30, 1994:

                 Form 8-K dated September 23, 1994 (Date of Event: September 15, 1994), which reported the consummation of the Chiles Merger with a subsidiary of Noble Drilling on September 15, 1994.

                 Form 8-K dated October 14, 1994 (Date of Event: October 7,
                 1994), which reported the change in the principal independent accountants of the Company.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      NOBLE DRILLING CORPORATION




DATE:    November 14, 1994                        /s/ JAMES C. DAY
                                        ---------------------------------------
                                                     JAMES C. DAY,
                                                Chairman, President and
                                                Chief Executive Officer



DATE:    November 14, 1994                     /s/  BYRON L. WELLIVER
                                        ---------------------------------------
                                                    BYRON L. WELLIVER,
                                               Senior Vice President-Finance,
                                                 Treasurer and Controller
                                                 (Principal Financial and
                                                   Accounting  Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                                            Exhibit
- - ---------------------------------------------------------------------------------------------------------------------------------

Exhibit 2.1  - Agreement and Plan of Merger dated June 13, 1994 among Noble Drilling, Chiles and Noble Offshore
                 Corporation (Filed as Exhibit I to the Prospectus constituting Part I of Registration Statement on Form
                 S-4 (No. 33-54495) of Noble Drilling and incorporated herein by reference.

Exhibit 10.1 - Registration Rights Agreement dated as of September 15, 1994 between Noble Drilling and P.A.J.W.
                 Corporation.

Exhibit 10.2 - Severance Agreement dated July 1, 1993 between Noble Offshore Corporation (as successor by merger to Chiles
                 Offshore Corporation) and C.R. Bearden.

Exhibit 27   - Financial Data Schedules