Form 10-K405
period 1994-12-31
NOBLE DRILLING CORP
filed 1995-03-17
CIK 777201

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the fiscal year ended December 31, 1994

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

          For the transition period from ___________ to _____________

                        Commission file number: 0-13857

                           NOBLE DRILLING CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                     73-0374541
- ------------------------               ---------------------------------------
(STATE OF INCORPORATION)               (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

             10370 RICHMOND AVENUE, SUITE 400, HOUSTON, TEXAS 77042
             ------------------------------------------------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 974-3131
       ------------------------------------------------------------------
          Securities registered pursuant to Section 12(b) of the Act:


       NONE
- -------------------                    -----------------------------------------
Title of each class                    Name of each exchange on which registered

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE
   $2.25 CONVERTIBLE EXCHANGEABLE PREFERRED STOCK, PAR VALUE $1.00 PER SHARE
         $1.50 CONVERTIBLE PREFERRED STOCK, PAR VALUE $1.00 PER SHARE
   -------------------------------------------------------------------------
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of Common Stock held by nonaffiliates as of
          March 8, 1995: $336,300,000
         Number of shares of Common Stock outstanding as of March 8, 1995: 79,100,802

                      DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

 (1)     Proxy statement for the 1995 annual meeting of stockholders - Part III

================================================================================

                               TABLE OF CONTENTS

                                                                                                                     Page
==========================================================================================================================
PART     ITEM 1.          BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
I                General  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
                 Business Strategy  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
                 Acquisitions and Mergers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
                 Rig Utilization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
                 Drilling Contracts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
                 Offshore Drilling Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
                          International Contract Drilling . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
                          Domestic Contract Drilling  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
                          Labor Contracts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
                 Land Drilling Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
                 Turnkey Drilling and Engineering Services  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
                 Competition and Risks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
                 Governmental Regulation and Environmental Matters  . . . . . . . . . . . . . . . . . . . . . . . .     5
                 Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
                 Financial Information About Foreign and Domestic Operations  . . . . . . . . . . . . . . . . . . .     6
         ITEM 2.          PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
                 Drilling Rig Fleet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
                          Offshore Drilling Rigs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
                          Land Drilling Rigs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
                 Facilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
         ITEM 3.          LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
         ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . .     9
                          EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . . . . . . . . . . . . .    10

==========================================================================================================================
PART     ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
II                        STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
         ITEM 6.          SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
         ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
         ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . . . .    18
         ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                          ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . . . . .    40

==========================================================================================================================
PART     ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . . . . . .    40
III      ITEM 11.         EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    40
         ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . . . . . . . . . . .    40
         ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS  . . . . . . . . . . . . . . . . . .    40

==========================================================================================================================
PART     ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K . . . . . . . . . . . . .    40
IV
         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    42





                                      (i)

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Noble Drilling Corporation is a leading provider of diversified contract drilling services for the oil and gas industry worldwide. The Company's activities include offshore and land drilling services, turnkey drilling services and engineering and production management services. The Company's drilling fleet is broadly diversified allowing it to work in a variety of operating conditions.

         On September 15, 1994, the Company completed the merger of Chiles Offshore Corporation ("Chiles") with and into a subsidiary of the Company ("Chiles Merger"). The Chiles Merger was accounted for as a pooling of interests. The consolidated financial statements and information presented herein reflect the restatement of the Company's historical financial statements to account for the Chiles Merger as of the beginning of the earliest year presented. Unless otherwise specified, all information (including operating data) contained herein gives effect to the Chiles Merger.

         Noble Drilling Corporation ("Noble Drilling") was organized as a Delaware corporation in 1939. Noble Drilling and its predecessors have been engaged in the contract drilling of oil and gas wells for others domestically since 1921 and internationally during various periods since 1939. As used herein, unless otherwise required by the context, the term "Noble Drilling" refers to Noble Drilling Corporation and the term "Company" refers to Noble Drilling and its consolidated subsidiaries (including Noble Offshore Corporation, successor by merger to Chiles).

BUSINESS STRATEGY

         The Company's business strategy has been to actively expand its international and offshore capabilities through acquisitions and to position itself in geologically promising areas. The Company intends to make selective strategic acquisitions as opportunities arise. The domestic land drilling operations of the Company are expected to diminish in significance as the Company continues to emphasize offshore and international operations. The Company strives to balance its revenues between international and domestic operations.

         The following table sets forth, for the periods presented, the percentages of operating revenues generated by the international and domestic operations:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------------
                                                                    1994        1993        1992       1991        1990
                                                                    ----        ----        ----       ----        ----
Operating Revenues
  International . . . . . . . . . . . . . . . . . . . . . .          48%        53%         73%         50%        45%
  Domestic  . . . . . . . . . . . . . . . . . . . . . . . .          52%        47%         27%         50%        55%

ACQUISITIONS AND MERGERS

         On September 15, 1994, the Company completed the merger of Chiles with Noble Offshore Corporation ("NOC"), a wholly owned subsidiary of Noble Drilling. Prior to the Chiles Merger, Chiles was engaged in the drilling and workover of offshore oil and gas wells on a contract basis for major and independent oil and gas companies. The assets added by the Company in the Chiles Merger included a fleet of 13 offshore jackup drilling rigs, 11 of which are located in the U.S. Gulf of Mexico and two of which are located offshore Nigeria.

         On April 22, 1994, the Company purchased all the outstanding capital stock (the "Triton Acquisition") of Triton Engineering Services Company ("Triton"). Triton was a privately held corporation which was engaged, through its subsidiaries, in providing engineering, consulting and turnkey drilling services, and in manufacturing and renting oilfield equipment to the oil and gas industry.

         The offshore contract drilling industry remains highly fragmented in the markets in which the Company operates. From time to time, the Company has had discussions with third parties regarding asset acquisitions or possible business combinations. The Company intends to pursue possible acquisitions and/or business combinations, if considered prudent.

RIG UTILIZATION

         The following table sets forth the average rig utilization rates for the Company's rig fleet for the periods indicated:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------------
                                                                    1994        1993        1992       1991        1990
                                                                    ----        ----        ----       ----        ----
AVERAGE RIG UTILIZATION RATE
 (OWNED AND LEASED) (1)
Offshore
  International . . . . . . . . . . . . . . . . . . . . . .          82%        73%         99%         72%        37%
  Domestic  . . . . . . . . . . . . . . . . . . . . . . . .          82%        89%         45%         67%        80%
Land
  International . . . . . . . . . . . . . . . . . . . . . .          77%        43%         22%         41%        38%
  Domestic  . . . . . . . . . . . . . . . . . . . . . . . .          51%        39%         48%         32%        35%

_________________
(1) Utilization rates reflect the policy of the Company to report utilization rates based on the number of rigs in the fleet being actively marketed. During the periods presented, the Company purchased and sold certain drilling rigs. Prior utilization rates have not been adjusted to reflect purchases and sales of such rigs.

DRILLING CONTRACTS

         The Company's drilling contracts are obtained through competitive bidding or as a result of negotiations with customers. Contracts for land rigs are normally for a single well, while contracts involving offshore drilling frequently are for a period of time and may involve several wells. With the exception of Triton's operations, the Company's offshore drilling is normally done on a dayrate basis, and its land drilling is done on either a dayrate or footage basis. Triton's drilling is done on a turnkey basis. For more information regarding Triton's operations, see "Turnkey Drilling and Engineering Services." The risk of loss to the Company on wells drilled on a turnkey or footage basis is significantly higher than on wells drilled on a dayrate basis.

OFFSHORE DRILLING OPERATIONS

         The Company's offshore drilling operations are conducted worldwide. Principal regions of operations currently include the Gulf of Mexico, West Africa, Venezuela and, to a lesser extent, India. The offshore fleet consists of 44 rigs, composed of 32 jackup drilling rigs, eight submersible rigs and four posted barges. The average age of the offshore fleet is 14 years with 34 of the 44 offshore rigs having been built or rebuilt since 1980. In 1994, one of the Company's customers, The Royal Dutch/Shell Group, accounted for approximately 11 percent of the Company's total operating revenues.

  INTERNATIONAL CONTRACT DRILLING

         The Company's international offshore contract drilling operations are conducted in Nigeria, Zaire, Venezuela, Mexico and India. The Company's international offshore contract drilling fleet consists of 15 rigs, of which 12 were working under contract at January 31, 1995 and three were available for bidding. The Company's average international offshore contract rig utilization rate decreased from 99 percent in 1992 to 73 percent in 1993 and increased to 82 percent in 1994. Revenues from international offshore contract drilling operations as a percentage of consolidated operating revenues were 30 percent, 30 percent and 46 percent in 1994, 1993 and 1992, respectively.

         In 1994, approximately 50 percent of the Company's international offshore contract drilling revenues was derived from contracts with major oil and gas companies, 39 percent from government-owned companies and the balance from contracts with independent operators.

         One of the Company's jackup rigs, the ED HOLT, is bareboat chartered to a third party which has worked the rig under contract for Oil and Natural Gas Commission, the government-owned oil company of India, since April 1989. Under the charter, the Company maintains operating control of the rig and receives a dayrate. The current charter has been extended through June 1995.

         The Company currently has four jackup rigs and three posted barges in Nigeria. At January 31, 1995, the CHUCK SYRING, a posted barge, was under contract for The Shell Petroleum Development Company of Nigeria Limited through June 1996. Three of the four jackup rigs were under contract as of January 31, 1995. The TOMMY CRAIGHEAD is working for Mobil Producing Nigeria under a contract that expires in December 1996, the ED NOBLE is working for Texaco Overseas (Nigeria) Petroleum Company under a contract that expires in December 1995 and the DON WALKER is working for Ashland Oil

(Nigeria) Co. under a contract that expires in April 1995. The Company is actively seeking employment of its other assets in Nigeria.

         In Zaire, the ROY BUTLER is under contract with Zaire Gulf through February 1996.

         The GEORGE MCLEOD is working offshore Mexico in the Bay of Campeche for PEMEX, the government-owned oil company of Mexico. The current PEMEX work program under the existing contract is scheduled to be completed in April 1995. A 90-day extension is currently under review and pending approval by PEMEX.
The SAM NOBLE is working offshore Mexico in the Bay of Campeche for Cia Perforadora Mexico, S.A. de C.V. with a contract that expires at the end of April 1995.

         The Company has four jackup rigs working for Lagoven, a subsidiary of the government-owned oil company of Venezuela. The contracts for the CHARLES COPELAND, EARL FREDERICKSON, DICK FAVOR and CARL NORBERG expire in the first quarter of 1995. Negotiations are currently underway to extend these contracts under an alliance program with Lagoven.

  DOMESTIC CONTRACT DRILLING

         The Company's domestic offshore contract drilling operations are conducted through the Gulf Coast Marine Division. The Company's domestic offshore contract drilling fleet consists of 29 rigs, of which 18 were working under contract at January 31, 1995, one was available for bidding, two were being refurbished, two were being held for planned refurbishment and six were stacked and not being actively marketed.

         Two of the Company's independent slot rigs, the JOHN SANDIFER and ED DIE PAUL, are currently being refurbished. The JOHN SANDIFER is being converted to a cantilever rig with a top drive system and cascade mud system to make the rig more versatile. It is anticipated that this project will be completed in mid April 1995 and the rig will be available to return to service. The EDDIE PAUL is being converted to an Extended Reach Cantilever ("ERC") rig to enable this unit to drill over larger platforms. This rig's legs will be extended from 467 feet to 500 feet to increase the water depth capacity to approximately 390 feet, depending on certain conditions. A top drive drilling system and cascade mud system will also be installed on this rig. The modifications will make the EDDIE PAUL one of the largest rigs in the Gulf of Mexico in terms of water depth capacity and the largest in terms of cantilever reach capacity. The ERC project is scheduled to be completed in June of 1995. The total cost of these two projects is estimated to be $31.0 million.

         The Company's average domestic offshore rig utilization rate increased from 45 percent in 1992 to 89 percent in 1993 and decreased to 82 percent in 1994. Revenues from domestic offshore drilling operations as a percentage of consolidated operating revenues were 33 percent, 45 percent and 22 percent in 1994, 1993 and 1992, respectively. In 1994, approximately 50 percent of the Company's domestic offshore revenues was derived from contracts with major oil and gas companies and the remaining 50 percent from contracts with independent operators.

  LABOR CONTRACTS

         The Company's offshore operations also include labor contracts for drilling and workover activities covering 16 rigs operating in the U.K. North Sea and one offshore rig operating in the Middle East. These rigs are not owned or leased by the Company. Under its labor contracts, the Company provides the personnel necessary to manage and perform the drilling operations from drilling platforms owned by the operator. The contracts are generally renewable no more frequently than on an annual basis. After drilling operations are completed, workover operations usually become an important element of each platform's activity. Thus, drilling contractor crews usually remain on the platform until a field is depleted by production.

         A subsidiary of Noble Drilling (Canada) Ltd. ("Noble Canada") was awarded a contract in July 1994 by Hibernia Management and Development Company Ltd. for offshore production drilling and related services. The contract calls for the Company to commission, operate and maintain two state-of-the-art platform rigs to be installed on the concrete gravity-based structure that will be used to develop the Hibernia field off the coast of Newfoundland. Drilling is due to commence in 1997 for a five-year program with a five-year extension option. It is anticipated that the Company will have approximately 120 employees assigned to this project at its peak in 1997.

LAND DRILLING OPERATIONS

         The Company's land drilling operations are conducted in Canada, Texas and Louisiana. Nineteen of the Company's 46 land rigs are being or can be actively bid by the Company. Of these 19 rigs, 10 are located in the United States and nine are located in Canada. As of January 31, 1995, 15 of the 19 actively marketed rigs were operating under contract and four were available for bidding. Twenty-seven rigs were mothballed or stacked and not being actively marketed. The 19 actively marketed rigs have an average age of 13 years. The domestic land drilling operations are expected to diminish in significance as the Company continues to emphasize domestic and international offshore operations.

TURNKEY DRILLING AND ENGINEERING SERVICES

         Through its wholly owned subsidiary, Triton, the Company provides turnkey drilling, drilling project management, drilling and completion planning and design, specialized drilling tools and services, and contract engineering and consulting manpower. Turnkey drilling, Triton's major service, involves the coordination of all equipment, materials, services and management to drill a well to a specified depth, for a fixed price. Under turnkey drilling contracts, Triton bears the financial risk of delays in the completion of the well. In providing its services, Triton can use drilling rigs owned either by the Company or by a third party, depending on availability. The drilling of a turnkey well is generally completed within 30 to 45 days. Twenty-eight wells were completed by Triton from the time of the Triton Acquisition in April 1994 through year end. Revenues from turnkey drilling services represented 16 percent of consolidated operating revenues in 1994.

         Through its wholly owned subsidiary, Noble Engineering Services Ltd. ("Noble Engineering"), the Company provides engineering services relating primarily to the design of drilling equipment for offshore development and production services. Noble Engineering works, on a contract basis, with operators and prime construction contractors of drilling and production platforms in the design of drilling equipment configurations aimed at optimizing the operational efficiency of developmental drilling by maximizing platform space utilization and load capability. Triton's consulting services are provided primarily in Mexico, Venezuela and, to a lesser extent, the Far East.

COMPETITION AND RISKS

         The contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. Although conditions in recent years in the oil and gas industry have precipitated consolidation of industry participants, there remains a substantial oversupply of drilling equipment. As a consequence, there has been intense competition for available drilling contracts resulting in much equipment being idle for long periods of time and generally unfavorable terms and prices for contract drilling. Certain competitors of the Company may have access to greater financial resources than the Company.

         Competition in contract drilling involves numerous factors, including price, the experience of the work force, rig availability and suitability, efficiency, condition of equipment, operating integrity, reputation, industry standing and customer relations. Price is the major consideration in most markets, especially with respect to domestic land drilling. The Company believes it competes favorably with respect to all these factors. The Triton Acquisition has enabled the Company to compete more effectively in the turnkey drilling market. Competition is primarily on a regional basis and may vary significantly by region at a particular time. Demand for land and offshore drilling equipment is also dependent on the exploration and development programs of oil and gas producers, which are in turn influenced by the financial condition of such producers, by general economic conditions and prices of oil and gas, and, from time to time, by political considerations and policies.

         It is impracticable to estimate the number of competitors of the Company. Many independent drilling contractors in recent years have sought protection from creditors under bankruptcy laws or combined with other companies as a result of the depressed conditions in the contract drilling industry. Although this has reduced the total number of competitors, management of the Company believes that competition for drilling contracts will continue to be intense for the foreseeable future.

         The Company follows a policy of keeping its equipment well maintained and technologically competitive. However, its equipment could be made obsolete by the development of new techniques and equipment. In addition, from time to time in the past, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct the Company's business, such as drill pipe, have occurred and such shortages could occur again.

         The Company's operations are subject to the many hazards inherent in the drilling business, including blowouts, cratering, fires and collisions or groundings of offshore equipment, which could cause substantial damage to the environment, and damage or loss from adverse weather and seas. These hazards could cause personal injury and loss of life, suspend drilling operations or seriously damage or destroy the property and equipment involved and, in addition to environmental damage, could cause substantial damage to producing formations and surrounding areas. Although the Company maintains insurance against many of these hazards, such insurance is subject to substantial deductibles and provides for premium adjustments based on claims. It also excludes certain matters from coverage, such as loss of earnings on certain rigs. Also, while the Company generally obtains indemnification from its customers for environmental damage with respect to offshore drilling, such indemnification is generally only in excess of a specified amount, which usually ranges from $100,000 to $250,000.

         In the case of the turnkey drilling operations, Triton maintains insurance against pollution and environmental damage in amounts ranging from $5.0 million to $50.0 million depending on location, subject to self-insured retentions of $100,000 to $500,000. Under turnkey drilling contracts, Triton generally assumes the risk of pollution and environmental damage, but on occasion receives indemnification from the customer for environmental and pollution liabilities in excess of Triton's pollution insurance coverage. Further, Triton is not insured against certain drilling risks that could result in delays or nonperformance of a turnkey drilling contract, although it generally maintains insurance against delays related to loss of well control. Triton typically obtains contractual indemnification from the drilling contractors that provide the rigs for Triton's turnkey drilling operations for pollution arising from certain acts of such contractors.

         The Company's international operations are also subject to certain political, economic and other uncertainties including, among others, risks of war and civil disturbances, expropriation, nationalization, renegotiation or modification of existing contracts, taxation policies, foreign exchange restrictions, international monetary fluctuations and other hazards arising out of foreign governmental sovereignty over certain areas in which the Company conducts operations. The Company has insurance covering expropriation and other political risks to the extent available to the Company at rates it considers prudent to pay. International operations are sometimes impacted by laws, regulations or customs giving preferential considerations to drilling contractors with some local ownership. Where necessary, international subsidiaries of Noble Drilling have entered into agreements with foreign companies either to comply with statutory requirements or to take advantage of the additional consideration given to companies with local ownership. The revenues generated through such arrangements have not been significant.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

         Many aspects of the Company's operations are affected by the domestic and foreign political developments and are subject to numerous domestic and foreign governmental regulations that may relate directly or indirectly to the contract drilling industry. The regulations applicable to the Company's operations include certain regulations that control the discharge of materials into the environment or require remediation of contamination, under certain circumstances. Usually these environmental laws and regulations impose "strict liability," rendering a person liable without regard to negligence or fault on the part of such person. Such environmental laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. It has been the Company's experience that environmental laws, rules and regulations of the United States are more stringent than those found in foreign jurisdictions, and therefore the requirements of foreign jurisdictions do not, in general, impose an additional compliance burden on the Company.

         The U.S. Oil Pollution Act of 1990 ("OPA '90") and the regulations promulgated pursuant thereto impose certain additional operational requirements on the Company's domestic offshore rigs and govern liability for leaks, spills and blowouts. Regulations under OPA '90 may increase the level of financial assurance required of owners and operators of rigs in the waters of the United States. The Company has monitored these regulations and does not believe that they are likely to have a material adverse effect on the Company's financial condition or results of operations.

         The Company has made and will continue to make expenditures in its efforts to comply with environmental requirements. The Company does not believe that it has to date expended material amounts in connection with such activities or that compliance with such requirements will have a material adverse effect upon the capital expenditures, results of operations or competitive position of the Company. Although such requirements do have a substantial impact upon the energy and energy services industries, generally they do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the energy services industry.

         The Company believes that insurance in place and that indemnities the Company generally seeks to include in its drilling contracts provide the Company with an appropriate degree of protection from liability resulting from current governmental regulation that might have a material adverse effect on the Company, including environmental regulation. However, notwithstanding the indemnity coverage provided to and insurance coverage carried by the Company, the occurrence of a significant event not fully indemnified against or insured or the failure of a customer to meet its indemnification obligations could materially and adversely affect the Company's operations and financial condition.

         The modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and gas for economic, environmental or other reasons could materially and adversely affect the Company's operations by limiting drilling opportunities.

EMPLOYEES

         The Company provides the crews and most of the ancillary equipment used in the operation of its domestic rigs, and provides crews for the operation of operator-owned rigs in its international markets. Over many years, the Company has developed and maintained a well-trained and experienced work force.

         At December 31, 1994, the Company employed 2,673 employees, of whom 1,512 were deployed in international operations and 1,161 were in domestic operations. Of the 2,782 employees at December 31, 1993, 1,375 were deployed in international operations and 1,407 were in domestic operations.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Information regarding operating revenues, operating income and loss, and identifiable assets attributable to each of the Company's geographic areas of operations for the last three fiscal years is presented in Note 14 of Notes to Consolidated Financial Statements included elsewhere herein.

ITEM 2.  PROPERTIES

DRILLING RIG FLEET

  OFFSHORE DRILLING RIGS

         The Company's offshore drilling rig fleet consists of 32 jackup rigs, eight submersible rigs and four posted barges. Each type of rig is described further below. There are several factors that determine the type of rig most suitable for a particular job, the more significant of which include the water depth and bottom conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth. At year end 1994, the Company retired two platform rigs from its drilling rig fleet.

         Fifteen of the Company's 44 offshore rigs have a top drive unit, and the Company has five additional top drive units which have not been installed on rigs. A top drive unit is a technologically advanced drilling tool used in many drilling applications both on land and offshore. Twenty-four of the Company's 44 offshore rigs are equipped with a cascading solids control system. A cascading solids control system is a technologically advanced method for controlling the solids in drilling mud during drilling operations, the use of which enhances removal of well bore cuttings and results in better bit performance and reduced mud conditioning costs to the operator. In addition, seven of the Company's 44 offshore rigs have been equipped with zero discharge capability.

         JACKUP RIGS. Jackup rigs are mobile self-elevating drilling platforms equipped with legs which can be lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a mat attached to the bottom of them in order to provide a more stable foundation in soft bottom areas. Nineteen of the Company's jackup rigs are independent leg rigs and 13 are mat supported rigs. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water and drilling operations are conducted with the hull in its raised position. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Slot type jackup rigs are configured for the drilling operations to take place through a slot in the hull. The Company's jackup rigs are capable of drilling to a maximum depth of 25,000 feet in water depths ranging between 45 and 390 feet, depending on the jackup rig.

         SUBMERSIBLE RIGS. Submersible rigs are mobile drilling platforms which are towed to the drill site and submerged to drilling position by flooding the lower hull until it rests on the sea floor, with the upper deck above the water surface. Submersible rigs typically operate in water depths up to approximately 100 feet. The Company's submersible rigs are capable of drilling to a maximum depth of 30,000 feet in water depths ranging between 12 and 100 feet, depending on the submersible rig.

         POSTED BARGES. Posted barges are mobile drilling platforms which are towed to the drill site and submerged by flooding the lower hull until it rests on the sea floor. Drilling operations are conducted with the barge in this position. Posted barges typically operate in shallow water. The Company's posted barges are capable of drilling to a maximum depth of 30,000 feet in water depths ranging between nine and 18 feet, depending on the posted barge.

         The following table sets forth, as of January 31, 1995, certain information concerning the Company's offshore drilling rig fleet. The table does not include 17 offshore rigs owned by operators for which the Company had labor contracts as of January 31, 1995. Unless otherwise indicated, the Company owns and operates the rigs included in the table.

                                                            OFFSHORE DRILLING RIGS

                                                            YEAR     WATER   MAXIMUM
                                                          BUILT OR   DEPTH   DRILLING
NAME                          MAKE/TYPE                   REBUILT   RATING    DEPTH     LOCATION        STATUS (1)
- -------------------------     ------------------------    --------  ------   --------   --------        ----------
                                                                    (FEET)    (FEET)
JACKUP RIGS
Eddie Paul (2)(3)(4)         MLT 84-E.R.C.                  1995     390      25,000    U.S. Gulf       Refurbishing
                             Independent Leg Cantilevered
John Sandifer (2)(3)(4)      Levingston 111-C               1995     300      25,000    U.S. Gulf       Refurbishing
                             Independent Leg Cantilevered
Ed Holt (5)                  Levingston 111-C               1994     300      25,000    India           Active
                             Independent Leg Cantilevered
Sam Noble (4)                Levingston 111-C               1982     300      25,000    Mexican Gulf    Active
                             Independent Leg Cantilevered
Johnnie Hoffman (4)          Baker Marine BMC 300 IC        1993     300      25,000    U.S. Gulf       Active
                             Independent Leg Cantilevered
Roy Butler (4)(6)            F&G L-780 MOD II               1982     300      25,000    Zaire           Active
                             Independent Leg Cantilevered
Tommy Craighead (2)(4)       F&G L-780 MOD I                1982     300      25,000    Nigeria         Active
                             Independent Leg Cantilevered
Percy Johns                  F&G L-780 MOD II               1981     300      25,000    U.S. Gulf       Active
                             Independent Leg Cantilevered
George McLeod (4)            F&G L-780 MOD II               1981     300      25,000    Mexican Gulf    Active
                             Independent Leg Cantilevered
Tom Jobe (2)(4)              MLT Class 82-SD-C              1982     250      25,000    U.S. Gulf       Active
                             Independent Leg Cantilevered
Ed Noble (2)(4)              MLT Class 82-SD-C              1984     250      20,000    Nigeria         Active
                             Independent Leg Cantilevered
Lloyd Noble (2)(4)           MLT Class 82-SD-C              1983     250      20,000    U.S. Gulf       Active
                             Independent Leg Cantilevered
Earl Frederickson            MLT Class 82-SD-C              1979     250      20,000    Venezuela       Active
                             Independent Leg Cantilevered
Charles Copeland             MLT Class 82-SD-C              1979     250      20,000    Venezuela       Active
                             Independent Leg Cantilevered
Carl Norberg                 MLT Class 82-C                 1976     250      20,000    Venezuela       Active
                             Independent Leg Cantilevered
Dick Favor                   Baker Marine BMC 150 IC        1993     150      20,000    Venezuela       Active
                             Independent Leg Cantilevered
Don Walker (4)               Baker Marine BMC 150 IC        1982     150      20,000    Nigeria         Active
                             Independent Leg Cantilevered

Coral Sea (2)                MLT 53-S                       1972     320      25,000    U.S. Gulf       Stacked
                             Independent Leg Slot
Nimitz (2)                   MLT 84-S                       1975     300      25,000    U.S. Gulf       Stacked
                             Independent Leg Slot

Marvin Winters (2)           Bethlehem JU-250 MC            1982     250      20,000    U.S. Gulf       Active
                             Mat Supported Cantilevered
Duke Hinds                   Bethlehem JU-200 MC            1990     200      25,000    U.S. Gulf       Active
                             Mat Supported Cantilevered
Red McCarty                  Bethlehem JU-200 MC            1982     200      25,000    U.S. Gulf       Active
                             Mat Supported Cantilevered
Frank Lamaison (2)           Bethlehem JU-200 MC            1982     200      20,000    U.S. Gulf       Active
                             Mat Supported Cantilevered
W.T. Johnson (2)             Bethlehem JU-200 MC            1982     200      20,000    U.S. Gulf       Active
                             Mat Supported Cantilevered
Mac McCoy (2)                Bethlehem JU-200 MC            1982     200      20,000    U.S. Gulf       Active
                             Mat Supported Cantilevered

Cecil Forbes                 Bethlehem JU-300 MS            1974     300      20,000    U.S. Gulf       Stacked
                             Mat Supported Slot
Jim Bawcom                   Bethlehem JU-250 MS            1981     250      25,000    U.S. Gulf       Active
                             Mat Supported Slot
Linn Richardson              Bethlehem JU-250 MS            1994     250      20,000    U.S. Gulf       Active
                             Mat Supported Slot
Cliff Matthews (2)           Bethlehem JU-250 MS            1976     250      20,000    U.S. Gulf       Active
                             Mat Supported Slot
Frank Reiger                 Bethlehem JU-250 MS            1975     250      20,000    U.S. Gulf       Stacked
                             Mat Supported Slot
Jack Clark                   Bethlehem JU-250 MS            1974     250      20,000    U.S. Gulf       Stacked
                             Mat Supported Slot
NN-1 (7)                     Bethlehem JU-45 MS             1990      45      20,000    Nigeria         Available
                             Mat Supported Slot

         (Table continued and footnotes appear on the following page)

                                                            OFFSHORE DRILLING RIGS


                                                            YEAR     WATER   MAXIMUM
                                                          BUILT OR   DEPTH   DRILLING
NAME                          MAKE/TYPE                   REBUILT   RATING    DEPTH     LOCATION        STATUS (1)
- -------------------------     ------------------------    --------  ------   --------   --------        ----------
                                                                    (FEET)    (FEET)
SUBMERSIBLE RIGS
Paul Romano (4)               Column Stabilized             1981      100     30,000    U.S. Gulf       Available
Paul Wolff                    Column Stabilized             1981      100     30,000    U.S. Gulf       Active
Jim Thompson                  Column Stabilized             1993      100     25,000    U.S. Gulf       Active
Amos Runner (4)               Column Stabilized             1982      100     25,000    U.S. Gulf       Active
Max Smith                     Column Stabilized             1980      100     25,000    U.S. Gulf       Active
Joe Alford                    Column Stabilized             1982       85     25,000    U.S. Gulf       Stacked
Lester Pettus                 Column Stabilized             1982       85     25,000    U.S. Gulf       Stacked
Fri Rodli                     Column Stabilized             1979       70     25,000    U.S. Gulf       Stacked

POSTED BARGES
Lewis Dugger (4)              Ideco E-3000                  1990       18     30,000    Nigeria         Available
Chuck Syring (4)              Oilwell E-3000                1990       18     25,000    Nigeria         Active
Gene Rosser                   National 1625-DE              1990       18     25,000    Nigeria         Available
Gus Androes                   Ideco E-3000                  1985       18     30,000    U.S. Gulf       Active

_______________
(1) Rigs listed as "active" were operating under contract and rigs listed as "available" were available for bidding as of January 31, 1995. Rigs listed as "stacked" were not operating under contract and were either in need of expenditures to reactivate or not being actively marketed at such date. The rigs listed as stacked were protected at the time of deactivation, utilizing procedures recommended by the original equipment manufacturer. A rig that has undergone this deactivation procedure generally takes less cost and lead time in order to be returned to active service than a rig that has not undergone such procedure.

(2)      Rigs acquired through Chiles Merger on September 15, 1994 (see "Item
         1. Business - Acquisitions and Mergers"). These rigs, except for the CORAL SEA and NIMITZ, have been renamed.

(3) Rigs are currently being converted to cantilever rigs (see "Item 1. Business - Offshore Drilling Operations - Domestic Contract Drilling").

(4)      Equipped with a top drive unit.

(5) Bareboat chartered to a third party under which the Company maintains operating control of the rig.

(6) Although the rig is designed to drill in a maximum water depth of 300 feet, the rig is currently equipped with legs adequate to drill in approximately 125 feet of water. The Company has fabricated an additional 120 feet of legs, which have not yet been installed.

(7) Owned by NN-1 Limited Partnership, of which Noble Drilling is the general partner and in which it has a majority interest. The rig is mortgaged under a first preferred ship mortgage in favor of the United States government to secure repayment of the U.S. Government Guaranteed Ship Financing Sinking Fund Bonds issued in 1978 by the predecessor of the partnership in connection with the construction and purchase of the rig.

LAND DRILLING RIGS

         The Company's land drilling fleet consists of 46 rigs, of which 19 are being or can be actively bid by the Company. See "Item 1. Business - Land Drilling Operations." Intended well depth, drill site conditions and drilling applications are the principal factors in determining the size and type of land rig used for a particular job. Of the 19 actively bid rigs in the fleet, eight are mechanical and 11 are electric. Mechanical land rigs transmit the engine power to the rig equipment through converters, compounds, chains and V-belts. Electric land rigs transmit the engine power to rig equipment through generators and electric cables to electric motors on the rig components.

         The following table sets forth as of January 31, 1995 certain information concerning the 19 actively bid land drilling rigs owned by the Company. The table does not include 27 mothballed or stacked rigs.

                                                      LAND DRILLING RIGS

                                                               Year        Maximum
                                                             Built or      Drilling
Name                          Make/Type                      Rebuilt        Depth      Location         Status (1)
- -------------------------     ------------------------       --------      --------    --------         ----------
                                                                            (feet)
INTERNATIONAL
Canada
OW-842                        Oilwell/Electric                 1980        20,000     Newfoundland      Active
N-134                         National/Electric                1977        20,000     British Columbia  Active
E-1501                        Emsco/Electric                   1980        18,000     Alberta           Active
E-1502                        Emsco/Electric                   1977        18,000     British Columbia  Active
OW-762                        Oilwell/Electric                 1981        15,000     British Columbia  Active
OW-763                        Oilwell/Electric                 1981        15,000     Alberta           Active
N-821                         National/Mechanical              1980        14,000     Alberta           Active
GD-501                        Gardner Denver/Mechanical        1979         9,000     Alberta           Active
GD-502                        Gardner Denver/Mechanical        1979         9,000     British Columbia  Active

DOMESTIC
Gulf Coast Land
OW-24                         Oilwell/Electric                 1981        25,000     Texas             Available
OW-841                        Oilwell/Electric                 1982        20,000     Texas             Active
SB-952                        Skytop-Brewster/Electric         1985        20,000     Texas             Available
S-101                         Superior/Electric                1981        15,000     Texas             Active
S-102                         Superior/Electric                1981        15,000     Texas             Available
N-815                         National/Mechanical              1982        15,000     Texas             Active
N-818                         National/Mechanical              1981        15,000     Texas             Available
N-611                         National/Mechanical              1980        12,500     Texas             Active
N-612                         National/Mechanical              1981        12,000     Texas             Active
N-614                         National/Mechanical              1981        12,000     Texas             Active

_______________
(1) Rigs listed as "active" were operating under contract and rigs listed as "available" were available for bidding as of January 31, 1995. Rigs listed as "stacked" were not being actively marketed at such date, although a stacked rig can be reactivated and placed into operation in the near term should it become attractive to do so.

         Noble Canada owns nine land rigs, five of which are pledged as collateral to secure a $1,000,000 credit facility of Noble Canada. There was no amount outstanding under such facility at December 31, 1994.

FACILITIES

         The Company's principal executive offices are located in Houston, Texas, and leased through the year 2000. The Company also leases administrative and marketing offices, and sites used primarily for storage, maintenance and repairs for drilling rigs and equipment, in Williston, North Dakota, Evanston, Wyoming, New Orleans, Lafitte and Youngsville, Louisiana, Calgary, Canada, London, England, Warri, Lagos and Port Harcourt, Nigeria, Aberdeen, Scotland, Carmen, Mexico, and Tamare and Cuidad Ojeda, Venezuela.

         The Company owns certain tracts of land, including office and administrative buildings, warehouse facilities and a manufacturing facility, in Harris and Waller Counties, Texas, Lafayette, Shreveport and Bayou Black, Louisiana, Nisku, Canada, Aberdeen, Scotland, and Tulsa and Oklahoma City, Oklahoma.

         As a result of the Company's continuing assessment of its owned and leased facilities, certain consolidation and write-down costs were recognized during 1994 as restructuring charges. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- 1994 Compared With 1993 -- Restructuring/Asset Write-down Charges."

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of February 28, 1995 with respect to the executive officers of Noble Drilling.

   Name                  Age                                  Position
   ----                  ---                                  --------
James C. Day              51      Chairman, President and Chief Executive Officer

Byron L. Welliver         49      Senior Vice President - Finance, Treasurer and Controller

Julie J. Robertson        39      Corporate Secretary and Vice President - Administration, Noble Drilling Services Inc.

         James C. Day has served as Chairman of Noble Drilling since October 22, 1992 and as President and Chief Executive Officer since January 1, 1984. From January 1983 until his election as President and Chief Executive Officer, Mr. Day served as Vice President of Noble Drilling. Prior to 1983, Mr. Day served as Vice President and Assistant Secretary of Noble Affiliates, Inc. He has been a director of Noble Drilling since 1984. Mr. Day is also a director of Global Industries Limited and Noble Affiliates, Inc.

         Byron L. Welliver has served as Senior Vice President - Finance of Noble Drilling since April 1989, as Treasurer of Noble Drilling since July 1986 and as Controller of Noble Drilling since September 1994. Mr. Welliver had served as Controller from April 1989 to April 1991. From July 1986 to April 1989, he also served as Vice President - Finance for Noble Drilling. He joined Noble Drilling in October 1985 as Controller. Prior to joining Noble Drilling, Mr. Welliver served consecutively as Tax Manager, Controller and Treasurer of Noble Affiliates, Inc. beginning in March 1981.

         Julie J. Robertson has served as Corporate Secretary of Noble Drilling since December 1993 and as Vice President - Administration of Noble Drilling Services Inc. since September 1994. From January 1989 to September 1994, Ms. Robertson served consecutively as Manager of Benefits and Director of Human Resources. Prior to 1989, Ms. Robertson served in the capacities of Risk and Benefits Manager and Marketing Services Coordinator for Bawden Drilling Inc. Ms. Robertson joined Bawden Drilling Inc. in 1979.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Noble Drilling's Common Stock, par value $.10 per share ("Common Stock"), is traded in the NASDAQ National Market System under the symbol "NDCO." The following table sets forth for the periods indicated the high and low sales prices of the Common Stock as reported in the NASDAQ National Market System.

                                                                                  High         Low
                                                                                  ----         ---
1994
 First quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 9 1/8      $ 6 3/8
 Second quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8            6 3/8
 Third quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8 3/8        6 1/4
 Fourth quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7 5/8        5 1/4

1993
 First quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 6          $ 3 5/8
 Second quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8 3/4        5 1/2
 Third quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10 1/2        7 5/8
 Fourth quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11 1/8        7 1/8

         The Company has not paid any cash dividends on the Common Stock since becoming a publicly held corporation in October 1985 and does not anticipate paying dividends on the Common Stock at any time in the foreseeable future. The outstanding $2.25 Convertible Exchangeable Preferred Stock and $1.50 Convertible Preferred Stock of the Company have priority as to dividends over the Common Stock, and no dividend (other than dividends payable solely in Common Stock) may be declared, paid or set apart for payment on the Common Stock unless all accrued and unpaid dividends on such preferred stock have been paid or declared and set apart for payment. Furthermore, certain provisions of the indenture governing the Company's 9 1/4% Senior Notes Due 2003 issued in 1993 restrict the Company's ability to pay cash dividends on the Common Stock.

         At December 31, 1994 and March 8, 1995, respectively, there were 2,416 and 2,393 record holders of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                  Year Ended December 31,
                                                                    ---------------------------------------------------
                                                                    1994        1993        1992       1991        1990
                                                                    ----        ----        ----       ----        ----
                                                                         (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA (1)(2)
Operating revenues  . . . . . . . . . . . . . . . . . . . .     $ 351,988   $ 264,531   $ 184,166  $ 230,151   $ 181,831
Operating costs (3) . . . . . . . . . . . . . . . . . . . .       243,208     178,684     135,252    179,490     151,445
Depreciation and amortization . . . . . . . . . . . . . . .        39,519      28,886      27,248     30,052      18,420
Selling, general and administrative . . . . . . . . . . . .        47,606      28,284      30,716     32,684      20,734
Restructuring/asset write-downs (4) . . . . . . . . . . . .         3,661           -      21,120     11,134           -
Minority interest . . . . . . . . . . . . . . . . . . . . .          (169)       (232)         89         78        (185)
                                                                ---------   ---------   ---------  ---------   ---------
Operating income  . . . . . . . . . . . . . . . . . . . . .        18,163      28,909     (30,259)   (23,287)     (8,583)
Interest expense  . . . . . . . . . . . . . . . . . . . . .       (12,351)     (8,038)    (13,274)   (20,411)     (6,665)
Interest income . . . . . . . . . . . . . . . . . . . . . .         5,640       2,497       3,276      2,155       3,797
Other income, net . . . . . . . . . . . . . . . . . . . . .        15,743       1,047       3,675      4,786       1,148
                                                                ---------   ---------   ---------  ---------   ---------
Income (loss) from continuing operations before
 income taxes and extraordinary item  . . . . . . . . . . .        27,195      24,415     (36,582)   (36,757)    (10,303)
Income tax provision  . . . . . . . . . . . . . . . . . . .        (5,672)     (3,333)     (3,396)    (2,417)     (1,211)
                                                                ---------   ---------   ---------  ---------   ---------
Income (loss) from continuing operations  . . . . . . . . .        21,523      21,082     (39,978)   (39,174)    (11,514)
Discontinued operations . . . . . . . . . . . . . . . . . .             -           -      (3,372)    (1,815)          1
Extraordinary item (5)  . . . . . . . . . . . . . . . . . .             -       1,770           -      4,978           -
                                                                ---------   ---------   ---------  ---------   ---------
Net income (loss) . . . . . . . . . . . . . . . . . . . . .        21,523      22,852     (43,350)   (36,011)    (11,513)
Preferred stock dividends . . . . . . . . . . . . . . . . .       (12,764)     (7,936)     (6,728)      (721)          -
                                                                ---------   ---------   ---------  ---------   ---------
Net income (loss) applicable to common shares . . . . . . .     $   8,759   $  14,916   $ (50,078) $ (36,732)  $ (11,513)
                                                                =========   =========   =========  =========   =========

Net income (loss) applicable to common shares
 per share (6)(7) . . . . . . . . . . . . . . . . . . . . .     $    0.11   $    0.22   $   (1.05) $   (0.81)  $   (0.31)
Weighted average common shares outstanding  . . . . . . . .        78,326      66,923      47,762     45,554      36,854

BALANCE SHEET DATA (AT END OF PERIOD) (2)
Working capital (deficit) (8) . . . . . . . . . . . . . . .     $ 157,885   $ 150,535   $  42,993  $  (3,239)  $  54,187
Property and equipment, net . . . . . . . . . . . . . . . .     $ 493,322   $ 482,029   $ 338,382  $ 384,182   $ 343,875
Total assets  . . . . . . . . . . . . . . . . . . . . . . .     $ 739,889   $ 696,553   $ 456,529  $ 560,987   $ 474,431
Long-term debt  . . . . . . . . . . . . . . . . . . . . . .     $ 126,546   $ 127,144   $ 87,280   $  73,145   $ 127,008
Total debt (9)(10)  . . . . . . . . . . . . . . . . . . . .     $ 132,790   $ 127,690   $ 114,477  $ 182,784   $ 146,143
Shareholders' equity  . . . . . . . . . . . . . . . . . . .     $ 527,611   $ 516,770   $ 301,634  $ 324,367   $ 289,335

OTHER DATA (2)
Cash dividend per common share  . . . . . . . . . . . . . .     $    0.00   $    0.00   $   0.00   $    0.00   $    0.00
Capital expenditures  . . . . . . . . . . . . . . . . . . .     $  55,834   $ 173,501   $  5,997   $ 129,986   $ 201,208

_______________
(1) The statement of operations data for all periods contain certain reclassifications to the data presented in the past to conform to the classifications used in the 1994 consolidated financial statements.

(2) Includes the effect of the October 7, 1993 acquisition of nine offshore rigs and associated assets (the "Western Acquisition") from The Western Company of North America, the Triton Acquisition and the Chiles Merger. The Selected Financial Data reflect the restatement of the Company's historical financial statements to reflect the Chiles Merger as a pooling of interests as of the beginning of the earliest year presented.

(3) Consists of operating costs and expenses other than depreciation and amortization, selling, general and administrative, minority interest, restructuring charges and write-down of assets charges.

(4) Consists of provisions resulting from write-downs of certain assets, facility consolidation costs and, to a lesser extent, severance costs.

(5) Consists of a gain on extinguishment of debt in 1993 and a gain on an insurance settlement in 1991.

(6) Includes the effect of accretion on the stock subject to put option, which is charged to retained earnings and not reflected in the amount of net loss applicable to common shares for each applicable period. The amount of the accretion was $92,000 and $591,000 for the years ended December 31, 1991 and 1990, respectively.

(7) Net income (loss) applicable to common shares per share before extraordinary item was $.20 and $(.92) for the years ended December 31, 1993 and 1991, respectively. Loss applicable to common shares per share from discontinued operations was $(.07) and $(.04) for the years ended December 31, 1992 and 1991, respectively.

                                         (footnotes continued on following page)

(8) Chiles reclassified $50.5 million of its outstanding indebtedness from long-term to current liabilities in 1991. This reclassification was made because as of December 31, 1991, Chiles anticipated not being able to remain in compliance, and subsequently was not able to remain in compliance, with all of the terms of its debt agreements.

(9) Consists of current installments of long-term debt and short-term debt and long-term debt.

(10) As discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of Notes to Consolidated Financial Statements included elsewhere herein, Chiles completed an offering of preferred stock during October 1993 which resulted in net proceeds to Chiles of $96.5 million. Chiles used approximately $45.2 million of such proceeds to repay all of its outstanding indebtedness, including prepayments of principal of $44.3 million. The remaining net proceeds were used for general corporate purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         On September 15, 1994, the Company completed the Chiles Merger which was accounted for as a pooling of interests. The Consolidated Financial Statements and information presented herein reflect the restatement of the Company's historical financial statements to account for the Chiles Merger as a pooling of interests as of the beginning of the earliest year presented.

         The following discussion is intended to assist in understanding the Company's financial position as of December 31, 1994 and 1993 and its results of operations for each of the three years in the period ended December 31, 1994. Reference is also made to the Consolidated Financial Statements and the Notes thereto, included elsewhere herein, which should be read in conjunction with this discussion.

OUTLOOK

         The Company's operating strategy has been to pursue drilling opportunities in the U.S. and in the various international markets. Worldwide drilling conditions vary substantially from region to region; however, the Company operates in most markets where there is a demand for offshore and land drilling rigs. In response to depressed conditions within the U.S. market, in 1991, the Company mobilized appropriate drilling units to markets with increasing activity levels. Conditions in the U.S. market remained depressed through the summer of 1992, primarily due to continued depressed natural gas prices and an oversupply of rigs. During late 1992, U.S. natural gas prices improved, resulting in greater demand and higher dayrates for drilling rigs. Increasing U.S. natural gas prices resulted in significant improvements in the U.S. Gulf of Mexico ("U.S. Gulf ") rig demand and dayrates during the second half of 1993. Declining world oil prices during this period reduced rig demand outside the U.S. Gulf. As a result of declining international rig demand and improved market conditions in the U.S. Gulf, many contractors mobilized rigs from international markets to the U.S. Gulf in late 1993 and early 1994. The increased supply of drilling rigs in the U.S. Gulf has more than offset the increased level of U.S. Gulf rig demand during 1994, causing dayrates to deteriorate. Dayrates charged by the Company in the fourth quarter of 1994 in the U.S. Gulf were 25 percent lower than those charged by the Company in the fourth quarter of 1993. If the price of natural gas, which has decreased in recent months, remains at current levels or decreases further, the Company's dayrates and utilization rates in the U.S. Gulf could be adversely affected. The Company believes that absent an improvement in rig demand outside the U.S. Gulf, additional rigs may be moved to the U.S. Gulf, which would increase pressure for lower dayrates and could adversely affect the utilization levels of the Company's rig fleet. The Company can predict neither the future level of demand for its drilling services nor the future conditions in the offshore contract drilling industry. The Company anticipates that the domestic offshore market will experience pressure on pricing and utilization levels in the first and second quarters of 1995.

         The Company has significant operations in Nigeria. Since the cancellation of presidential elections in June 1993, Nigeria has undergone a period of political unrest. During 1994, this included a series of strikes, protests and other disruptions to the economy. Nigeria's two oil worker unions and other national labor unions participated in strikes in mid-1994 which resulted in the suspension of drilling activity in Nigeria by certain operators, but which did not materially adversely affect the Company's operations. The strikes ended in September 1994.

         Currently, the Company has four offshore drilling rigs under contract and three offshore drilling rigs available for bidding in Nigeria. The contracts under which the four rigs are operating each contain provisions permitting the operator to suspend operations in the event of force majeure and to terminate the contract if the force majeure continues; however, no operator has elected to suspend operations pursuant to these provisions. The Company maintains war and political risk insurance (covering physical damage or loss up to the insured value of each rig), subject, in the case of certain coverages, to immediate termination upon certain events or upon termination by the underwriter on seven days' notice. Revenues from drilling activities in Nigeria accounted for approximately 13 percent and 22 percent, respectively, of the Company's operating revenues in 1994 and 1993.

         In addition to the disruptions caused by the 1994 strikes, the recent political and economic instability in Nigeria has caused delays in the ability to renew existing contracts and to secure new drilling contracts for offshore Nigeria. No assurance can be given that the political and economic climate in Nigeria will improve or that it will not worsen.

         The Company began to operate in Venezuela in late 1993 and currently has four jackup rigs under contract for Lagoven, a subsidiary of the government-owned oil company of Venezuela. In recent periods, the Venezuelan economy has experienced high inflation and a shortage of foreign currency. During a banking crisis in July 1994, the Venezuelan government imposed a program of currency exchange controls and taxes on certain financial transactions that temporarily limited the ability of the government-owned oil companies and their affiliates to make payment in U.S. dollars or other hard currencies to oilfield service contractors. During this period, the Company's operations were not materially affected, and the Company received timely payment for its services in U.S. dollars. Although timely U.S. dollar payments are currently being made to the Company, future exchange control actions of the Venezuelan government could adversely affect the Company's operations in Venezuela. Revenues from drilling activities in Venezuela accounted for approximately 10 percent and one percent, respectively, of the Company's operating revenues in 1994 and 1993.

         The Company currently has two rigs working under contract offshore Mexico in the Bay of Campeche. In late December 1994, the Mexican government devalued its currency by approximately 45 percent. The Company's operations in Mexico have not been materially affected by this devaluation. Revenues from drilling activities in Mexico accounted for approximately six percent and four percent, respectively, of the Company's operating revenues in 1994 and 1993. At this time, it is not known whether this situation will cause delays in the renewal of existing contracts or the execution of new drilling contracts for offshore Mexico. No assurance can be given that the economic climate in Mexico will improve or that it will not worsen.

PURCHASE OF TRITON ENGINEERING SERVICES COMPANY

         On April 22, 1994, the Company acquired all of the issued and outstanding shares of common stock (the "Shares") of Triton pursuant to the terms of the Stock Purchase Agreement dated April 22, 1994. In consideration for the Shares, the Company paid approximately $4.1 million in cash, issued promissory notes in the aggregate amount of $4.0 million and issued 751,864 shares of Noble Drilling common stock valued at $5.2 million. The promissory notes were paid on October 21, 1994. In addition, the Company has a contingent obligation on April 22, 1996 to pay additional consideration, including issuance of up to 254,551 shares of Noble Drilling common stock. The Triton Acquisition has been accounted for under the purchase method, and accordingly, Triton's operating results have been included in the consolidated operating results since the date of acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $157.9 million and $150.5 million as of December 31, 1994 and 1993, respectively. The increase in working capital of $7.4 million was primarily due to the increase in cash provided by operating activities of $78.7 million offset by capital expenditures of $55.8 million. The ratio of current assets to current liabilities at December 31, 1994 was 2.92:1 as compared to 3.94:1 at December 31, 1993. The decrease in the current ratio was primarily the result of the increased accounts payable for capital projects at December 31, 1994. In addition, the Company had a short-term note payable of $5.7 million at December 31, 1994, related to the financing of the Company's insurance package for the current policy year. The ratio of long-term debt to total debt plus shareholders' equity improved to 0.19:1 at December 31, 1994 from 0.20:1 at December 31, 1993.

         The Company has cash requirements for debt and principal payments, and preferred stock dividends, when and if declared. In 1995, debt and principal payments are estimated to be approximately $6.2 million. Cumulative dividends on Noble Drilling's $2.25 Convertible Exchangeable Preferred Stock ("$2.25 Preferred Stock") and $1.50 Convertible Preferred Stock ("$1.50 Preferred Stock") for 1995 are approximately $4.6 million and $6.1 million, respectively, for aggregate dividends of approximately $10.7 million. On March 8, 1995, the Company announced that four beneficial owners of the $2.25 Preferred Stock had agreed with the Company to convert an aggregate of 923,862 shares of $2.25 Preferred Stock into Noble Drilling common stock in accordance with the terms thereof. The Company paid an aggregate of approximately $1.5 million in cash to such beneficial owners in consideration for their agreement forthwith to convert. Accordingly, the foregoing annual cumulative dividend amounts are based on the 2,065,238 shares of $2.25 Preferred Stock outstanding after giving effect to such stockholder conversions and the 4,025,000 shares of $1.50 Preferred Stock currently outstanding. Under the covenant contained in the indenture governing the Senior Notes restricting the payment of dividends, approximately $7.1 million was available, as of December 31, 1994 (after giving effect to the dividends payable as of that date), for payment of the dividends on the $1.50 Preferred Stock and $2.25

Preferred Stock. Under the terms of such covenant, the amount of the aggregate carrying value of shares of $2.25 Preferred Stock that are converted into Noble Drilling common stock is added to the amount available for the payment of dividends increasing the amount to approximately $27.0 million. The Company expects to fund these 1995 obligations of $16.9 million out of cash and short-term investments as well as cash expected to be provided by operations.

         At December 31, 1994, the Company had planned capital expenditures for 1995 of approximately $66.0 million related to upgrades of several drilling rigs and replacements of equipment and drill pipe. The Company expects to fund these improvements to its assets out of cash provided by operations, to the extent available, and/or existing cash balances.

         Total assets increased by $43.3 million from 1993 to 1994, primarily as a result of the Triton Acquisition and the increase in cash and cash equivalents due principally to the cash provided by operating activities. Total liabilities increased by $32.5 million from 1993 to 1994. Approximately one-half of this increase was due to the Triton Acquisition. Short-term debt increased by $5.7 million for the reason discussed above. In addition, taxes payable increased due to the recording of $3.4 million of foreign deferred income taxes in 1994, mainly as a result of the book and tax depreciation differences for the assets deployed in Mexico and Venezuela.

  CREDIT FACILITIES AND LONG-TERM DEBT

         On June 16, 1994, the Company entered into a credit agreement with First Interstate Bank of Texas, N.A. for a $25.0 million revolving credit facility and a $5.0 million letter of credit facility (see Note 5 of Notes to Consolidated Financial Statements included elsewhere herein). At December 31, 1994, the Company had lines of credit totaling $26.0 million and letter of credit facilities aggregating $5.7 million, subject to the Company's maintenance of certain levels of collateral. Based on the levels of collateral at December 31, 1994, the Company had $21.8 million available under these lines of credit and $2.9 million available to support the issuance of letters of credit. No amounts were outstanding under the lines of credit at December 31, 1994.

         In 1993, the Company issued $125,000,000 aggregate principal amount of 9 1/4% Senior Notes Due 2003 (the "Senior Notes"), which will mature on October 1, 2003. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 1998 at 103.47 percent of the principal amount, declining ratably to par on or after October 1, 2001, plus accrued interest. Mandatory sinking fund payments of 25 percent of the original principal amount of the Senior Notes at par plus accrued interest will be required on October 1, 2001 and October 1, 2002. The indenture governing the Senior Notes contains certain restrictive covenants, including limitations on additional indebtedness and the ability to secure such indebtedness, restrictions on dividends and certain investments, and limitations on sale of assets, sales and leasebacks, transactions with affiliates, and merger or consolidations.

         In connection with the initial construction of the NN-1, the predecessor of NN-1 Limited Partnership issued its U.S. Government Guaranteed Ship Financing Sinking Fund Bonds, of which $2.1 million was outstanding at December 31, 1994. The bonds are secured by the vessel, and the applicable security agreement contains certain restrictions among others, on distributions to partners, dispositions of assets and services to related parties. In addition, there are minimum working capital, net worth and long-term debt to net worth requirements applicable to NN-1 Limited Partnership. The Company's sharing percentage in NN-1 Limited Partnership's distributions from operations is generally 90 percent.

         The Company's outstanding principal of $38.6 million to Transworld Drilling Company under its promissory note dated November 21, 1991 was prepaid in full on October 14, 1993 with proceeds from the October 7, 1993 public offerings of Common Stock and the Senior Notes. An extraordinary gain of $1.8 million for extinguishment of debt was recognized from the prepayment of the note, representing excess accrued interest.

         The Company and its wholly owned subsidiary, Noble Drilling (West Africa) Inc. ("NDWA"), were parties to a secured loan agreement (the "Project Loan Agreement") with US WEST Financial Services, Inc. dated as of October 31, 1990, as amended, pursuant to which NDWA borrowed $52.5 million for the purpose of financing in part the equipping, refurbishment, and mobilization to Nigeria of four offshore drilling rigs: the NN-1, which is majority owned through NN-1 Limited Partnership, GENE ROSSER, LEWIS DUGGER and CHUCK SYRING. On July 7, 1993 the final installment of $6.6 million plus accrued interest was paid in accordance with the terms of the Project Loan Agreement. Interest was charged under the Project Loan Agreement at a fixed rate of 11.12 percent.

         Minimum principal payments on the long-term debt as described above are $520,000 in 1995, $520,000 in 1996, $520,000 in 1997, $506,000 in 1998 and
$125.0 million thereafter.

RESULTS OF OPERATIONS

         The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues for the periods indicated.

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                          ---------------------------
                                                                                          1994       1993        1992
                                                                                          ----       ----        ----
Operating revenues
 Contract drilling services
  International offshore  . . . . . . . . . . . . . . . . . . . . . . . . . . .           29.7%      29.8%       46.0%
  Domestic offshore . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           33.0       44.6        22.2
  International land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5.6        7.3         3.1
  Domestic land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2.7        2.8         5.2
 Labor contract drilling services . . . . . . . . . . . . . . . . . . . . . . .           10.3       12.9        18.8
 Turnkey drilling services  . . . . . . . . . . . . . . . . . . . . . . . . . .           16.0          -           -
 Engineering and consulting services  . . . . . . . . . . . . . . . . . . . . .            1.1         .9         1.8
 Other revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1.6        1.7         2.9
                                                                                         -----      -----       -----
                                                                                         100.0      100.0       100.0
Operating costs (1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (69.1)     (67.6)      (73.5)
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .          (11.2)     (10.9)      (14.8)
Selling, general and administrative . . . . . . . . . . . . . . . . . . . . . .          (13.5)     (10.7)      (16.7)
Other income (expense), net (2) . . . . . . . . . . . . . . . . . . . . . . . .           (1.0)        .1       (11.5)
                                                                                         -----      -----       -----
Operating income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5.2       10.9       (16.5)
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3.5)      (3.0)       (7.2)
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1.6         .9         1.8
Other income, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4.5         .4         2.0
                                                                                         -----      -----       -----
Income (loss) from continuing operations before
 income tax and extraordinary item  . . . . . . . . . . . . . . . . . . . . . .            7.8        9.2       (19.9)
Income tax provision  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1.6)      (1.3)       (1.8)
                                                                                         -----      -----       -----
Income (loss) from continuing operations  . . . . . . . . . . . . . . . . . . .            6.2        7.9       (21.7)
Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -          -        (1.8)
Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -         .7           -
                                                                                         -----      -----       -----
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6.2        8.6       (23.5)
Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3.6)      (3.0)       (3.7)
                                                                                         -----      -----       -----
Net income (loss) applicable to common shares . . . . . . . . . . . . . . . . .            2.6%       5.6%      (27.2)%
                                                                                         =====      =====       =====

_______________
(1) Consists of operating costs and expenses other than depreciation and amortization, selling, general and administrative, minority interest, and restructuring charges/asset write-downs.

(2) Consists of minority interest and restructuring charges/asset write-downs in 1994, minority interest in 1993, and minority interest and a write-down of assets charge in 1992.

  1994 COMPARED WITH 1993

         OPERATING REVENUES. During 1994, the Company generated operating revenues of $352.0 million compared to operating revenues of $264.5 million in 1993. This increase of $87.5 million was due primarily to the Triton Acquisition and a full year's revenue from the assets purchased in the Western Acquisition in October 1993. The Company's contract drilling fleet statistics are shown below.

                                                                              Operating Days        Average Dayrate
                                                                             ----------------      -----------------
                                                                             1994        1993      1994        1993
                                                                             ----        ----      ----        ----
CONTRACT DRILLING SERVICES
 Offshore . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,013       9,137    $ 20,024   $ 21,105
 Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,332       3,464    $  6,763   $  7,449

         Labor contract drilling services revenue increased by $1.7 million due to the increased number of labor contracts from 1993.

         Turnkey drilling services revenues were $56.4 million in 1994, which represents nine months of revenue from the date of the Triton Acquisition. Twenty-eight wells were completed in 1994 subsequent to the Triton Acquisition for average revenues per completed well of approximately $2.0 million.

         The increase in engineering and consulting services revenues and other revenue of $1.5 million and $1.3 million, respectively, was primarily due to the Triton Acquisition.

         OPERATING COSTS. Operating costs ("Operating Costs") consist of operating costs and expenses other than depreciation and amortization, selling, general and administrative, minority interest, restructuring charges and write-down of assets charges. Operating Costs were $243.2 million, or 69 percent of operating revenues, during 1994 compared to $178.7 million, or 68 percent of operating revenues, in 1993. The increase in Operating Costs is due to the turnkey drilling services expense and the increase in operating days as discussed above.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses were $39.5 million in 1994 as compared to $28.9 million in 1993. The increase of $10.6 million is principally due to a full year's depreciation on the assets purchased from Western in October 1993 and the increase of approximately $35.0 million in capital expenditures from 1993. The Company will reassess the useful life of all its rigs in 1995 and adjust, if necessary, on a prospective basis.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") were $47.6 million during 1994 as compared to $28.3 million in 1993, an increase of $19.3 million. SG&A expenses increased from 1993 due to the Triton Acquisition ($7.8 million), pooling expenses related to the Chiles Merger ($5.3 million), and a full year of administrative expense from the Venezuela and Zaire operations ($2.8 million), with the balance due to an increased level of corporate personnel.

         RESTRUCTURING/ASSET WRITE-DOWN CHARGES. A restructuring charge of $3.7 million related to the Chiles Merger was recorded in 1994 as a result of facility consolidation, including the write-down of certain of the Company's owned properties and, to a lesser extent, severance costs. This restructuring plan was developed in the fourth quarter of 1994 and approved by the board of directors of Noble Drilling.

         INTEREST (INCOME) EXPENSE. Interest expense, net of interest income, was $6.7 million in 1994 as compared to net interest expense of $5.5 million in 1993. This increase was due to increased interest expense of $4.3 million related to the issuance of the Senior Notes in October 1993 offset by additional interest income of $3.1 million. The increase in interest income is attributable to the cash proceeds from Chiles' preferred stock offering in October 1993 (see Note 6 of Notes to Consolidated Financial Statements included elsewhere herein).

         OTHER, NET. Other, net was $15.7 million during 1994 compared to $1.0 million in 1993. This increase was principally due to a gain of $8.0 million on the sale of a drilling rig, net unrealized gains of $4.2 million on marketable equity investments, and a gain of $1.6 million on the recovery of a previously written-off notes receivable offset by realized losses on marketable debt securities of $2.2 million.

         INCOME TAX PROVISION. Provisions for income taxes of $5.6 million and $3.3 million were recorded in 1994 and 1993, respectively. This increase is due to the foreign deferred tax provision of $3.4 million in 1994 related to the book and tax depreciation differences for the assets deployed in Venezuela and Mexico.

  1993 COMPARED WITH 1992

         OPERATING REVENUES. During 1993, the Company generated operating revenues of $264.5 million compared to operating revenues of $184.2 million during 1992. This increase of $80.3 million was primarily attributable to an increase in the number of active days worked and an increase in average dayrates earned in the U.S. Gulf of Mexico. The increase in revenue was also attributable to the assets purchased in the Western Acquisition in October 1993. The Company's contract drilling fleet statistics are shown below.

                                                                              Operating Days        Average Dayrate
                                                                             ----------------      -----------------
                                                                             1993        1992      1993         1992
                                                                             ----        ----      ----         ----
CONTRACT DRILLING SERVICES
 Offshore . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,137       5,057    $ 21,105   $ 24,864
 Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,464       3,529    $  7,449   $  4,209


         The Company had a decrease in its international labor contracts on operator-owned rigs to 15 in 1993 from 17 in 1992, and experienced a decline of $1.0 million in its engineering and consulting services revenues, primarily due to decreased oil and gas activity in the United Kingdom, resulting from depressed oil prices.

         OPERATING COSTS. Operating Costs were $178.7 million, or 68 percent of operating revenues, during 1993 compared to $135.3 million, or 73 percent of operating revenues, in 1992. The increase of $43.4 million is primarily attributable to the increase in active days worked as discussed above.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses were $28.9 million in 1993 as compared to $27.2 million in 1992. The increase of $1.7 million is primarily attributable to the capital expenditures incurred near the end of 1992. These capital expenditures included upgraded equipment on reactivated offshore drilling units, purchases of drill pipe put into service in 1993 and addition of top drive units to some of the offshore rigs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $28.3 million during 1993 as compared to $30.7 million in 1992.

         INTEREST (INCOME) EXPENSE. Interest expense, net of interest income, was $5.5 million in 1993 as compared to net interest expense of $10.0 million in 1992. The decrease in net interest expense of $4.5 million was primarily attributable to lower outstanding average borrowings, lower average interest rates on outstanding borrowings, the elimination of long-term indebtedness by Chiles and interest income earned on Chiles' net cash proceeds of a preferred stock offering completed in October 1993.

         INCOME TAX PROVISION. Provisions for income taxes of $3.3 million and $3.4 million were recorded in 1993 and 1992, respectively, primarily related to the Company's operations in Nigeria and Venezuela.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed in this Item 8:

                  Report of Independent Accountants (Price Waterhouse LLP)

                  Report of Independent Public Accountants (Arthur Andersen LLP)

                  Consolidated Balance Sheets at December 31, 1994 and 1993

                  Consolidated Statements of Operations for each of the three years in the period ended December 31, 1994

                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1994

                  Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1994

                  Notes to Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Noble Drilling Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Noble Drilling Corporation and its subsidiaries (the "Company") at December 31, 1994, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, on September 15, 1994, the Company merged with Chiles Offshore Corporation. The merger was accounted as a pooling of interests.

PRICE WATERHOUSE LLP
Houston, Texas
February 2, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Noble Drilling Corporation:

We have audited the accompanying consolidated balance sheet of Noble Drilling Corporation (a Delaware corporation) and subsidiaries as of December 31, 1993, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the two years in the period ended December 31, 1993. These financial statements reflect a restatement of the Company's previously reported amounts for the merger with Chiles Offshore Corporation ("Chiles"), see Note 1. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Noble Drilling Corporation and subsidiaries (including Chiles) as of December 31, 1993, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.


                              ARTHUR ANDERSEN LLP


Houston, Texas
September 15, 1994

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)

                                                                                                    DECEMBER 31,
                                                                                               ----------------------
                                                                                                 1994          1993
                                                                                               --------      --------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 95,163     $ 69,177
 Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              898        1,793
 Investment in marketable equity securities . . . . . . . . . . . . . . . . . . . . . .            9,489            -
 Investment in marketable debt securities . . . . . . . . . . . . . . . . . . . . . . .           39,673       39,451
 Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           61,563       66,219
 Costs of uncompleted contracts in excess of billings . . . . . . . . . . . . . . . . .              841            -
 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,008        9,999
 Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           18,584       15,093
                                                                                                --------     --------
   Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          240,219      201,732
                                                                                                --------     --------
PROPERTY AND EQUIPMENT
 Drilling equipment and facilities  . . . . . . . . . . . . . . . . . . . . . . . . . .          804,445      765,807
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20,461       15,801
                                                                                                --------     --------
                                                                                                 824,906      781,608
                                                                                                --------     --------
 Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (331,584)    (299,579)
                                                                                                --------     --------
                                                                                                 493,322      482,029
                                                                                                --------     --------
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,348       12,792
                                                                                                --------     --------
                                                                                                $739,889     $696,553
                                                                                                ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Current installments of long-term debt and short-term debt . . . . . . . . . . . . . .         $  6,244     $    546
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           34,662       19,578
 Accrued payroll and related costs  . . . . . . . . . . . . . . . . . . . . . . . . . .           14,888       12,063
 Taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,972        7,098
 Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,853        2,974
 Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,715        8,938
                                                                                                --------     --------
   Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           82,334       51,197
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          126,546      127,144
OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,767        1,286
MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              631          156
                                                                                                --------     --------
                                                                                                 212,278      179,783
                                                                                                --------     --------
SHAREHOLDERS' EQUITY
 $2.25 Preferred stock-par value $1; convertible; cumulative; redeemable and exchangeable at the option of the Company; aggregate liquidation preference of $74,728 in 1994 and $74,750 in 1993; 15,000 shares authorized; 2,989
  issued and outstanding in 1994, 2,990 issued and outstanding in 1993  . . . . . . . .            2,989        2,990
 $1.50 Preferred stock-par value $1; convertible; cumulative; redeemable at the option of the Company; aggregate liquidation preference of $100,625; 15,000
  shares authorized; 4,025 issued and outstanding . . . . . . . . . . . . . . . . . . .            4,025        4,025
 Common stock-par value $.10; 200,000 shares authorized; 78,076 issued and
  77,826 outstanding in 1994, 76,371 issued and 76,121 outstanding in
  1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,808        7,637
 Capital in excess of par value . . . . . . . . . . . . . . . . . . . . . . . . . . . .          590,733      583,110
 Unrealized losses on marketable securities . . . . . . . . . . . . . . . . . . . . . .           (1,847)           -
 Minimum pension liability  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,825)           -
 Cumulative translation adjustment  . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,325)      (2,286)
 Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (68,197)     (76,956)
 Treasury stock, at cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,750)      (1,750)
                                                                                                --------     --------
                                                                                                 527,611      516,770
                                                                                                --------     --------
COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           -
                                                                                                --------     --------
                                                                                                $739,889     $696,553
                                                                                                ========     ========





        See accompanying notes to the consolidated financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                          ----------------------------
                                                                                          1994       1993        1992
                                                                                          ----       ----        ----
OPERATING REVENUES
 Contract drilling services . . . . . . . . . . . . . . . . . . . . . . . . . .        $249,820    $223,321    $140,594
 Labor contract drilling services . . . . . . . . . . . . . . . . . . . . . . .          36,203      34,474      35,016
 Turnkey drilling services  . . . . . . . . . . . . . . . . . . . . . . . . . .          56,380           -           -
 Engineering and consulting services  . . . . . . . . . . . . . . . . . . . . .           3,796       2,292       3,263
 Other revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,789       4,444       5,293
                                                                                       --------    --------    --------
                                                                                        351,988     264,531     184,166
                                                                                       --------    --------    --------
OPERATING COSTS AND EXPENSES
 Contract drilling services . . . . . . . . . . . . . . . . . . . . . . . . . .         160,109     146,008      99,523
 Labor contract drilling services . . . . . . . . . . . . . . . . . . . . . . .          28,355      27,857      28,841
 Turnkey drilling services  . . . . . . . . . . . . . . . . . . . . . . . . . .          46,886           -           -
 Engineering and consulting services  . . . . . . . . . . . . . . . . . . . . .           2,958       2,083       3,559
 Other expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,900       2,736       3,329
 Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .          39,519      28,886      27,248
 Selling, general and administrative  . . . . . . . . . . . . . . . . . . . . .          47,606      28,284      30,716
 Restructuring charges/asset write-downs  . . . . . . . . . . . . . . . . . . .           3,661           -      21,120
 Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (169)       (232)         89
                                                                                       --------    --------    --------
                                                                                        333,825     235,622     214,425
                                                                                       --------    --------    --------
OPERATING INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,163      28,909     (30,259)
OTHER INCOME (EXPENSE)
 Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (12,351)     (8,038)    (13,274)
 Interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,640       2,497       3,276
 Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,743       1,047       3,675
                                                                                       --------    --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES AND EXTRAORDINARY ITEM  . . . . . . . . . . . . . . . . . . . . .          27,195      24,415     (36,582)
INCOME TAX PROVISION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,672)     (3,333)     (3,396)
                                                                                       --------    --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS. . . . . . . . . . . . . . . . . . . .          21,523      21,082     (39,978)
DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -           -      (3,372)
                                                                                       --------    --------    --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM . . . . . . . . . . . . . . . . . . . .          21,523      21,082     (43,350)
EXTRAORDINARY ITEM  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -       1,770           -
                                                                                       --------    --------    --------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          21,523      22,852     (43,350)
PREFERRED STOCK DIVIDENDS . . . . . . . . . . . . . . . . . . . . . . . . . . .         (12,764)     (7,936)     (6,728)
                                                                                       --------    --------    --------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES . . . . . . . . . . . . . . . . .        $  8,759    $ 14,916    $(50,078)
                                                                                       ========    ========    ========
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES
 PER SHARE:
 Continuing operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   0.11    $   0.20    $  (0.98)
 Discontinued operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .               -           -       (0.07)
 Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -        0.02           -
                                                                                       --------    --------    --------
NET INCOME (LOSS) APPLICABLE TO COMMON
 SHARES PER SHARE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   0.11    $   0.22    $  (1.05)
                                                                                       ========    ========    ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  . . . . . . . . . . . . . . . . . .          78,326      66,923      47,762





        See accompanying notes to the consolidated financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------------
                                                                                    1994         1993          1992
                                                                                 ---------    ---------      --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
 Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  21,523    $  22,852     $ (43,350)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .         39,519       28,886        27,248
    Gain on sale of assets  . . . . . . . . . . . . . . . . . . . . . . . .         (9,546)        (785)         (674)
    Loss (gain) on foreign exchange . . . . . . . . . . . . . . . . . . . .             76          (79)         (452)
    Deferred income tax provision . . . . . . . . . . . . . . . . . . . . .          3,433            -             -
    Restructuring charges/asset write-downs . . . . . . . . . . . . . . . .          3,661            -        21,120
    Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . .              -            -         3,098
    Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . . . .              -       (1,770)            -
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (6,009)         227         1,092
    Changes in current assets and liabilities
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . .         20,208      (18,694)       12,158
       Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,791      (11,508)         (229)
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,635)       7,863        (9,281)
       Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .        (12,365)       7,806        (3,908)
                                                                                 ---------    ---------     ---------
                                                                                    78,656       34,798         6,822
                                                                                 ---------    ---------     ---------
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
 Purchase of property and equipment . . . . . . . . . . . . . . . . . . . .        (55,834)     (20,259)       (7,891)
 Acquisition of Western rigs and related assets . . . . . . . . . . . . . .              -     (150,000)            -
 Proceeds from Triton Acquisition, net of negative
  noncash working capital of $3,532 acquired  . . . . . . . . . . . . . . .         13,600            -             -
 Proceeds from sale of property and equipment . . . . . . . . . . . . . . .         13,792        1,712        11,394
 Investment in marketable securities  . . . . . . . . . . . . . . . . . . .         (2,069)     (15,100)      (24,351)
 Investment in unconsolidated affiliate . . . . . . . . . . . . . . . . . .           (342)        (983)       (2,455)
 Payments to minority interest holders, net . . . . . . . . . . . . . . . .         (4,478)           -             -
 Reimbursable modifications in progress . . . . . . . . . . . . . . . . . .              -            -         3,421
 Discontinued items   . . . . . . . . . . . . . . . . . . . . . . . . . . .              -            -         5,361
                                                                                 ---------    ---------     ---------
                                                                                   (35,331)    (184,630)      (14,521)
                                                                                 ---------    ---------     ---------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
 Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . . .              -      125,000             -
 Payment of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .           (598)    (109,592)      (67,873)
 Dividends paid on preferred stock  . . . . . . . . . . . . . . . . . . . .        (12,764)      (7,936)       (6,728)
 Proceeds from issuance of common stock, net  . . . . . . . . . . . . . . .          2,604       97,451        29,752
 Proceeds from issuance of preferred stock, net . . . . . . . . . . . . . .              -       96,500             -
 Payment of short-term debt . . . . . . . . . . . . . . . . . . . . . . . .         (7,500)      (2,449)         (712)
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,211         (820)         (857)
                                                                                 ---------    ---------     ---------
                                                                                   (17,047)     198,154       (46,418)
                                                                                 ---------    ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . . . . . .           (292)         645        (1,003)
                                                                                 ---------    ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . .         25,986       48,967       (55,120)
                                                                                 ---------    ---------     ---------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . .         69,177       20,210        75,330
                                                                                 ---------    ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . .      $  95,163    $  69,177     $  20,210
                                                                                 =========    =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  11,947    $   7,033     $  10,271
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   6,254    $   2,123     $   1,250
 Noncash investing and financing activities:
  Rig purchase with common stock  . . . . . . . . . . . . . . . . . . . . .              -    $   5,725             -
  Triton Acquisition with common stock  . . . . . . . . . . . . . . . . . .      $   5,169            -             -
  Triton Acquisition with notes payable . . . . . . . . . . . . . . . . . .      $   4,000            -             -
  Triton Acquisition, minority interest assumed . . . . . . . . . . . . . .      $   5,392            -             -





        See accompanying notes to the consolidated financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                              $2.25 PREFERRED STOCK          $1.50 PREFERRED STOCK
                                                              ----------------------         ---------------------
                                                              SHARES          AMOUNT         SHARES         AMOUNT
                                                              ------          ------         ------         ------
JANUARY 1, 1992 . . . . . . . . . . . . . . . . . . . .        2,990         $2,990               -         $    -

Net loss  . . . . . . . . . . . . . . . . . . . . . . .            -              -               -              -
Issuance of stock:
 Sale of common stock . . . . . . . . . . . . . . . . .            -              -               -              -
 Exercise of stock options  . . . . . . . . . . . . . .            -              -               -              -
 Contribution to benefit plans  . . . . . . . . . . . .            -              -               -              -
 Exercise of warrants . . . . . . . . . . . . . . . . .            -              -               -              -
 Stock options granted at discount  . . . . . . . . . .            -              -               -              -
 Retirement of common stock . . . . . . . . . . . . . .            -              -               -              -
Dividends on preferred stock  . . . . . . . . . . . . .            -              -               -              -
Translation adjustment  . . . . . . . . . . . . . . . .            -              -               -              -
                                                              ------          ------         ------         ------
DECEMBER 31, 1992 . . . . . . . . . . . . . . . . . . .        2,990          2,990               -              -

Net income  . . . . . . . . . . . . . . . . . . . . . .            -              -               -              -
Issuance of stock:
 Sale of common stock . . . . . . . . . . . . . . . . .            -              -               -              -
 Sale of preferred stock  . . . . . . . . . . . . . . .            -              -           4,025          4,025
 Purchase of Portal rigs  . . . . . . . . . . . . . . .            -              -               -              -
 Exercise of stock options  . . . . . . . . . . . . . .            -              -               -              -
 Contribution to benefit plans  . . . . . . . . . . . .            -              -               -              -
Stock options granted at discount . . . . . . . . . . .            -              -               -              -
Dividends on preferred stock  . . . . . . . . . . . . .            -              -               -              -
Translation adjustment  . . . . . . . . . . . . . . . .            -              -               -              -
                                                              ------          ------         ------         ------
DECEMBER 31, 1993 . . . . . . . . . . . . . . . . . . .        2,990          2,990           4,025          4,025

Net income  . . . . . . . . . . . . . . . . . . . . . .            -              -               -              -
Issuance of stock:
 Purchase of Triton . . . . . . . . . . . . . . . . . .            -              -               -              -
 Exercise of stock options  . . . . . . . . . . . . . .            -              -               -              -
 Contribution to benefit plans  . . . . . . . . . . . .            -              -               -              -
 Exchange of Chiles options . . . . . . . . . . . . . .            -              -               -              -
Stock options granted at discount . . . . . . . . . . .            -              -               -              -
Conversion of preferred stock . . . . . . . . . . . . .           (1)            (1)              -              -
Dividends on preferred stock  . . . . . . . . . . . . .            -              -               -              -
Net unrealized losses on marketable securities  . . . .            -              -               -              -
Minimum pension liability . . . . . . . . . . . . . . .            -              -               -              -
Translation adjustment  . . . . . . . . . . . . . . . .            -              -               -              -
                                                              ------          ------         ------         ------
DECEMBER 31, 1994 . . . . . . . . . . . . . . . . . . .        2,989          $2,989          4,025         $4,025
                                                              ======          ======         ======         ======





        See accompanying notes to the consolidated financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - (CONTINUED)
                                 (In thousands)


                                              UNREALIZED
         COMMON STOCK            CAPITAL      LOSSES ON      MINIMUM     CUMULATIVE
      --------------------      IN EXCESS     MARKETABLE     PENSION    TRANSLATION        ACCUMULATED      TREASURY
      SHARES        AMOUNT    OF PAR VALUE    SECURITIES    LIABILITY    ADJUSTMENT          DEFICIT         STOCK
      ------        ------    ------------    ----------    ---------   -----------        -----------      --------
     45,880        $4,588      $359,949        $     -        $   -         $ 384          $(41,794)        $(1,750)
          -             -             -              -            -             -           (43,350)              -

     16,650         1,664        26,613              -            -             -                 -               -
        322            32           767              -            -             -                 -               -
        210            21           649              -            -             -                 -               -
         34             3             3              -            -             -                 -               -
          -             -           472              -            -             -                 -               -
         (8)            -             -              -            -             -                 -               -
          -             -             -              -            -             -            (6,728)              -
          -             -             -              -            -        (2,879)                -               -
     ------        ------      --------        -------      -------       -------          --------         -------
     63,088         6,308       388,453              -            -        (2,495)          (91,872)         (1,750)

          -             -             -              -            -             -            22,852               -

     12,041         1,204        93,705              -            -             -                 -               -
          -             -        92,475              -            -             -                 -               -
        626            63         5,662              -            -             -                 -               -
        486            49         2,047              -            -             -                 -               -
        130            13           560              -            -             -                 -               -
          -             -           208              -            -             -                 -               -
          -             -             -              -            -             -            (7,936)              -
          -             -             -              -            -           209                 -               -
     ------        ------      --------        -------      -------       -------          --------         -------
     76,371         7,637       583,110              -            -        (2,286)          (76,956)         (1,750)

          -             -             -              -            -             -            21,523               -

        752            75         5,094              -            -             -                 -               -
        197            20         1,248              -            -             -                 -               -
        271            27         1,781              -            -             -                 -               -
        480            48          (480)             -            -             -                 -               -
          -             -            20              -            -             -                 -               -
          5             1             -              -            -             -                 -               -
          -             -             -              -            -             -           (12,764)              -
          -             -             -         (1,847)           -             -                 -               -
          -             -             -              -       (3,825)            -                 -               -
          -             -             -              -            -           (39)                -               -
     ------        ------      --------        -------      -------       -------          --------         -------
     78,076        $7,808      $590,773        $(1,847)     $(3,825)      $(2,325)         $(68,197)        $(1,750)
     ======        ======      ========        =======      =======       =======          ========         =======




       See accompanying notes to the consolidated financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (Unless otherwise noted, dollar amounts in tables are in thousands, except per share amounts)

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company") is primarily engaged in domestic and international contract oil and gas drilling and workover operations. On September 15, 1994, Chiles Offshore Corporation ("Chiles") merged with Noble Offshore Corporation ("NOC"), a wholly owned subsidiary of Noble Drilling (the "Chiles Merger"). The Company's international operations are conducted in the United Kingdom, Nigeria, Zaire, India, Venezuela, Mexico, Canada, Korea and Qatar.

         On September 15, 1994, the Company completed the merger of Chiles with NOC. The consolidated financial statements reflect the restatement of the Company's historical financial statements to reflect the Chiles Merger as a pooling of interests as of the beginning of the earliest year presented. Unless indicated, all Chiles common stock amounts are presented on an equivalent Noble common stock basis.

CONSOLIDATION

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, including Chiles, and the assets, liabilities and operations of Perforadora Faja de Oro, S.A. de C.V. ("Faja Joint Venture") and NN-1 Limited Partnership, of which the Company is the general partner. The minority interest in Faja Joint Venture and NN-1 Limited Partnership is included in the balance sheet and the statement of operations as minority interest. In 1994, the Company made distributions of $4.5 million to its partner in Faja Joint Venture. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Certain reclassifications have been made in the 1993 and 1992 consolidated financial statements to conform to the classifications used in the 1994 consolidated financial statements. These reclassifications have no impact on net income or loss.

FOREIGN CURRENCY TRANSLATION

         The Company follows a translation policy in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, FOREIGN CURRENCY TRANSLATION. The U.S. dollar has been designated as the functional currency where appropriate, based on an evaluation of such factors as the markets in which the subsidiary operates, generation of cash flow, financing activities and intercompany arrangements. For the Company's subsidiaries in the United Kingdom and Canada, the local currency is the functional currency. Assets and liabilities are translated at the rates of exchange on the balance sheet date. Income and expense items are translated at average rates of exchange. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. dollar are included as a separate component of shareholders' equity designated as cumulative translation adjustment. (Losses) gains from foreign currency exchange transactions are included in other income and consist of $(76,000) in 1994, $(611,000) in 1993 and $452,000 in 1992.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less, when purchased.

         In accordance with SFAS No. 95, STATEMENT OF CASH FLOWS, cash flows from the Company's operations in the United Kingdom and Canada are calculated based on their functional currency. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree to changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies is reported on a separate line below cash (used in) provided by financing activities.

         Of the cash on hand at December 31, 1994 and 1993, approximately $898,000 and $1.8 million, respectively, was restricted as a result of exchange controls in certain foreign countries and cash collateral requirements for performance bonds and letters of credit.

INVESTMENT IN MARKETABLE SECURITIES

         Pursuant to the cash management policy implemented in 1992, the Company invests in marketable debt securities. Effective January 1, 1994, the Company adopted SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The Company classifies its investments in marketable debt securities as available for sale and marketable equity securities as trading (see Note 3).

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (Unless otherwise noted, dollar amounts in tables are in thousands, except per share amounts)

INVESTMENT IN UNCONSOLIDATED AFFILIATES

         The Company uses the equity method to account for affiliates in which it does not have voting control.

INVENTORIES

         Inventories of spare parts, material and supplies held for consumption are stated principally at average cost.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. Drilling equipment and facilities are depreciated using the straight-line method over estimated remaining useful lives ranging from three to twenty-five years from the date of construction. All other property and equipment is depreciated using the straight-line method over useful lives ranging from three to twenty years.

         During the second quarter of 1992, industry conditions in the U.S. Gulf of Mexico continued the deterioration that had begun in early 1991. Accordingly, as of June 30, 1992, management of Chiles determined, based on its continuing review of the net asset carrying values of its rigs, that several additional rigs would not realize their net asset carrying values over their estimated remaining useful lives. Accordingly, Chiles recorded a provision of $21.1 million in the second quarter of 1992 to reduce the carrying value of the rigs in its fleet in the U.S. Gulf of Mexico to their estimated recoverable values as of June 30, 1992. The Company continually evaluates the net asset carrying values of its assets.

         Maintenance and repairs on drilling equipment are charged to expense as incurred. Total maintenance and repair expense for the years ended December 31, 1994, 1993 and 1992 were approximately $33.7 million, $25.9 million and $17.6 million, respectively. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized.

OTHER ASSETS

         In 1994, other assets include deferred debt issuance costs in connection with the October 7, 1993 issuance of debt securities (see Note 4). These charges totaled $4.1 million and are being amortized over the life of the debt securities. The accumulated amortization at December 31, 1994 and 1993 was $540,000 and $92,000, respectively.

REVENUE RECOGNITION

         Revenues generated from the Company's dayrate-basis drilling contracts are recognized as services are performed. The Company's turnkey drilling contracts are of a short-term, fixed fee nature, and accordingly, revenues and expenses are recognized on a completed contract method.

CONCENTRATION OF CREDIT RISK

         The primary market for the Company's services is the offshore oil and gas industry, and the Company's customers consist primarily of major oil companies, independent oil and gas producers and government-owned oil companies. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company provides allowances for potential credit losses when necessary.

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES PER SHARE

         Net income (loss) applicable to common shares per share has been computed on the basis of the weighted average number of common shares and, where dilutive, common share equivalents, outstanding during the indicated periods, and includes the effect of preferred stock dividends (see Note 6). The calculation of net income (loss) applicable to common shares per share assuming full dilution was antidilutive; therefore, fully diluted amounts were not presented.

NOTE 2 -- ACQUISITIONS AND MERGERS

         The Chiles Merger was consummated on September 15, 1994, through the exchange of 28,598,777 shares of Noble Drilling common stock for all the outstanding common stock of Chiles and the exchange of 4,025,000 shares of Noble Drilling $1.50 convertible preferred stock ("$1.50 Preferred Stock") (liquidation preference $25.00 per share), par value $1.00 per share, for all the outstanding shares of Chiles $1.50 convertible preferred stock. The Chiles Merger was accounted for as a pooling of interests and all financial information for the current and prior periods has been restated to reflect this merger. In addition, Noble Drilling issued an additional 480,000 shares of its common stock in exchange for the cancellation of outstanding Chiles stock options (see Note 7).

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (Unless otherwise noted, dollar amounts in tables are in thousands, except per share amounts)

         On April 22, 1994, the Company acquired all of the issued and outstanding shares of common stock (the "Shares") of Triton Engineering Services Company ("Triton"), a Texas corporation, pursuant to the terms of the Stock Purchase Agreement dated April 22, 1994 ("Triton Acquisition"). In consideration for the Shares, the Company paid approximately $4.1 million in cash, issued promissory notes in the aggregate amount of $4.0 million and issued 751,864 shares of Noble Drilling common stock valued at $5.2 million. The promissory notes were paid on October 21, 1994. In addition, the Company has a contingent obligation on April 22, 1996 to pay additional consideration, including issuance of up to 254,551 shares of Noble Drilling common stock. The Triton Acquisition has been accounted for under the purchase method, and accordingly, the operating results have been included in the consolidated operating results since the date of acquisition.

         The Company acquired nine mobile offshore jackup drilling rigs and associated assets (the "Western Acquisition") from The Western Company of North America ("Western") for $150.0 million in cash on October 7, 1993. The Western Acquisition has been accounted for under the purchase method, and accordingly, the operating results have been included in the consolidated operating results since the date of acquisition.

         The following table summarizes certain unaudited pro forma condensed consolidated results of operations data that give effect to the Triton Acquisition and the Western Acquisition as if these purchases had occurred on January 1, 1993 and January 1, 1992, respectively:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                       ---------------------------
                                                                                       1994       1993        1992
                                                                                       ----       ----        ----
                                                                                               (UNAUDITED)
Operating revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 378,123  $ 428,284   $ 239,780
Net income applicable to common shares  . . . . . . . . . . . . . . . . . . . .      $   8,853  $   9,256   $ (57,906)
Net income applicable to common shares per share  . . . . . . . . . . . . . . .      $    0.11  $     .12   $   (0.99)


         On September 16, 1994, the Company exchanged its interest in Grasso Corporation for 645,656 shares of common stock of Offshore Logistics, Inc. ("OLOG"). The investment in OLOG is classified as a marketable equity security (see Note 3).

         Pursuant to an agreement dated August 20, 1993, the Company purchased two submersible offshore drilling rigs from Portal Rig Corporation ("Portal") for 626,410 shares of Noble Drilling common stock (see Note 6) on October 25, 1993. The Company acquired the rigs subject to certain federal income tax "safe harbor leases" and a related preferred ship mortgage relating to a tax benefit transaction entered into in 1982 by a predecessor of Portal, and the Company will be indemnified by Portal for any potential liabilities as a result of this earlier tax benefit transaction.

NOTE 3 -- MARKETABLE SECURITIES

         Effective January 1, 1994, the Company adopted SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under the provisions of SFAS No. 115, investments in debt and equity securities are required to be classified into one of three categories: held to maturity, available for sale or trading securities. At each reporting date, the appropriateness of such classification is required to be reassessed.

         As of December 31, 1994, the Company classified all of its debt securities, with original maturities of three months or more, as available for sale. These investments are classified as marketable securities within current assets on the accompanying consolidated balance sheets. The following table highlights information applicable to the Company's investments classified as available for sale as of December 31, 1994:

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (Unless otherwise noted, dollar amounts in tables are in thousands, except per share amounts)

                                                                           Amortized              Unrealized
  Debt Security/Maturity                                                     Cost     Fair Value    Losses
  ----------------------                                                   --------   ----------  ----------
Corporate Obligations
 Mature within 1 year . . . . . . . . . . . . . . . . . . . . . . . .     $ 11,526    $ 11,447     $   (79)
 Mature after 1 year through 5 years  . . . . . . . . . . . . . . . .        4,485       4,412         (73)
                                                                          --------    --------     -------
                                                                            16,011      15,859        (152)
                                                                          --------    --------     -------
U.S. Government Obligations
 Mature within 1 year . . . . . . . . . . . . . . . . . . . . . . . .        5,156       5,010        (146)
 Mature after 1 year through 5 years  . . . . . . . . . . . . . . . .       20,353      18,804      (1,549)
                                                                          --------    --------     -------
                                                                            25,509      23,814      (1,695)
                                                                          --------    --------     -------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 41,520    $ 39,673     $(1,847)
                                                                          ========    ========     =======

         An allowance for unrealized losses has been established and included as a reduction of shareholders' equity. Total realized losses related to short-term investments for the twelve months ended December 31, 1994 were $2.2 million.

         The Company categorizes its investments in marketable equity securities of $9.5 million as trading securities and such investments are classified as current assets and are recorded at fair value at December 31, 1994. Total net unrealized gains related to these equity investments for the twelve months ended December 31, 1994 were $4.2 million.

NOTE 4 -- LONG-TERM DEBT

         As discussed further in Note 6, Chiles completed an offering of its preferred stock on October 21, 1993. Approximately $45.2 million of the net proceeds were used to retire all of Chiles' outstanding long-term indebtedness, including principal and interest.

         On October 14, 1993, the Company prepaid a promissory note with proceeds from the Public Offerings (as defined below). The terms of the note provided that interest did not accrue from September 1, 1991 through December 31, 1992, after which date interest on the unpaid principal amount accrued at a fixed rate of 7.5 percent per annum. The Company had accrued interest on the note at 4.9 percent for all periods, which was the imputed rate based on the revised note terms. An extraordinary gain of $1.8 million for extinguishment of debt was recognized in 1993 (see Note 10) from the prepayment of the note, representing excess accrued interest.

         On October 7, 1993, in connection with the Western Acquisition and the issuance of 12,041,000 shares of Noble Drilling common stock in an underwritten public offering (the "Stock Offering") (see Note 6), the Company issued $125,000,000 principal amount of 9 1/4% Senior Notes Due 2003 ("Senior Notes") (the Stock Offering and the issuance of Senior Notes are collectively referred to as the "Public Offerings"). The Senior Notes will mature on October 1, 2003. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 1998 at 103.47 percent of principal amount, declining ratably to par on or after October 1, 2001, plus accrued interest. Mandatory sinking fund payments of 25 percent of the original principal amount of the Senior Notes at par plus accrued interest will be required on October 1, 2001 and October 1, 2002. The indenture governing the Senior Notes contains certain restrictive covenants, including limitations on additional indebtedness and the ability to secure such indebtedness, restrictions on dividends and certain investments and limitations on sales of assets, sales and leaseback, transactions with affiliates, and merger or consolidation.

         In connection with the initial construction of the NN-1, the predecessor of NN-1 Limited Partnership issued U.S. Government Guaranteed Ship Financing Sinking Fund Bonds, of which $2.1 million principal amount was outstanding at December 31, 1994. Interest is payable semi-annually on June 15 and December 15 of each year with interest at 8.95 percent, and the bonds mature in 1998. The bonds are secured by the vessel, and the applicable security agreement contains certain restrictions, among others, on distributions to partners, dispositions of assets and services to related parties. In addition, there are minimum working capital, net worth and long-term debt to net worth requirements applicable to NN-1 Limited Partnership. The Company's sharing percentage in NN-1 Limited Partnership's distribution from operations is generally 90 percent. The NN-1 has not been under contract since March of 1993.

         The Company and its wholly owned subsidiary, Noble Drilling (West Africa) Inc. ("NDWA"), were parties to a secured loan agreement (the "Project Loan Agreement") with US WEST Financial Services, Inc. dated as of October 31, 1990, as amended, pursuant to which NDWA borrowed $52.5 million for the purpose of financing, in part, the equipping,

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (Unless otherwise noted, dollar amounts in tables are in thousands, except per share amounts)

refurbishment and mobilization to Nigeria of four offshore drilling rigs: the NN-1, which is majority owned through NN-1 Limited Partnership, GENE ROSSER, LEWIS DUGGER and CHUCK SYRING. On July 2, 1993, the final installment of $6.6 million plus accrued interest was paid in accordance with the terms of the Project Loan Agreement. Interest was charged under the Project Loan Agreement at the fixed rate of 11.12 percent per annum.

         Annual maturities of long-term debt are $520,000 in 1995 through 1997, $506,000 in 1998 and $125.0 million thereafter.

         The following table summarizes the Company's long-term debt:

                                                                                             December 31,
                                                                                        ----------------------
                                                                                          1994          1993
                                                                                        --------      --------
9 1/4% Senior Notes Due 2003  . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 125,000      $ 125,000
U.S. Government Guaranteed Ship Financing Sinking Fund Bonds  . . . . . . . . . .         2,066          2,586
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -            104
                                                                                      ---------      ---------
                                                                                        127,066        127,690
Current installments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (520)          (546)
                                                                                      ---------      ---------
                                                                                      $ 126,546      $ 127,144
                                                                                      =========      =========

         The fair value of the Company's long-term debt at December 31, 1994, estimated based on the quoted market prices for similar issues or on the current rates offered to the Company for debt of similar remaining maturities, was approximately $119.1 million.

NOTE 5 -- CREDIT FACILITIES

         At December 31, 1994, the Company had available credit facilities aggregating $31.7 million, as described below, of which $26.0 million, subject to certain limitations, related to lines of credit and $5.7 million related to letter of credit facilities. Based on the level of the borrowing base at December 31, 1994, the Company had $21.8 million available under the credit lines and $2.9 million available to support issuance of letters of credit at that date. No amounts were drawn under the lines of credit at December 31, 1994.

         On June 16, 1994, the Company entered into an unsecured credit agreement with First Interstate Bank of Texas, N.A. for a $25.0 million revolving credit line facility and $5.0 million letter of credit facility. The Company pays a quarterly commitment fee on the unused portion of the facility. The agreement contains certain restrictive and financial covenants, including those related to indebtedness, net worth and fixed charges, and provides for guarantees of the indebtedness by certain subsidiaries of Noble Drilling. At December 31, 1994, the Company was in full compliance with the covenants of this agreement.

NOTE 6 -- SHAREHOLDERS' EQUITY

         On October 25, 1993, the Company issued 626,410 shares of common stock to purchase two rigs from Portal as discussed in Note 2. The shares were issued to Portal pursuant to a private placement, and the Company does not have an obligation to register the resale of the shares under the Securities Act of 1933, as amended.

         Chiles completed a public offering of $1.50 convertible preferred stock on October 21, 1993 with the sale and issuance to the public of 4,025,000 shares by Chiles at $25.00 per share. Net proceeds to Chiles were approximately $96.5 million, after underwriting discounts and issuance costs. Chiles utilized approximately $45.2 million of these proceeds to retire all of Chiles' outstanding long-term indebtedness, including principal and interest, during the fourth quarter of 1993. In the Chiles Merger, this series of preferred stock was converted into and exchanged for an equivalent number of shares of $1.50 Preferred Stock having substantially the same rights, privileges, preferences and voting power as the Chiles preferred stock. Holders of the $1.50 Preferred Stock are entitled to receive cash dividends at an annual rate of $1.50 per share, when, as and if declared by the board of directors of Noble Drilling, payable quarterly, and such dividends are cumulative. Each share of $1.50 Preferred Stock is convertible, at the option of the holder, into 2.4446 shares of common stock (subject to adjustment in certain circumstances). The $1.50 Preferred Stock is not redeemable prior to December 31, 1996. On or after such date, the $1.50 Preferred Stock is redeemable at the option of the Company, in whole or part, at $26.05 per share if redeemed prior to December 31, 1997, and at prices decreasing ratably to $25.00 per share on and after December 31, 2003, plus accrued and unpaid dividends to the redemption date.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (Unless otherwise noted, dollar amounts in tables are in thousands, except per share amounts)

         On October 7, 1993, the Company issued and sold 12,041,000 shares of common stock in the Stock Offering at an initial public offering price of $8.375 per share. This resulted in net proceeds of $94.9 million, after deducting underwriting discounts, commissions and other related costs. The net proceeds of the Public Offerings (see Note 4) were used to purchase the nine jackup rigs and related assets discussed previously in Note 2, and prepay a promissory note discussed in Note 4, with the balance of the proceeds, approximately $26.0 million, used for general corporate purposes.

         Chiles completed a public offering of its common stock on November 20 and December 16, 1992 with the sale and issuance of 16,650,000 shares by Chiles. This offering was made concurrently with the restructuring of Chiles' secured debt facilities. Net proceeds to Chiles were approximately $28.3 million from the sale of common stock, of which $17.3 million was used to reduce debt. The remaining $11.0 million of net proceeds provided additional working capital to be used for general corporate purposes.

         In 1991, the Company issued and sold 2,990,000 shares of a new series of $2.25 Convertible Exchangeable Preferred Stock ("$2.25 Preferred Stock") (liquidation preference $25.00 per share), par value $1.00 per share. Holders of the $2.25 Preferred Stock are entitled to receive cash dividends at an annual rate of $2.25 per share, when, as and if declared by the board of directors of Noble Drilling, and such dividends are cumulative. Each share of $2.25 Preferred Stock is convertible, at the option of the holder, into 5.41946 shares of common stock (subject to adjustment in certain circumstances). On December 31, 1994, the $2.25 Preferred Stock became redeemable at the option of the Company, in whole or in part, at $26.575 per share if redeemed prior to December 31, 1995, and at prices decreasing ratably annually to $25.00 per share on and after December 31, 2001, plus accrued and unpaid dividends to the redemption date. The $2.25 Preferred Stock is also exchangeable, in whole but not in part, at the option of the Company on any dividend payment date for the Company's 9% Convertible Subordinated Debentures due 2016 (the "Debentures") at a rate of $25.00 principal amount of Debentures for each share of preferred stock. The Debentures contain conversion and optional redemption provisions similar to those of the $2.25 Preferred Stock, and are subject to a mandatory annual sinking fund redemption of 5 percent of the amount of Debentures initially issued, commencing on December 31, 2002 (or the first December 31 following their issuance, if later).

         Under the covenant contained in the indenture governing the Senior Notes restricting the payment of dividends (see Note 4), approximately $7.1 million was available, as of December 31, 1994, (after giving effect to the dividends payable as of that date) for the payment of dividends on the $1.50 Preferred Stock and the $2.25 Preferred Stock.

NOTE 7 -- STOCK OPTIONS

EMPLOYEE STOCK OPTION PLANS

 1991 STOCK OPTION PLAN

         The Company's 1991 Stock Option and Restricted Stock Plan (the "1991 Plan") was amended and restated ("Amended 1991 Plan") in September 1994. The Amended 1991 Plan was adopted by the board of directors of Noble Drilling in July 1994 and approved by stockholders on September 15, 1994. The Company's two other employee stock option plans, adopted in 1985 and 1987, were amended in connection with the adoption of the 1991 Plan to provide that no further grants would be made under those plans after April 25, 1991; however, all options outstanding at that date ("Pre-1991 Options") remained in effect in accordance with their respective terms.

         Under the Amended 1991 Plan, a maximum of 5,200,000 shares of the Company's common stock may be subject to grants of options or awards of restricted stock to participants, who are selected from regular salaried officers or other employees of the Company. Options may be either incentive options or nonqualified options, and may be with or without stock appreciation rights ("SARs"). The option price under the Amended 1991 Plan may not be less than 100 percent of the fair market value of the common stock at the time of grant, in the case of an incentive option, and may not be less than 50 percent of the fair market value of the common stock at the time of grant, in the case of a nonqualified option. The Amended 1991 Plan also limits to 1,500,000 the total number of shares of common stock that may be made subject to grants of options or stock appreciation rights or awards of restricted stock to any one person during any five-year period. All Pre-1991 Options were granted at an option price of at least 100 percent of the fair market value of the common stock at the time of grant. The exercise of either the tandem SAR or the option serves to cancel the other. At December 31, 1994, 3,670,912 shares were available for grant under the Amended 1991 Plan.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (Unless otherwise noted, dollar amounts in tables are in thousands, except per share amounts)

         The following is a summary of option transactions under the plans:


                                                                                              December 31,
                                                                                         ----------------------
                                                                                           1994          1993
                                                                                         --------      --------
Outstanding, beginning of the year  . . . . . . . . . . . . . . . . . . . . . . . .    1,312,617      1,586,034
Granted   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      728,000        290,000
Cancelled . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (58,875)      (169,880)
Exercised (at share prices ranging from $2.50 to $7.69) . . . . . . . . . . . . . .     (171,270)      (393,537)
                                                                                       ---------      ---------
Outstanding at end of year (at share prices ranging from $2.50 to $7.69 in 1994). .    1,810,472      1,312,617
                                                                                       =========      =========
Exercisable at end of year (at share prices ranging from $2.50 to $7.69 in 1994). .      855,672        703,042
                                                                                       =========      =========

         Options granted under the Amended 1991 Plan in 1994 become exercisable on certain dates that range from January 27, 1995 through December 8, 1997 at prices ranging from $5.63 per share to $7.375 per share.

1990 STOCK OPTION PLAN OF CHILES

         Effective June 10, 1993, the board of directors of Chiles approved an amendment to Chiles' Amended and Restated 1990 Stock Option Plan, pursuant to which a maximum aggregate of 697,750 shares of common stock of Chiles had been reserved for grant to officers, directors and employees. This amendment increased the maximum number of shares available for grant from 697,750 to 1,500,000. Options were granted at not less than market value on the date of grant. As part of the Chiles Merger, Noble Drilling issued 480,000 shares of common stock in exchange for the cancellation of the then outstanding Chiles' options.

OTHER STOCK OPTIONS

         In addition to the above, during 1987, options to purchase a total of 300,000 shares of Noble Drilling's common stock at $2.50 per share were granted to certain non-employee directors of the Company pursuant to stock option agreements which were approved by stockholders at the 1988 annual meeting. Options to purchase 160,000 shares were outstanding and exercisable at December 31, 1994.

         In 1993, the stockholders approved the 1992 Nonqualified Stock Option Plan for Non-Employee Directors (the "1992 Option Plan"). Under the 1992 Option Plan, non-employee directors received a one-time grant of an option to purchase 10,000 shares of common stock, and thereafter, after each annual meeting of shareholders of the Company, receive an annual grant of an option to purchase 3,500 shares of common stock. The options are granted at fair market value on the grant date and are exercisable from time to time over a period commencing approximately one year from the grant date and ending on the expiration of ten years from the grant date, unless terminated sooner as described in the 1992 Option Plan. Options to purchase 50,000 shares were outstanding and exercisable at December 31, 1994.

SEVERANCE AGREEMENTS

         During 1993, Chiles entered into severance agreements with its officers and certain managerial employees, including Chiles' rig management personnel. These agreements provide for severance payments equal to between six months and two years of such person's annual salary in the event a person's employment is terminated otherwise than for cause within one year following the occurrence of a change in control of Chiles or the person voluntarily terminates his employment within one year of a change in control of Chiles for "good reason," as defined in the agreement.

NOTE 8 -- INCOME TAXES

         The Company follows SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under SFAS No. 109, the tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. SFAS No. 109 provides in part that a deferred tax asset shall be evaluated for realization based on a more likely than not criteria using a valuation allowance.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (Unless otherwise noted, dollar amounts in tables are in thousands, except per share amounts)

         Amounts of deferred tax assets and liabilities are as follows at:


                                                                                             December 31,
                                                                                        ----------------------
                                                                                          1994          1993
                                                                                        --------      --------
Deferred tax asset, net of valuation allowance of $21,329 in
 1994 and $25,562 in 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 47,696       $ 35,927
Deferred tax liability  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (51,089)       (35,927)
                                                                                       --------       --------
Net, total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ (3,393)      $      0
                                                                                       ========       ========

         The components of and changes in the net deferred taxes were as follows:


                                                                                                   Deferred
                                                                                      December 31,  Expense  December 31,
                                                                                          1993     (Credit)      1994
                                                                                       ----------- --------  -----------
Deferred tax assets:
 Domestic
  Net operating loss carryforwards . . . . . . . . . . . . . . . . . . . . . . .      $ 55,676    $ 7,441    $ 63,117
  Tax basis of assets in excess of book basis . . . . . . . . . . . . . . . . .            695       (695)          -
  Investment tax credit carryforward  . . . . . . . . . . . . . . . . . . . . .          1,457          -       1,457
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            246        (97)        149
 International
  Net operating loss carryforwards  . . . . . . . . . . . . . . . . . . . . . .          1,142      1,913       3,055
  Tax basis of assets in excess of book basis . . . . . . . . . . . . . . . . .          1,251         (4)      1,247
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,022     (1,022)         -
                                                                                      --------   --------    --------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61,489      7,536      69,025
Valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (25,562)     4,233     (21,329)
                                                                                      --------   --------    --------
Net deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 35,927   $ 11,769    $ 47,696
                                                                                      ========   ========    ========
Deferred tax liabilities:
 Domestic
  Excess of net book basis over remaining tax basis . . . . . . . . . . . . . .       $(34,705)  $(11,179)   $(45,884)
 International
  Excess of net book basis over remaining tax basis . . . . . . . . . . . . . .         (1,222)    (3,983)     (5,205)
                                                                                      --------   --------    --------
Deferred tax liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $(35,927)  $(15,162)   $(51,089)
                                                                                      ========   ========    ========

         Income (loss) from continuing operations before income taxes and extraordinary item consisted of the following:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                       ---------------------------
                                                                                       1994       1993        1992
                                                                                       ----       ----        ----
Domestic  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  7,024   $ 16,948   $ (53,513)
International . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,171      7,467      16,931
                                                                                      --------   --------   ---------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 27,195   $ 24,415   $ (36,582)
                                                                                      ========   ========   =========

         The income tax provision consisted of the following:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                       --------------------------
                                                                                       1994       1993        1992
                                                                                       ----       ----        ----
Current - Domestic  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     -    $   205     $     -
Current - International . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,599      3,128       3,396
Deferred - International  . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,073          -           -
                                                                                       -------    -------     -------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 5,672    $ 3,333     $ 3,396
                                                                                       =======    =======     =======

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (Unless otherwise noted, dollar amounts in tables are in thousands, except per share amounts)

         A reconciliation of Federal statutory and effective income tax rates is shown below:

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                          ---------------------------
                                                                                          1994       1993        1992
                                                                                          ----       ----        ----
Statutory rate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           35.0%      35.0%       34.0%
 Effect of:
  U. S. operating loss generating no current tax benefit  . . . . . . . . . . .              -          -       (40.0)
  U.S. operating loss carryforward benefit  . . . . . . . . . . . . . . . . . .           (9.0)     (23.6)          -
  Canadian operating loss carryforward benefit  . . . . . . . . . . . . . . . .              -       (2.2)          -
  International tax rates which are different than the U. S. rate . . . . . . .           (5.8)       3.7        (3.3)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             .7         .8           -
                                                                                          ----      -----       -----
Effective rate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           20.9%      13.7%       (9.3)%
                                                                                          ====      =====       =====


         The Company had available at December 31, 1994, unused investment tax credits, which may be used to offset future U.S. taxes payable, of approximately $1.5 million expiring in various years from 1998 to 2001. Substantially all of this amount represents the Company's allocated share of the consolidated investment tax credit carryforward of Noble Affiliates, Inc. ("NAI"). Taxable income or loss from the Company's operations through September 30, 1985 was included in the consolidated tax returns of NAI. The Company became a separate U.S. taxpayer as of October 1, 1985. Amendments or other adjustments to the current or prior consolidated tax returns of NAI may reduce the carryforward available to the Company. In addition, Noble Drilling has net operating loss carryforwards ("NOLs") for tax purposes of approximately $112.0 million at December 31, 1994 which expire in the years 2000 through 2009, and NOC has NOLs for tax purposes of approximately $68.4 million which expire in the years 2004 through 2009.

         The Chiles Merger qualifies as a tax-free reorganization. NOC, as the surviving entity, inherits all of Chiles' tax attributes, including NOL carryforwards. In accordance with the "Separate Return Limitation Year" rules of the Internal Revenue Code of 1986, as amended (the "Code"), Chiles' NOL carryforwards which arose prior to the Chiles Merger may only be used to reduce NOC's future taxable income, and cannot be used to reduce Noble Drilling's taxable income.

         If a corporation undergoes an "ownership change" within the meaning of
Section 382 of the Code, the corporation's right to use its then existing NOLs (and certain other tax attributes) is limited during each future year to a percentage of the fair market value of such corporation's stock immediately before the ownership change (the "Section 382 Limitation"). In general, there is an "ownership change" under Section 382 if over a three-year period certain shareholders increase their percentage ownership of a corporation by more than 50 percent. To the extent the amount of the NOLs existing at the time of an ownership change that are used in any subsequent year is less than the annual
Section 382 Limitation, the otherwise available Section 382 Limitation is correspondingly increased for future years. An ownership change for purposes of
Section 382 took place on September 15, 1994. The annual Section 382 Limitation attributable to the Noble Drilling pre-merger carryforwards is $26.8 million. The annual Section 382 Limitation attributable to NOC is $17.1 million.

         Applicable U.S. income and foreign withholding taxes have not been provided on undistributed earnings of the Company's international subsidiaries. Management does not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income taxes would not be material. Any withholding taxes ultimately paid may be recoverable as foreign tax credits in the United States.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (Unless otherwise noted, dollar amounts in tables are in thousands, except per share amounts)

NOTE 9 -- ADDITIONAL BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

         Other current assets consisted of the following:


                                                                                             December 31,
                                                                                        ----------------------
                                                                                          1994          1993
                                                                                        --------      --------
 Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 9,287        $ 6,624
 Withholding tax receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,223          2,703
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,074          5,766
                                                                                        -------        -------
                                                                                        $18,584        $15,093
                                                                                        =======        =======


         Other current liabilities consisted of the following:


                                                                                             December 31,
                                                                                        ----------------------
                                                                                          1994          1993
                                                                                        --------      --------
 Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,421        $   475
 Accrued dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,191              -
 Accrued restructuring costs  . . . . . . . . . . . . . . . . . . . . . . . . . .           844              -
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,259          8,463
                                                                                        -------        -------
                                                                                        $10,715        $ 8,938
                                                                                        =======        =======


         The allowance for doubtful accounts was $249,000 and $697,000 at December 31, 1994 and 1993, respectively.

         Rent expense was $1.2 million, $1.3 million and $1.8 million for 1994, 1993 and 1992, respectively.

         Stock appreciation rights benefits of $0, $126,000 and $0 in 1994, 1993 and 1992, respectively, are included in selling, general and administrative expenses.

         Other income - other, net consisted of the following:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                        ---------------------------
                                                                                        1994       1993        1992
                                                                                        ----       ----        ----
Gain on sale of property and equipment  . . . . . . . . . . . . . . . . . . . .        $ 8,858     $  737      $  993
Foreign currency exchange . . . . . . . . . . . . . . . . . . . . . . . . . . .            (76)      (611)        452
Sale of scrap equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .            137         70         244
Insurance refund  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            807          -           -
Unrealized gain on investments  . . . . . . . . . . . . . . . . . . . . . . . .          4,162          -           -
Realized (loss) gain on investments . . . . . . . . . . . . . . . . . . . . . .         (2,199)       272         917
Recovery of written-off notes receivable  . . . . . . . . . . . . . . . . . . .          1,530          -           -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,524        579       1,069
                                                                                       -------     ------      ------
                                                                                       $15,743     $1,047      $3,675
                                                                                       =======     ======      ======


         A restructuring charge of $3.7 million related to the Chiles Merger was recorded in 1994 as a result of facility consolidation, including the write-down of certain of the Company's owned properties, and to a lesser extent severance costs. This restructuring plan was developed in the fourth quarter of 1994 and approved by the board of directors of Noble Drilling.

NOTE 10 -- EXTRAORDINARY ITEM

         The Company prepaid a promissory note in the fourth quarter of 1993 with proceeds from the Public Offerings (see Notes 4 and 6). This prepayment resulted in an extraordinary gain from extinguishment of debt of $1.8 million ($0.02 per common share), representing excess accrued interest.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (Unless otherwise noted, dollar amounts in tables are in thousands, except per share amounts)

NOTE 11 -- EMPLOYEE BENEFIT PLANS

PENSION PLANS

         The Company has a noncontributory defined benefit plan which covers substantially all salaried employees and a noncontributory defined benefit pension plan which covers certain field employees. The benefits from these plans are based primarily on years of service and employees' compensation near retirement. The Company's funding policy is consistent with funding requirements of applicable laws and regulations. The assets of these plans consist of cash, municipal bonds and corporate equity securities.

         Noble Drilling (U.K.) Limited, an indirect wholly owned subsidiary of Noble Drilling, maintains a pension plan which covers all of its salaried, nonunion employees. Benefits are based on credited service and the average of the highest three years of qualified salary within the past ten years of participation.

         Pension cost includes the following components:

                                                               Year Ended December 31,
                                      ----------------------------------------------------------------------------
                                               1994                     1993                        1992
                                      ----------------------- -------------------------  -------------------------
                                      International  Domestic International    Domestic  International    Domestic
                                      -------------  -------- -------------    --------  -------------    --------
Service costs (benefits
 earned during the year)  . . . . .          $ 544   $   758         $ 563     $   535          $ 572     $   537
Interest cost on projected
 benefit obligation . . . . . . . .            607     1,698           549       1,534            563       1,456
Actual return on assets . . . . . .           (787)    1,806          (597)     (2,506)          (631)     (1,065)
Amortization of net gain
 at January 1 . . . . . . . . . . .            (77)   (3,758)           12         563             (4)     (1,075)
Settlement, curtailment
 and termination gain . . . . . . .              -         -             -           -              -        (327)
                                             -----   -------         -----     -------          -----     -------
Net pension (credit) expense  . . .          $ 287   $   504         $ 527     $   126          $ 500     $  (474)
                                             =====   =======         =====     =======          =====     =======

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (Unless otherwise noted, dollar amounts in tables are in thousands, except per share amounts)

         The funded status of the plans is as follows:


                                                                                 December 31,
                                                              ----------------------------------------------------
                                                                        1994                        1993
                                                              -------------------------  -------------------------
                                                              International    Domestic  International    Domestic
                                                              -------------    --------  -------------    --------
Actuarial present value of benefit obligations
  Vested benefits . . . . . . . . . . . . . . . . . . . .      $(6,578)      $(18,513)      $(6,473)    $(19,996)
  Nonvested benefits  . . . . . . . . . . . . . . . . . .            -           (373)            -         (552)
                                                               -------       --------       -------     --------
  Accumulated benefits  . . . . . . . . . . . . . . . . .       (6,578)       (18,886)       (6,473)     (20,548)
  Effect of projected future compensation levels  . . . .       (1,223)        (1,895)       (1,054)      (1,474)
                                                               -------       --------       -------     --------
Projected benefits  . . . . . . . . . . . . . . . . . . .       (7,801)       (20,781)       (7,527)     (22,022)
Plan assets at fair value . . . . . . . . . . . . . . . .        8,625         19,192         8,078       21,390
                                                               -------       --------       -------     --------
Plan assets in excess (shortfall) of projected benefit
  obligations . . . . . . . . . . . . . . . . . . . . . .          824         (1,589)          551         (632)
Unrecognized net gain (loss)  . . . . . . . . . . . . . .       (1,595)         8,327        (1,392)       7,011
Unrecognized prior service cost . . . . . . . . . . . . .            -            (79)            -          139
Unrecognized transition obligation (asset)  . . . . . . .          120         (1,966)          128       (2,422)
Additional liability  . . . . . . . . . . . . . . . . . .            -         (3,825)            -       (1,034)
                                                               -------       --------       -------     --------
(Accrued liability) prepaid asset . . . . . . . . . . . .      $  (651)      $    868       $  (713)    $  3,062
                                                               =======       ========       =======     ========


         In accordance with SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, the Company recorded an additional minimum liability of $3.8 million at December 31, 1994, representing the excess of the accumulated benefit obligations over the fair value of plan assets and accrued pension liabilities of the domestic salaried pension plan. This additional minimum pension liability is reported as a separate reduction of shareholders' equity.

         The projected benefit obligations for the international and domestic plans were determined using an assumed discount rate of 9 percent and 8.5 percent respectively, in 1994, 8 percent and 7.25 percent respectively, in 1993 and 9.25 percent and 8 percent, respectively, in 1992. Assumed long-term rate of return on international plan assets was 9.75 percent, 8.75 percent and 10 percent in 1994, 1993 and 1992, respectively. Assumed long-term rate of return on domestic plan assets was 9 percent in each of the years presented. The projected benefit obligations for the international plan assumes a compensation increase of 6.75 percent, 5.75 percent and 5.75 percent in 1994, 1993 and 1992, respectively, and 6 percent per annum for the domestic plan in each of the years presented.

         The Company presently sponsors medical and other plans for the benefit of its employees. The cost of maintaining these plans aggregated $5.5 million, $3.8 million and $4.1 million in 1994, 1993 and 1992, respectively.

         The Company does not provide postretirement benefits (other than pensions) or any postemployment benefits to its employees.

NOTE 12 -- COMMITMENTS, CONTINGENCIES AND OBLIGATIONS

         In 1991, Chiles sold a semi-submersible offshore drilling and production rig to Braspetro Oil Services Company ("Brasoil"), a subsidiary of Petrobras, the Brazilian national oil company. The terms of this sale required Chiles to enter into a fixed price modification and upgrade contract with Brasoil ("Petrobras Contract") to enhance the rig's capabilities as an offshore production platform. Chiles delivered the modified rig on September 25, 1992. In accordance with the contract, Brasoil has challenged and audited the costs of two change orders made at Brasoil's request during the rig modification. Chiles billed and collected from Brasoil $2.4 million related to these two change orders. The Company does not believe that the outcome of these negotiations with Brasoil will have a significant impact on the Company's financial position or results of operations.

         In connection with the contract and other matters, Chiles entered into an agreement to pay brokerage and advisory fees of $3.0 million in addition to the $2.0 million in fees paid at the time of the rig sale. To date, the Company has paid $300,000 pursuant to this agreement. The Company believes that the other party to this agreement has failed to provide the agreed to advisory services and that, because of such non-performance, it owes no additional fees under the contract. During the second quarter of 1993, Chiles received a demand for payment of all unpaid fees from the broker, which Chiles denied. Management believes that this request and any potential future claims for payment are without merit and is pre-

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (Unless otherwise noted, dollar amounts in tables are in thousands, except per share amounts)

pared to defend vigorously any claim or other actions. Management further believes that the Company will incur no material adverse effect on its financial position or results of operations as a result of this matter.

         In May 1992, four former employees brought an action against Chiles alleging Chiles failed to compensate employees for time spent on certain self study programs, pretour meetings and training activities. This suit is a collective action pursuant to Section 16(b) of the Fair Labor Standards Act. In February 1993, 257 potential plaintiffs filed a motion for consent to participate in the action which motion was approved by the court. Chiles has been notified by an additional ten potential plaintiffs who may seek to join their action or pursue their related claims separately. The Company has offered a settlement to the plaintiffs and management believes that the outcome of this action will not have any material adverse effect on the financial position or results of operations of the Company.

         The Company is a defendant in certain other claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to the Company's financial position or results of operations.

NOTE 13 -- UNAUDITED INTERIM FINANCIAL DATA

         Unaudited interim financial information for the years ended December 31, 1994 and 1993 is as follows:

                                                                              Quarter Ended,
                                                                -------------------------------------------
                                                                March 31   June 30     Sept. 30     Dec. 31
                                                                --------   --------    --------    --------
1994
Operating revenues  . . . . . . . . . . . . . . . . . . . .     $ 78,921   $ 87,595    $ 98,060    $ 87,412
Operating income  . . . . . . . . . . . . . . . . . . . . .     $ 10,362   $  5,309    $  2,216    $    276
Net income (loss) applicable to common shares . . . . . . .     $  4,930   $  9,206    $   (695)   $ (4,682)
Net income (loss) applicable to common shares per share . .     $   0.06   $   0.12    $  (0.01)   $  (0.06)


1993
Operating revenues  . . . . . . . . . . . . . . . . . . . .     $ 65,323   $ 54,467    $ 63,431    $ 81,310
Operating income  . . . . . . . . . . . . . . . . . . . . .     $  2,258   $  5,457    $  6,462    $ 14,732
Net income (loss) applicable to common shares:
 Continuing operations  . . . . . . . . . . . . . . . . . .     $ (2,015)  $  1,205    $  4,303    $  9,653
 Extraordinary item . . . . . . . . . . . . . . . . . . . .     $      -   $      -    $      -    $  1,770
 Net income (loss)  . . . . . . . . . . . . . . . . . . . .     $ (2,015)  $  1,205    $  4,303    $ 11,423
Net income (loss) applicable to common shares per share:
 Continuing operations  . . . . . . . . . . . . . . . . . .     $  (0.03)  $   0.02    $   0.07    $   0.13
 Extraordinary item . . . . . . . . . . . . . . . . . . . .     $      -   $      -    $      -    $   0.02
 Net income (loss)  . . . . . . . . . . . . . . . . . . . .     $  (0.03)  $   0.02    $   0.07    $   0.15

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     (Unless otherwise noted, dollar amounts in tables are in thousands, except per share amounts)

NOTE 14 -- GEOGRAPHICAL INFORMATION

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                        ---------------------------
                                                                                        1994       1993        1992
                                                                                        ----       ----        ----
Operating revenues
 Domestic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $181,950   $125,505    $ 50,458
 International
  Canada  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,059     19,141       3,230
  India . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,041      4,093       4,655
  Mexico  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,269     10,503           -
  Nigeria . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         44,195     58,630      80,217
  United Kingdom  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         39,939     40,036      41,617
  Venezuela . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         34,155      3,736           -
  Zaire . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,781      1,763           -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            599      1,124       3,989
                                                                                      --------   --------    --------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $351,988   $264,531    $184,166
                                                                                      ========   ========    ========

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                        ---------------------------
                                                                                        1994       1993        1992
                                                                                        ----       ----        ----
Operating income (loss)
 Domestic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(3,852)   $20,057    $(49,842)
 International
  Canada  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,549        363      (1,463)
  India . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (676)      (116)        875
  Mexico  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,434      5,316           -
  Nigeria . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,727        734      20,132
  United Kingdom  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,505      1,486        (234)
  Venezuela . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,289        832           -
  Zaire . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,613        400           -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (426)      (163)        273
                                                                                       -------    -------    --------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $18,163    $28,909    $(30,259)
                                                                                       =======    =======    ========

                                                                                                DECEMBER 31,
                                                                                        ---------------------------
                                                                                        1994       1993        1992
                                                                                        ----       ----        ----
Identifiable assets
 Domestic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $404,010   $393,525    $236,021
 International
  Canada  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,421      8,416       6,726
  India . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,912     16,422      17,595
  Mexico  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         51,167     36,999           -
  Nigeria . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        138,716    140,542     179,798
  United Kingdom  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,147     13,394      11,568
  Venezuela . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         73,977     64,025           -
  Zaire . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,833     21,602           -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,706      1,628       4,821
                                                                                      --------   --------    --------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $739,889   $696,553    $456,529
                                                                                      ========   ========    ========


         Customer A accounted for approximately 11 percent, 17 percent and 28 percent of the Company's consolidated operating revenues during 1994, 1993 and 1992, respectively. Customer B accounted for approximately 13 percent and 12 percent of the Company's consolidated operating revenues during 1993 and 1992, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 7, 1994, the accounting firm of Price Waterhouse LLP was engaged as independent accountant to audit the financial statements of the Company for the year ended December 31, 1994. The board of directors of Noble Drilling has also appointed this firm to audit the financial statements of the Company for the year ended December 31, 1995. Such appointment will not be submitted to the stockholders for ratification or approval.

         The accounting firm of Arthur Andersen LLP served as the independent accountant for the Company from August 1, 1988 until dismissed by the Company on October 7, 1994. The decision to change accountants was recommended by the audit committee of the board of directors of Noble Drilling. Arthur Andersen LLP's report on the financial statements of the Company for each of the years ended December 31, 1993 and 1992 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, or as to any other matter. During each of the years ended December 31, 1993 and 1992 and the subsequent interim period preceding the dismissal, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or accounting scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused it to make reference thereto in its reports on the financial statements of the Company for such years. Additionally, no "reportable events" (as such term is defined under the applicable rules and regulations of the Securities and Exchange Commission) occurred during the years ended December 31, 1993 and 1992 or the subsequent interim periods preceding Arthur Andersen LLP's dismissal.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections entitled "Election of Directors" and "Section 16(a) Reporting Delinquencies" appearing in Noble Drilling's proxy statement for the annual meeting of stockholders to be held on April 27, 1995 (the "1995 Proxy Statement"), set forth certain information with respect to the directors of Noble Drilling and with respect to reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference. Certain information with respect to the executive officers of Noble Drilling is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" appearing in the 1995 Proxy Statement sets forth certain information with respect to the compensation of management of Noble Drilling, and, except for the report of the compensation and stock option committees of the board of directors of Noble Drilling on executive compensation and the information therein under "Performance Graph," is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing in the 1995 Proxy Statement set forth certain information with respect to the ownership of voting securities and equity securities of Noble Drilling, and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The section entitled "Certain Transactions" appearing in the 1995 Proxy Statement sets forth certain information with respect to certain relationships and related transactions, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)     The following documents are filed as part of this report:

                 (1) A list of the Financial Statements filed as a part of this report is set forth in Item 8 on page 18 and is incorporated herein by reference.

                 (2)      Financial Statement Schedules:

                          All schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes hereto.

                 (3)      Exhibits:
                          The information required by this Item 14(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K.

                 (4) Financial Statements required by Form 11-K for the fiscal year ended December 31, 1994 with respect to the Noble Drilling Corporation Thrift Plan (to be filed by amendment).

         (b) The following reports on Form 8-K were filed by the Registrant during the three-month period ended December 31, 1994:

                 Form 8-K dated October 14, 1994 (Date of Event: October 7,
                 1994) which reported the change in principal independent accountants of the Company.

                 Form 8-K dated December 8, 1994 (Date of Event: December 6,
                 1994) which presented Restated Selected Financial Data, Restated Management's Discussion and Analysis of Financial Condition and Results of Operations, and Restated Consolidated Financial Statements of Noble Drilling Corporation and its subsidiaries to reflect the merger of Chiles Offshore Corporation into a wholly owned subsidiary of Noble Drilling Corporation. The merger was accounted for as a pooling of interests.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NOBLE DRILLING CORPORATION


Date: March 15, 1995                           /s/ JAMES C. DAY
                                           By: ______________________________
                                               James C. Day, Chairman, President
                                               and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following individuals on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURE                          CAPACITY IN WHICH SIGNED                      DATE
- --------------------------------   ------------------------------------------    --------------
/s/ JAMES C. DAY
_______________________________    Chairman, President and Chief Executive       March 15, 1995
James C. Day                       Officer and Director

/s/ BYRON L. WELLIVER
_______________________________    Senior Vice President - Finance, Treasurer    March 15, 1995
Byron L. Welliver                  and Controller (Principal Financial and
                                   Accounting Officer)

/s/ MICHAEL A. CAWLEY
_______________________________    Director                                      March 15, 1995
Michael A. Cawley

/s/ LAWRENCE J. CHAZEN
_______________________________    Director                                      March 15, 1995
Lawrence J. Chazen

/s/ TOMMY C. CRAIGHEAD
_______________________________    Director                                      March 15, 1995
Tommy C. Craighead

/s/ JAMES L. FISHEL
_______________________________    Director                                      March 15, 1995
James L. Fishel

/s/ JOHNNIE W. HOFFMAN
_______________________________    Director                                      March 15, 1995
Johnnie W. Hoffman

/s/ MARC E. LELAND
_______________________________    Director                                      March 15, 1995
Marc E. Leland

/s/ JOHN F. SNODGRASS
_______________________________    Director                                      March 15, 1995
John F. Snodgrass

/s/ BILL M. THOMPSON
_______________________________    Director                                      March 15, 1995
Bill M. Thompson

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                              EXHIBIT
- --------------------------------------------------------------------------------
2.1    -    Assets Purchase Agreement dated as of August 20, 1993 (the "Western
            Assets Purchase Agreement"), between the Registrant and The Western
            Company of North America (filed as Exhibit 2.1 to the Registrant's
            Registration Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

2.2    -    Agreement dated as of October 7, 1993, among the Registrant, Noble
            Drilling (U.S.) Inc., Noble International Limited, The Western
            Company of North America and Offshore International Ltd., amending the Western Assets Purchase Agreement (filed as Exhibit 2.2 to the
            Registrant's Form 8-K dated October 15, 1993 and incorporated herein by reference).

2.3    -    Exchange Agreement dated as of June 4, 1993, by and among the
            Registrant, Grasso Corporation, Offshore Logistics, Inc.,
            PPI-Seahawk, Inc. and Noble Production Services Inc. (filed as
            Exhibit 2.2 to the Registrant's Registration Statement on Form S-3
            (No. 33-67130) and incorporated herein by reference).

2.4    -    Amendment No. 1 dated October 29, 1993 to the Exchange Agreement by and among the Registrant, Grasso Corporation, Offshore Logistics,
            Inc., PPI-Seahawk Services, Inc. and Noble Production Services Inc.
            (filed as Exhibit 2.4 to the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1993 and incorporated herein by reference).

2.5    -    Assets Purchase Agreement dated as of August 20, 1993 (the "Portal
            Assets Purchase Agreement"), between the Registrant and Portal Rig
            Corporation (filed as Exhibit 2.3 to the Registrant's Registration
            Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

2.6    -    Agreement dated as of October 25, 1993, among the Registrant, Noble
            (Gulf of Mexico) Inc. and Portal Rig Corporation, amending the
            Portal Assets Purchase Agreement (filed as Exhibit 2.5 to the
            Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

2.7    -    Assignment and Assumption Agreement made as of October 28, 1993 by and between Noble Production Management Inc., Noble Production
            Services Inc., OLOG Production Management Inc., PPI-Seahawk
            Services, Inc. and Grasso Corporation. (filed as Exhibit 2.7 to the
            Registrant's Annual Report on Form 10-K for the year ended December
            31, 1993 and incorporated herein by reference).

2.8    -    Stock Purchase Agreement dated April 22, 1994 among Joseph E.
            Beall, George H. Bruce, Triton Engineering Services Company and the
            Registrant (filed as Exhibit 2.1 to the Registrant's Form 8-K dated
            May 6, 1994 and incorporated herein by reference).

2.9    -    Agreement and Plan of Merger dated June 13, 1994 among the
            Registrant, Chiles Offshore Corporation and Noble Offshore
            Corporation (filed as Appendix I to the joint proxy statement/prospectus of the Registrant and Chiles Offshore
            Corporation dated August 12, 1994 constituting Part I of the
            Registration Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

3.1    -    Restated Certificate of Incorporation of the Registrant dated
            August 29, 1985 (filed as Exhibit 3.7 to the Registrant's
            Registration Statement on Form 10 (No. 0-13857) and incorporated herein by reference).

3.2    -    Certificate of Amendment of Restated Certificate of Incorporation
            of the Registrant dated May 5, 1987 (filed as Exhibit 4.2 to the
            Registrant's Registration Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

3.3    -    Certificate of Amendment of Restated Certificate of Incorporation
            of the Registrant dated June 1, 1987 (filed as Exhibit 4.3 to the
            Registrant's Registration Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

3.4    -    Certificate of Amendment of Restated Certificate of Incorporation
            of the Registrant dated April 28, 1988 (filed as Exhibit 3.12 to the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1988 and incorporated herein by reference).

3.5    -    Certificate of Amendment of Restated Certificate of Incorporation
            of the Registrant dated April 27, 1989 (filed as Exhibit 3.13 to the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1989, as amended, and incorporated herein by reference).

3.6    -    Certificate of Amendment of Certificate of Incorporation of the
            Registrant dated August 1, 1991 (filed as Exhibit 3.16 to the
            Registrant's Annual Report on Form 10-K for the year ended December
            31, 1991 and incorporated herein by reference).

3.7    -    Certificate of Designations of $2.25 Convertible Exchangeable
            Preferred Stock, par value $1.00 per share, of the Registrant, dated as of November 18, 1991 (filed as Exhibit 3.17 to the Registrant's Annual Report on Form 10-K for the year ended December
            31, 1991 and incorporated herein by reference).

3.8    -    Certificate of Designations of $1.50 Convertible Preferred Stock,
            par value of $1.00 per share, of the Registrant, dated as of September 15, 1994.

3.9    -    Composite copy of the Bylaws of the Registrant as currently in effect (filed as Exhibit 4.8 to the Registrant's Registration
            Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

4.1    -    Indenture governing the Senior Notes (filed as Exhibit 4.1 to the
            Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

4.2    -    Form of Senior Notes (included in Section 2.02 of the Indenture filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form
            10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.1*  -    Noble Drilling Corporation Short-Term Incentive Compensation Plan
            (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form 10 (No. 0-13857) and incorporated herein by reference).

10.2*  -    Noble Drilling Corporation 1985 Stock Option Plan (filed as Exhibit
            4.1(b) to the Registrant's Registration Statement on Form S-8 (No.
            33-3289), as amended, and incorporated herein by reference).

10.3*  -    Amendment No. 1 to Noble Drilling Corporation 1985 Stock Option
            Plan dated as of February 17, 1987 (files as Exhibit 10.3 to the
            Registrant's Annual Report on Form 10-K for the year ended December
            31, 1986, as amended, and incorporated herein by reference).

10.4   -    Amended and Restated Noble-National Joint Venture Partnership
            Agreement between the Registrant and National Enerdrill Corporation dated December 7, 1990 (filed as Exhibit 10.4 to the Registrant's
            Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

10.5   -    Limited Partnership Agreement between the Registrant and National
            Enerdrill Corporation dated as of January 16, 1992 (filed as
            Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.6   -    Certificate of Limited Partnership of NN-1 Limited Partnership
            (filed as Exhibit 10.6 to the Registrant's Annual Report on Form
            10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.7*  -    Noble Drilling Corporation 1991 Stock Option and Restricted Stock
            Plan (as amended and restated through September 15, 1994) (filed as
            Exhibit 10.1 to the Registrant's Form 8-K dated December 8, 1994 and incorporated herein by reference).

10.8*  -    Noble Drilling Corporation 1987 Stock Option Plan (filed as Exhibit
            10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, is amended, and incorporated herein by reference).

10.9*  -    Noble Drilling Corporation Thrift Trust Agreement (filed as Exhibit
            4.2 to the Registrant's Registration Statement on Form S-8 (No.
            33-18966) and incorporated herein by reference).

10.10* - Amendment No. 1 to the Noble Drilling Corporation Thrift Trust dated January 27, 1992 (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.11* - Noble Drilling Corporation Thrift Plan, as amended and restated, dated July 27, 1989 (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.12* - Amendment No. 1 to the Noble Drilling Corporation Thrift Plan dated February 13, 1992 (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.13* - Directors' Option Agreements dated October 29, 1987, between the Registrant and each of Michael A. Cawley, Johnnie W. Hoffman and John F. Snodgrass (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

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
            Drilling (Canada) Ltd. and The Royal Bank of Canada dated October
            25, 1993 (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

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
            Enterprises Limited and The Royal Bank of Canada dated October 25,
            1993. (filed as Exhibit 10.21 to the Registrant's Annual Report on
            Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.22  -    Credit Agreement dated as of July 30, 1992 between Noble Drilling
            (U.K.) Ltd. and The Royal Bank of Canada (filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1992 and incorporated herein by reference).

10.23  -    Letter Agreement amending the Credit Agreement between Noble
            Drilling (U.K.) Ltd. and The Royal Bank of Canada dated October 25,
            1993 (filed as Exhibit 10.23 to the Registrant's Annual Report on
            Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.24  -    Guarantee and Subordination Agreement dated as of July 30, 1992 between the Registrant and The Royal Bank of Canada (filed as
            Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.25* - Amendment No. 2 to the Noble Drilling Corporation Thrift Plan dated effective as of August 1, 1992 (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (No. 33-50270) and incorporated herein by reference).

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

10.30* - Noble Drilling Corporation 1992 Nonqualified Stock Option Plan for Non-Employee Directors (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (No. 33-62394) and incorporated herein by reference).

10.31* - Amendment No. 3 to the Noble Drilling Corporation Thrift Plan dated effective as of January 1, 1994 (filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.32  -    Registration Agreement dated April 22, 1994 between the Registrant and Joseph E. Beall (filed as Exhibit 10.1 to the Registrant's Form
            8-K dated May 6, 1994 and incorporated herein by reference).

10.33  -    Employment Agreement dated April 22, 1994 between Triton
            Engineering Services Company and Joseph E. Beall (filed as Exhibit
            10.2 to the Registrant's Form 8-K dated May 6, 1994 and incorporated herein by reference).

10.34  -    Lease Indemnity Agreement dated April 22, 1994 among Joseph E.
            Beall, Triton Engineering Services Company, 1201 Dairy Ashford Ltd.
            and the Registrant (filed as Exhibit 10.3 to the Registrant's Form
            8-K dated May 6, 1994 and incorporated herein by reference).

10.35  -    Credit Agreement dated as of June 16, 1994 among the Registrant,
            First Interstate Bank of Texas, N.A., in its individual capacity and as agent, and Credit Lyonnais Cayman Island Branch (filed as
            Exhibit 10.1 to the Registrant's Registration Statement on Form S-4
            (No. 33-54495) and incorporated herein by reference).

10.36  -    Revolving Credit Note dated June 16, 1994 of the Registrant in the amount of $12,500,000 in favor of Credit Lyonnais Cayman Island
            Branch (filed as Exhibit 10.2 to the Registrant's Registration
            Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

10.37  -    Revolving Credit Note dated June 16, 1994 of the Registrant in the amount of $12,500,000 in favor of First Interstate Bank of Texas, N.A. (filed as Exhibit 10.3 to the Registrant's Registration
            Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

10.38  -    Guaranty Agreement dated as of June 16, 1994 by and among Noble
            Drilling (U.S.) Inc., Noble Drilling (West Africa) Inc. and Noble
            Drilling (Mexico) Inc. (filed as Exhibit 10.4 to the Registrant's
            Registration Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

10.39  -    Registration Rights Agreement dated as of September 15, 1994 between the Registrant and P.A.J.W. Corporation (filed as Exhibit
            10.1 to the Registrant's Form 10-Q for the quarter ended September
            30, 1994 and incorporated herein by reference).

10.40  -    Severance Agreement dated as of July 1, 1993 between Noble Offshore
            Corporation (as successor by merger to Chiles Offshore Corporation) and C.R. Bearden (filed as Exhibit 10.2 to the Registrant's Form
            10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

10.41* -    Noble Drilling Corporation Short-Term Incentive Plan (revised April
            1994).

10.42* - Amendment No. 2 to the Noble Drilling Corporation Thrift Trust dated June 24, 1994.

10.43* - Amendment No. 4 to the Noble Drilling Corporation Thrift Plan dated December 30, 1994.

10.44* - Amendment No. 1 to the Noble Drilling Corporation 1992 Nonqualified Stock Option Plan for Non-Employee Directors dated as of July 28, 1994.

10.45  -    Guarantee dated August 26, 1994 between the Registrant and Hibernia
            Management and Development Company Ltd.

10.46* -    Noble Drilling Corporation Amended and Restated Thrift Restoration
            Plan.

21.1   -    Subsidiaries of the Registrant.

23.1   -    Consent of Price Waterhouse LLP.

23.2   -    Consent of Arthur Andersen LLP.

27     -    Financial Data Schedule.

___________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.