Form 10-Q
period 1995-03-31
NOBLE DRILLING CORP
filed 1995-05-05
CIK 777201

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED
                                MARCH 31, 1995

                                      OR

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________ to ________

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


        Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days./x/Yes   / / No

        Number of shares of Common Stock outstanding as of May 2, 1995:
83,175,625

================================================================================

                                                                       FORM 10-Q
                        PART 1. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                 NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                                           MARCH 31,         DECEMBER 31,
                                                                                             1995                1994
                                                                                           ----------        ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .            $   73,542          $  95,163
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   933                898
  Investment in marketable debt securities  . . . . . . . . . . . . . . . . . .                43,858             39,673
  Investment in marketable equity securities  . . . . . . . . . . . . . . . . .                 9,287              9,489
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                64,608             61,563
  Costs of uncompleted contracts in excess of billings  . . . . . . . . . . . .                 1,126                841
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                14,590             14,008
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                20,067             18,584
                                                                                           ----------          ---------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .               228,011            240,219
                                                                                           ----------          ---------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities . . . . . . . . . . . . . . . . . . . . . .               814,804            804,445
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                21,418             20,461
                                                                                           ----------          ---------
                                                                                              836,222            824,906
  Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . .              (340,484)          (331,584)
                                                                                           ----------          ---------
                                                                                              495,738            493,322

OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 7,869              6,348
                                                                                           ----------          ---------
                                                                                           $  731,618          $ 739,889
                                                                                           ==========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current installments of long-term debt and short-term debt  . . . . . . . . .            $    3,700          $   6,244
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                32,052             34,662
  Accrued payroll and related costs . . . . . . . . . . . . . . . . . . . . . .                11,059             14,888
  Taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                13,611             12,972
  Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 5,797              2,853
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .                 9,685             10,715
                                                                                           ----------          ---------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .                75,904             82,334

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               126,546            126,546
OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 4,008              2,767
MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   405                631
                                                                                           ----------          ---------
                                                                                              206,863            212,278
                                                                                           ----------          ---------
SHAREHOLDERS' EQUITY
  $2.25 Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2,065              2,989
  $1.50 Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 4,025              4,025
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 8,319              7,808
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . . . .               588,699            590,733
  Unrealized losses on marketable securities  . . . . . . . . . . . . . . . . .                  (936)            (1,847)
  Minimum pension liability . . . . . . . . . . . . . . . . . . . . . . . . . .                (3,825)            (3,825)
  Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . . .                (1,794)            (2,325)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (71,528)           (68,197)
  Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (270)            (1,750)
                                                                                           ----------          ---------
                                                                                              524,755            527,611
                                                                                           ----------          ---------
COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . . . . . . . . . . . . .                     -                  -
                                                                                           ----------          ---------
                                                                                           $  731,618          $ 739,889
                                                                                           ==========          =========

                   See notes to interim financial statements.

                                                                       FORM 10-Q
                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                   --------------------------------
                                                                                     1995                    1994
                                                                                   --------                --------
OPERATING REVENUES
  Contract drilling services  . . . . . . . . . . . . . . . . . . . . . . . .      $ 53,932                $ 68,465
  Labor contract drilling services  . . . . . . . . . . . . . . . . . . . . .        10,590                   9,073
  Turnkey drilling services . . . . . . . . . . . . . . . . . . . . . . . . .        17,178                       -
  Engineering and consulting services . . . . . . . . . . . . . . . . . . . .         1,567                     309
  Other revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,829                   1,074
                                                                                   --------                --------
                                                                                     85,096                  78,921
                                                                                   --------                --------

OPERATING COSTS AND EXPENSES
  Contract drilling services  . . . . . . . . . . . . . . . . . . . . . . . .        36,119                  42,475
  Labor contract drilling services  . . . . . . . . . . . . . . . . . . . . .         8,110                   7,245
  Turnkey drilling services . . . . . . . . . . . . . . . . . . . . . . . . .        16,377                       -
  Engineering and consulting services . . . . . . . . . . . . . . . . . . . .         1,457                     258
  Other expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,688                     601
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .         8,834                   9,498
  Selling, general and administrative . . . . . . . . . . . . . . . . . . . .        10,556                   8,519
  Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (58)                    (37)
                                                                                   --------                --------
                                                                                     83,083                  68,559
                                                                                   --------                --------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,013                  10,362

OTHER INCOME (EXPENSE)
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,024)                 (3,000)
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,492                   1,160
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           578                   1,143
                                                                                   --------                --------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . .         1,059                   9,665

INCOME TAX PROVISION  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,720)                 (1,544)
                                                                                   --------                --------

NET (LOSS) INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (661)                  8,121

PREFERRED STOCK DIVIDENDS . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,670)                 (3,191)
                                                                                   --------                --------

NET (LOSS) INCOME APPLICABLE TO COMMON SHARES . . . . . . . . . . . . . . . .      $ (3,331)               $  4,930
                                                                                   ========                ========

NET (LOSS) INCOME APPLICABLE TO COMMON SHARES
  PER SHARE (See Note 4)  . . . . . . . . . . . . . . . . . . . . . . . . . .      $ ( 0.06)               $   0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  . . . . . . . . . . . . . . . . .        80,066                  76,928

                   See notes to interim financial statements.

                                                                       FORM 10-Q
                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                   --------------------------------
                                                                                     1995                    1994
                                                                                   --------                --------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
 Net (loss) income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   (661)               $  8,121
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .         8,834                   9,498
  Loss (gain) on sale of assets . . . . . . . . . . . . . . . . . . . . . . .           206                     (74)
  (Gain) loss on foreign exchange . . . . . . . . . . . . . . . . . . . . . .          (494)                     24
  Deferred income tax (benefit) provision . . . . . . . . . . . . . . . . . .          (682)                    834
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           144                     (31)
  Changes in current assets and liabilities:
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (994)                 (2,081)
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,612)                 (3,874)
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,472                     553
   Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,736)                  5,039
                                                                                   --------                --------
                                                                                      3,477                  18,009
                                                                                   --------                --------

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
 Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . .       (16,082)                 (8,886)
 Proceeds from sale of property and equipment . . . . . . . . . . . . . . . .            70                     135
 Investment in marketable securities  . . . . . . . . . . . . . . . . . . . .        (3,274)                (26,673)
 Investment in unconsolidated affiliate . . . . . . . . . . . . . . . . . . .             -                    (238)
                                                                                   --------                --------
                                                                                    (19,286)                (35,662)
                                                                                   --------                --------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
 Payment of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .             -                      (6)
 Dividends paid on preferred stock  . . . . . . . . . . . . . . . . . . . . .        (2,670)                 (3,191)
 Issuance of common stock, net of Preferred Conversion Payment  . . . . . . .          (967)                    249
 Payment of short-term debt . . . . . . . . . . . . . . . . . . . . . . . . .        (2,544)                      -
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           139                       4
                                                                                   --------                --------
                                                                                     (6,042)                 (2,944)
                                                                                   --------                --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . . . . . . .           230                    (653)
                                                                                   --------                --------

DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . .       (21,621)                (21,250)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .        95,163                  69,177
                                                                                   --------                --------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .      $ 73,542                $ 47,927
                                                                                   ========                ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      -                $     15
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  1,494                $  1,003
 Noncash investing and financing activities:
  Triton acquisition with common stock. . . . . . . . . . . . . . . . . . . .      $  1,500                $      -

                   See notes to interim financial statements.

                                                                       FORM 10-Q
                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 1 - BASIS OF ACCOUNTING

      The Consolidated Balance Sheet as of March 31, 1995 of Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company"), the related Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1995 and 1994 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These interim financial statements and notes are presented in condensed form as permitted by Form 10-Q.

        On September 15, 1994, the Company completed the merger of Chiles Offshore Corporation ("Chiles") with a wholly owned subsidiary of Noble
Drilling (the "Chiles Merger"). The consolidated financial statements reflect the restatement of the Company's historical financial statements to reflect the Chiles Merger as a pooling of interests as of the beginning of the earliest year presented.

      Certain reclassifications have been made to the 1994 consolidated financial statements to conform to the classifications used in the 1995 consolidated financial statements.

NOTE 2 -- CONVERSION OF $2.25 CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

      In March 1995, an aggregate of 923,862 shares of Noble Drilling's $2.25 Convertible Exchangeable Preferred Stock ("$2.25 Preferred Stock") were converted into 5,006,830 shares of Noble Drilling common stock; 2,065,238 shares of the $2.25 Preferred Stock remain outstanding at March 31, 1995. The Company paid an aggregate of approximately $1.5 million in cash in connection with the conversion ("Preferred Conversion Payment").

NOTE 3 - CHANGE IN ACCOUNTING ESTIMATES

      Effective January 1, 1995, the Company revised its estimates of salvage values and remaining depreciable lives of certain rigs to better reflect their economic lives and to be consistent with other similar assets owned by the Company. The effect of this change in estimates was a decrease in the net loss applicable to common shares for the three-month period ended March 31, 1995 of $1.1 million, or $0.01 per share. If the change in estimates would have been made on January 1, 1994, net income applicable to common shares for the three-month period ended March 31, 1994 would have been increased by approximately $800,000, or $0.01 per share.

NOTE 4 - NET (LOSS) INCOME APPLICABLE TO COMMON SHARES PER SHARE

      Net (loss) income applicable to common shares per share has been computed on the basis of the weighted average number of common shares and, where dilutive, common share equivalents outstanding during the indicated periods. Each outstanding share of the $2.25 Preferred Stock and $1.50 Convertible Preferred Stock ("$1.50 Preferred Stock") was assumed to be converted into
5.41946 and 2.4446 shares of common stock, respectively, for purposes of calculating fully diluted earnings per share. The calculation of net (loss) income applicable to common shares per share assuming full dilution was antidilutive; therefore, fully diluted amounts are not presented. The Preferred Conversion Payment of approximately $1.5 million in March 1995 was accounted for as a reduction of net earnings applicable to common shares for purposes of calculating the net loss per common share. This accounting treatment increased the net loss applicable to common shares per share from $0.04 to $0.06 for the three-month period ended March 31, 1995.

NOTE 5 - MERGER AND ACQUISITION

      The Chiles Merger was consummated on September 15, 1994, through the exchange of 28,598,777 shares of Noble Drilling common stock for all the outstanding shares of common stock of Chiles. In addition, 4,025,000 shares of $1.50 Preferred Stock were issued at the time of the Chiles Merger and exchanged for all of the outstanding shares of the Chiles $1.50 convertible preferred stock. Noble Drilling also issued 480,000 shares of its common stock in exchange for the cancellation of outstanding Chiles stock options. The Chiles Merger was accounted for as a pooling of interests and all financial information for the current and prior periods has been restated to reflect this merger.

      On April 22, 1994, the Company acquired all of the issued and outstanding shares of common stock (the "Shares") of Triton Engineering Services Company ("Triton") pursuant to the terms of the Stock Purchase Agreement dated April 22, 1994

                                                                       FORM 10-Q

("Triton Acquisition"). In consideration for the Shares, the Company paid approximately $4,085,000 in cash, issued promissory notes in the aggregate amount of $4,000,000 and issued 751,864 shares of Noble Drilling common stock valued at $5,169,000. The promissory notes were paid on October 21, 1994. In addition, the Company has a contingent obligation on April 22, 1996 to pay additional consideration in the form of Noble Drilling common stock, including issuance of up to 254,551 shares of Noble Drilling common stock. At March 31, 1995, the Company has recorded a reserve of $1.5 million related to this contingent obligation. The Triton Acquisition has been accounted for under the purchase method, and accordingly, the operating results have been included in the consolidated operating results since the date of acquisition.

      The following table summarizes certain unaudited pro forma condensed consolidated results of operations information that gives effect to the Triton Acquisition as if this transaction had occurred on January 1, 1994.

                                                                                  THREE MONTHS
                                                                                     ENDED
                                                                                 MARCH 31, 1994
                                                                                 --------------
                                                                                  (UNAUDITED)
 Operating revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 105,056
 Net income applicable to common shares . . . . . . . . . . . . . . . . . .        $   5,024
 Net income applicable to common shares per share . . . . . . . . . . . . .        $    0.06


NOTE 6 - MARKETABLE SECURITIES

      During 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provisions of SFAS No. 115, investments in debt and equity securities are required to be classified into one of three categories: held to maturity, available for sale or trading securities. At each reporting date, the appropriateness of such classification is required to be reassessed.

      As of March 31, 1995, the Company classified all of its debt securities, with original maturities of three months or more, as available for sale. These investments are classified as marketable securities within current assets on the accompanying consolidated balance sheets. The following table highlights information applicable to the Company's investments classified as available for sale as of March 31, 1995:

                                                                                              NET
                                                         AMORTIZED                         UNREALIZED
               DEBT SECURITY/MATURITY                      COST          FAIR VALUE          LOSSES
 -----------------------------------------------         ---------       ----------        ----------
 Corporate Obligations
  Mature within 1 year . . . . . . . . . . . . .         $ 15,172        $ 15,177           $    5
  Mature after 1 year through 3 years  . . . . .            5,185           5,088              (97)
                                                         --------        --------           ------
                                                           20,357          20,265              (92)
                                                         --------        --------           ------

 U.S. Government Obligations:
  Mature within 1 year . . . . . . . . . . . . .           10,753          10,475             (278)
  Mature after 1 year through 3 years  . . . . .           13,684          13,118             (566)
                                                         --------        --------           ------
                                                           24,437          23,593             (844)
                                                         --------        --------           ------

 Total                                                   $ 44,794        $ 43,858           $ (936)
                                                         ========        ========           ======

      An allowance for unrealized losses has been included as a reduction of shareholders' equity. Total realized losses related to short-term investments for the three-month period ended March 31, 1995 amounted to $22,000.

      The Company categorizes its investments in marketable equity securities of $9.3 million as trading securities and such investments are classified as current assets and are recorded at fair value at March 31, 1995. Total net unrealized losses related to these equity investments for the three-month period ended March 31, 1995 were $202,000.

                                                                       FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

THE COMPANY

      The Company's offshore fleet at March 31, 1995 consisted of 44 rigs, comprising 32 jackup drilling rigs, eight submersible rigs and four posted barges. The offshore fleet is currently diversified geographically as follows:
U.S. Gulf - 29 rigs; Mexican Gulf - two rigs; West Africa - eight rigs; Venezuela - four rigs; and India - one rig. The Company's offshore operations also include labor contracts for drilling and workover activities covering 14 rigs operating in the U.K. North Sea and one rig operating in the Middle East. These rigs are not owned or leased by the Company. Through its wholly owned subsidiary, Triton Engineering Services Company ("Triton"), the Company provides turnkey drilling services and other engineering and consulting services for the oil and gas industry. The Company's land drilling operations are conducted principally in Canada, Texas and Louisiana with an active fleet of 19 land drilling rigs. As used herein, "Noble Drilling" refers to Noble Drilling Corporation and the "Company" refers to Noble Drilling and its consolidated subsidiaries unless the context requires otherwise.

INDUSTRY CONDITIONS AND RISKS

      The Company's operating strategy has been to pursue drilling opportunities in the U.S. and in certain international markets. Worldwide drilling conditions vary substantially from region to region; however, the Company operates in most markets where there is a demand for offshore drilling rigs.

      During late 1992, U.S. natural gas prices improved, resulting in greater demand and higher dayrates for drilling rigs. Increasing U.S. natural gas prices resulted in significant improvements in the U.S. Gulf of Mexico ("U.S. Gulf") rig demand and dayrates during the second half of 1993. Declining world oil prices during this period reduced rig demand outside the U.S. Gulf. As a result of declining international rig demand and improved market conditions in the U.S. Gulf, certain contractors mobilized rigs from international markets to the U.S. Gulf in late 1993 and early 1994. The increased supply of drilling rigs in the U.S. Gulf more than offset the increased level of U.S. Gulf rig demand during 1994 and the first quarter of 1995, causing dayrates to deteriorate. The average dayrate charged by the Company in the first quarter of 1995 in the U.S. Gulf was 16 percent lower than the average dayrate charged by the Company in the first quarter of 1994. If the price of natural gas, which has increased slightly in recent months, remains at current levels indefinitely, the Company's dayrates and utilization rates in the U.S. Gulf could be adversely affected. The Company also believes that, absent an improvement in rig demand outside the U.S. Gulf, the supply of rigs in the U.S. Gulf could continue to cause pressure on dayrates and utilization levels of the Company's rig fleet through 1995. The Company can predict neither the future level of demand for its drilling services nor the future conditions in the offshore contract drilling industry.

      A major portion of the Company's revenues has been attributable to international operations. Revenues from international sources accounted for approximately 52 percent and 48 percent, respectively, of the Company's operating revenues for the three-month period ended March 31, 1995 and the year ended December 31, 1994.

      Currently, the Company has four offshore drilling rigs under contract and three offshore drilling rigs available for bidding in Nigeria. The Company maintains war and political risk insurance (covering physical damage or loss up to the insured value of each rig), subject, in the case of certain coverages, to immediate termination upon certain events or upon termination by the underwriter on seven days' notice. Revenues from drilling activities in Nigeria accounted for approximately 10 percent and 13 percent, respectively, of the Company's operating revenues for the three-month period ended March 31, 1995 and the year ended December 31, 1994, respectively. Recently, the Company has been able to secure new drilling contracts for offshore Nigeria. No assurance can be given that the political and economic climate in Nigeria will remain stable or that it will not worsen.

      The Company began to operate in Venezuela in late 1993. The Company currently has four jackup rigs working for Lagoven, a subsidiary of the government-owned oil company of Venezuela, under well-to-well contracts. The four rigs had been under long-term contracts with Lagoven which expired in the first quarter of 1995. Negotiations are currently underway to renew contracts for two of the rigs under an alliance program with Lagoven, and the remaining two rigs are being actively bid by the Company in Venezuela. In recent periods, the Venezuelan economy has experienced high inflation and a shortage of foreign currency. During a banking crisis in July 1994, the Venezuelan government imposed a program of currency exchange controls and taxes on certain financial transactions that temporarily limited the ability of the government-owned oil companies and their affiliates to make payment in U.S. dollars or other hard currencies to oilfield service contractors. The Company's operations have not been materially affected, and the Company continues to receive timely

                                                                       FORM 10-Q

payment for its services in U.S. dollars. Although timely U.S. dollar payments are currently being made to the Company, future exchange control actions of the Venezuelan government could adversely affect the Company's operations in Venezuela. Revenues from drilling activities in Venezuela accounted for approximately 10 percent of the Company's operating revenues for each of the three-month period ended March 31, 1995 and the year ended December 31, 1994.

      The Company currently has one rig stacked and one rig working under contract offshore Mexico in the Bay of Campeche. Although the Company's Mexican drilling contracts require payment in U.S. dollars, the level of drilling activity and the ability of Mexican parties to meet these obligations are affected by the strength of the local currency. In late December 1994, the Mexican government devalued its currency by approximately 45 percent. The Mexican new peso further declined in the first quarter of 1995; however, it has strengthened slightly in recent weeks. Revenues from drilling activities in Mexico accounted for approximately five percent and six percent, respectively, of the Company's operating revenues for the three-month period ended March 31, 1995 and the year ended December 31, 1994, and the Company has not to date experienced any defaults under its Mexican drilling contracts. At this time, it is not known whether the currency situation in Mexico will cause delays in the renewal of existing contracts or the execution of new drilling contracts for offshore Mexico. No assurance can be given that the economic climate in Mexico will improve or that it will not worsen.

SELECTED FINANCIAL INFORMATION

      The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues for the periods indicated.

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                            ----------------------------
                                                                                             1995                  1994
                                                                                            ------                ------
Operating revenues
 Contract drilling services
  International offshore  . . . . . . . . . . . . . . . . . . . . . . . . . . .               27.7 %                34.6 %
  Domestic offshores  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               24.7                  41.6
  International land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                8.0                   7.7
  Domestic land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                3.0                   2.8
 Labor contract drilling services . . . . . . . . . . . . . . . . . . . . . . .               12.4                  11.5
 Turnkey drilling services                                                                    20.2                     -
 Engineering and consulting services  . . . . . . . . . . . . . . . . . . . . .                1.8                    .4
 Other revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2.2                   1.4
                                                                                            ------                ------
                                                                                             100.0                 100.0
Operating costs (1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (74.9)                (64.1)
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .              (10.4)                (12.0)
Selling, general and administrative . . . . . . . . . . . . . . . . . . . . . .              (12.4)                (10.8)
Other income (expense), net . . . . . . . . . . . . . . . . . . . . . . . . . .                 .1                     -
                                                                                            ------                ------
Operating incomepe. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2.4                  13.1
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (3.6)                 (3.8)
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1.8                   1.5
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 .7                   1.4
                                                                                            ------                ------
Income before income tax  . . . . . . . . . . . . . . . . . . . . . . . . . . .                1.3                  12.2
Income tax provision  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (2.0)                 (2.0)
                                                                                            ------                ------
Net (loss) income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (.7)                 10.2
Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . . .               (3.1)                 (4.0)
                                                                                            ------                ------
Net (loss) income applicable to common shares . . . . . . . . . . . . . . . . .               (3.8)%                 6.2 %
                                                                                            ======                ======

- -------------------

(1) Consists of operating costs and expenses other than depreciation and amortization, selling, general and administrative, and minority interest.

                                                                       FORM 10-Q

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

      OPERATIONAL REVIEW. During the three-month period ended March 31, 1995 (the "Current Quarter"), the Company generated operating revenues of $85.1 million compared to $78.9 million during the three-month period ended March 31, 1994 (the "Comparable Quarter"). The increase in operating revenues was primarily due to the operations of Triton, which was acquired in April 1994, partially offset by a decrease in offshore domestic contract drilling services revenues. Revenues in the Current Quarter for the domestic offshore contract drilling operations decreased by $11.8 million due principally to fewer operating days and a 16 percent decrease in the average dayrate as compared to the Comparable Quarter. Revenues in the Current Quarter for the international offshore contract drilling operations decreased by $3.8 million due principally to fewer operating days and an eight percent decrease in the average dayrate as compared to the Comparable Quarter.

      The utilization rate for the Company's domestic offshore rig fleet was 81 percent in the Current Quarter compared to 73 percent in the Comparable Quarter. The Company's international offshore rig utilization rate decreased to 80 percent during the Current Quarter from 84 percent in the Comparable Quarter. At March 31, 1995, the Company had 15 labor contracts on operator-owned rigs in its international operations, unchanged from March 31, 1994. The Company's domestic land rig utilization rate was 56 percent in the Current Quarter as compared to 47 percent in the Comparable Quarter. The utilization rate for the Company's international land rig fleet was 94 percent in the Current Quarter compared to 80 percent in the Comparable Quarter.

      Gross margins from offshore contract drilling operations were $15.2 million, or 34 percent of offshore contract drilling revenues, in the Current Quarter as compared to $24.1 million, or 40 percent of offshore drilling revenues, in the Comparable Quarter. The decrease in gross margins was principally due to fewer operating days and lower average dayrates from the domestic offshore contract drilling operations as discussed above. Labor contract gross margins were $2.5 million, or 23 percent of labor contract revenues, in the Current Quarter compared to $1.8 million, or 20 percent of labor contract revenues, in the Comparable Quarter. Land drilling operation gross margins were $2.6 million, or 28 percent of land contract drilling revenues, in the Current Quarter, compared to $1.9 million, or 23 percent of land contract drilling revenues, in the Comparable Quarter. Turnkey drilling operation gross margins were $117,000 or 1 percent of turnkey drilling revenues, in the Current Quarter as a result of approximately $3.5 million of losses incurred on completed wells and known losses on uncompleted wells due to well-control problems.

      DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses were $8.8 million in the Current Quarter as compared to $9.5 million in the Comparable Quarter, a decrease of $700,000. In the first quarter of 1995, estimated salvage values and remaining depreciable lives of certain rigs were adjusted to better reflect their remaining economic lives and to be consistent with other similar assets held by the Company. The effect of this change in accounting estimates was a decrease to the Current Quarter net loss applicable to common shares of approximately $1.1 million, or $0.01 per share.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $10.6 million in the Current Quarter compared to $8.5 million in the Comparable Quarter. The increase in SG&A expenses was principally attributable to the SG&A expenses from the Triton operation.

      INTEREST INCOME (EXPENSE). Interest expense, net of interest income, was $1.5 million in the Current Quarter compared to $1.8 million in the Comparable Quarter. This decrease was principally due to the higher interest rates the Company obtained on cash and marketable debt security investments in the Current Quarter.

      OTHER, NET. Other, net was $578,000 in the Current Quarter as compared to $1.1 million in the Comparable Quarter. The decrease in other, net was primarily due to an insurance recovery of $807,000 the Company received in the Comparable Quarter.

                                                                       FORM 10-Q

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      The Company had working capital of $152.1 million and $157.9 million as of March 31, 1995 and December 31, 1994, respectively. The decrease in working capital was primarily due to increased capital expenditures during the Current Quarter. The ratio of current assets to current liabilities at March 31, 1995 was 3.00:1 as compared to 2.92:1 at December 31, 1994. The ratio of long-term debt to total debt plus shareholders' equity was 0.19:1 at March 31, 1995, unchanged from December 31, 1994.

      At March 31, 1995, the Company had cash, cash equivalents, restricted cash and investments in marketable debt securities of $118.3 million and $26.0 million of funds available under various lines of credit. The Company expects to generate positive cash flow from operations for the remainder of 1995 and the first three months of 1996, assuming no material decrease in demand for contract drilling and turnkey services. The Company will continue to have cash requirements for debt principal and interest payments and preferred dividends, when and if declared. For the remainder of 1995 and the first three months of 1996, debt principal and interest payments are estimated to be approximately $15.4 million. Cumulative dividends on the $2.25 Preferred Stock and $1.50 Preferred Stock for the remainder of 1995 and the first three months of 1996 are approximately $4.6 million and $6.1 million, respectively, for aggregate dividends of approximately $10.7 million. The Company expects to fund these obligations, totaling $26.1 million, out of cash and short-term investments as well as cash expected to be provided by operations.

      Capital expenditures for the remainder of 1995 and the first three months of 1996 are planned to aggregate approximately $65 million, of which the majority are discretionary and relate to upgrades of equipment which management considers desirable to improve the marketability of the fleet, but which could be deferred if necessary. These capital expenditures will be funded from operating cash flows to the extent available, existing cash balances and/or with available lines of credit.

CREDIT FACILITIES AND LONG-TERM DEBT

      At March 31, 1995, the Company had lines of credit totaling $26.0 million and letter of credit facilities totaling $5.7 million subject to the Company's maintenance of certain levels of collateral. Based on levels of collateral at March 31, 1995, the Company had $26.0 million available under these lines of credit and $2.7 million available to support the issuance of letters of credit.

      In connection with the initial construction of the NN-1, the predecessor of NN-1 Limited Partnership issued U.S. Government Guaranteed Ship Financing Sinking Fund Bonds, of which $2.1 million was outstanding at March 31, 1995. Interest and principal is payable semi-annually on June 15 and December 15 of each year with interest at 8.95 percent, and the bonds mature in 1998. The bonds are secured by the vessel, and the applicable security agreement contains certain restrictions, among others, on distributions to partners, dispositions of assets, and the provision of services to related parties. In addition, there are minimum working capital, net worth and long-term debt to net worth requirements applicable to NN-1 Limited Partnership. The Company's sharing percentage in NN-1 Limited Partnership's distributions from operations is generally 90 percent.

      In 1993, the Company issued $125,000,000 aggregate principal amount of 9 1/4% Senior Notes Due 2003 (the "Senior Notes"). The Senior Notes will mature on October 1, 2003. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 1998 at
103.47 percent of principal amount, declining ratably to par on or after October 1, 2001, plus accrued interest. Mandatory sinking fund payments of 25 percent of the original principal amount of the Senior Notes at par plus accrued interest will be required on October 1, 2001 and October 1, 2002. The indenture governing the Senior Notes contains certain restrictive covenants, including limitations on additional indebtedness and the ability to secure such indebtedness; restrictions on dividends and certain investments; and limitations on sale of assets, sales and leasebacks, transactions with affiliates, and mergers or consolidations.

                                                                       FORM 10-Q

                          PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The annual meeting of stockholders of Noble Drilling was held in Houston, Texas, at 10:00 a.m., local time, on April 27, 1995.

    (b) Proxies were solicited by the Board of Directors of Noble Drilling pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

    (c) Out of a total of 79,100,802 shares of Noble Drilling common stock outstanding and entitled to vote, 68,004,158 shares were present in person or by proxy, representing approximately 86 percent. The only matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the nomination of Michael A. Cawley, Tommy C. Craighead and James L. Fishel to serve three-year terms on the Board of Directors of Noble Drilling. The results of voting were as follows:


                                                        Number of Shares                 Number of Shares
                                                       Voting FOR Election        WITHHOLDING AUTHORITY to Vote
               Nominee for Director                        as Director               for Election as Director
 -------------------------------------------------     -------------------        -----------------------------
 Michael A. Cawley                                         67,221,100                        783,058

 Tommy C. Craighead                                        67,185,743                        818,415

 James L. Fishel                                           67,267,711                        736,447

    (d)  Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

    (b) No report on Form 8-K was filed by the Company during the quarter ended March 31, 1995.

                                                                       FORM 10-Q

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          NOBLE DRILLING CORPORATION




DATE:    May 5, 1995                       /s/ JAMES C. DAY
                                          -------------------------------------
                                           JAMES C. DAY, Chairman, President and
                                           Chief Executive Officer



DATE:    May 5, 1995                       /s/ BYRON L. WELLIVER
                                          -------------------------------------
                                           BYRON L. WELLIVER,
                                           Senior Vice President-Finance,
                                           Treasurer and Controller
                                           (Principal Financial and Accounting
                                             Officer)

                                                                       FORM 10-Q
                               INDEX TO EXHIBITS



 EXHIBIT
 NUMBER                                                      EXHIBIT
- --------         ----------------------------------------------------------------------------------------------
Exhibit 3.1  -   Certificate of Amendment of Certificate of Incorporation of the Registrant dated September 15,
                 1994.

Exhibit 10.1 -   Amendment No. 5 to the Noble Drilling Corporation Thrift Plan dated effective as of May 1,
                 1995.

Exhibit 10.2 -   Noble Drilling Corporation Retirement Restoration Plan dated April 27, 1995.

Exhibit 27   -   Financial Data Schedule.