Form 10-K405/A
period 1994-12-31
NOBLE DRILLING CORP
filed 1995-06-29
CIK 777201

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

           For the transition period from ____________ to ____________

                        Commission file number: 0-13857

                           NOBLE DRILLING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                        73-0374541
- - -----------------------                  --------------------------------------
(State of incorporation)                 (I.R.S. employer identification number)

             10370 RICHMOND AVENUE, SUITE 400, HOUSTON, TEXAS 77042
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (713) 974-3131
       -----------------------------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       NONE
- - -------------------                    -----------------------------------------
TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE
   $2.25 CONVERTIBLE EXCHANGEABLE PREFERRED STOCK, PAR VALUE $1.00 PER SHARE
          $1.50 CONVERTIBLE PREFERRED STOCK, PAR VALUE $1.00 PER SHARE
          ------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/   No / /

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of Common Stock held by nonaffiliates as of March 8, 1995: $336,300,000

Number of shares of Common Stock outstanding as of March 8, 1995: 79,100,802

                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

     (1)   Proxy statement for the 1995 annual meeting of stockholders - Part
           III

   Item 14 of Noble Drilling Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K") is amended to reflect the filing herewith as new Exhibit 99.1 of the financial statements required by Form 11-K for the fiscal year ended December 31, 1994 with respect to the Noble Drilling Corporation Thrift Plan, and such Item 14 is restated as set forth on the following page.

    The Index to Exhibits to the 1994 Form 10-K is restated in its entirety following the signature page hereto in order to reflect the inclusion therein, and the filings herewith, of Exhibit 99.1 and Exhibit 10.47. Exhibit 10.43, filed with the 1994 Form 10-K, is being refiled herewith, along with Exhibit A thereto.

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

            (4) Financial Statements required by Form 11-K for the fiscal year ended December 31, 1994 with respect to the Noble Drilling Corporation Thrift Plan are filed as Exhibit 99.1 hereto.

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

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NOBLE DRILLING CORPORATION

Date: June 29, 1995
                                    By: /s/ Byron L. Welliver
                                        ----------------------------------------
                                        Byron L. Welliver
                                        Senior Vice President-Finance,
                                        Treasurer and Controller

                               INDEX TO EXHIBITS



 EXHIBIT
 NUMBER                                EXHIBIT
- - --------------------------------------------------------------------------------
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

10.21 - Letter Agreement amending the Credit Agreement between Noble Enterprises Limited and The Royal Bank of Canada dated October 25, 1993 (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

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

10.41*-    Noble Drilling Corporation Short-Term Incentive Plan (revised April
           1994).


10.42*- Amendment No. 2 to the Noble Drilling Corporation Thrift Trust dated June 24, 1994.


10.43*- Amendment No. 4 to the Noble Drilling Corporation Thrift Plan dated December 30, 1994.


10.44*- Amendment No. 1 to the Noble Drilling Corporation 1992 Nonqualified Stock Option Plan for Non- Employee Directors dated as of July 28, 1994.

10.45 - Guarantee dated August 26, 1989 between the Registrant and Hibernia Management and Development Company Ltd.

10.46*-    Noble Drilling Corporation Amended and Restated Thrift Restoration
           Plan.

10.47*- Amendment No. 4 to the Noble Drilling Corporation Thrift Plan, as in effect as of August 1, 1994, dated December 30, 1994.

21.1  -    Subsidiaries of the Registrant.

23.1  -    Consent of  Price Waterhouse LLP.

23.2  -    Consent of  Arthur Andersen LLP.

27    -    Financial Data Schedule.

99.1* - Financial Statements required by Form 11-K for the fiscal year ended December 31, 1994 with respect to the Noble Drilling Corporation Thrift Plan (including consent of Price Waterhouse LLP regarding the incorporation by reference thereof).

_________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.