Form 10-Q
period 1995-06-30
NOBLE DRILLING CORP
filed 1995-08-11
CIK 777201

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

                         For the quarterly period ended
                                  June 30, 1995

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________

                         Commission file number: 0-13857

                           NOBLE DRILLING CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                               73-0374541
        (State of incorporation)         (I.R.S. employer identification number)

    10370 Richmond Avenue, Suite 400                      77042
             Houston, Texas                             (Zip code)
(Address of principal executive offices)

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

Number of shares of Common Stock outstanding as of August 9, 1995:  94,436,609

================================================================================

                                                                       FORM 10-Q

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      JUNE 30,     DECEMBER 31,
                                                                        1995           1994
                                                                     ---------     ------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents ................................     $  61,724      $  95,163
      Restricted cash ..........................................           913            898
      Investment in marketable debt securities .................        33,522         39,673
      Investment in marketable equity securities ...............         7,618          9,489
      Accounts receivable ......................................        61,495         61,563
      Costs of uncompleted contracts in excess of billings .....         4,533            841
      Inventories ..............................................        14,527         14,008
      Other current assets .....................................        19,127         18,584
                                                                     ---------      ---------
            Total current assets ...............................       203,459        240,219
                                                                     ---------      ---------
PROPERTY AND EQUIPMENT

      Drilling equipment and facilities ........................       814,846        804,445
      Other ....................................................        21,686         20,461
                                                                     ---------      ---------
                                                                       836,532        824,906
      Accumulated depreciation .................................      (334,417)      (331,584)
                                                                     ---------      ---------
                                                                       502,115        493,322
                                                                     ---------      ---------
OTHER ASSETS ...................................................         7,600          6,348
                                                                     ---------      ---------
                                                                     $ 713,174      $ 739,889
                                                                     =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Current installments of long-term debt and short-term debt     $   2,428      $   6,244
      Accounts payable .........................................        27,288         34,662
      Accrued payroll and related costs ........................        12,480         14,888
      Taxes payable ............................................        11,194         12,972
      Interest payable .........................................         2,858          2,853
      Other current liabilities ................................         9,600         10,715
                                                                     ---------      ---------
            Total current liabilities ..........................        65,848         82,334

LONG-TERM DEBT .................................................       126,286        126,546
OTHER LIABILITIES ..............................................         1,902          2,767
MINORITY INTEREST ..............................................           419            631
                                                                     ---------      ---------
                                                                       194,455        212,278
                                                                     ---------      ---------
SHAREHOLDERS' EQUITY
      $2.25 Preferred stock ....................................          --            2,989
      $1.50 Preferred stock ....................................         4,025          4,025
      Common stock .............................................         9,443          7,808
      Capital in excess of par value ...........................       589,288        590,733
      Unrealized losses on marketable securities ...............          (471)        (1,847)
      Minimum pension liability ................................        (3,825)        (3,825)
      Cumulative translation adjustment ........................        (1,914)        (2,325)
      Accumulated deficit ......................................       (77,375)       (68,197)
      Treasury stock, at cost ..................................          (452)        (1,750)
                                                                     ---------      ---------
                                                                       518,719        527,611
                                                                     ---------      ---------
COMMITMENTS AND CONTINGENCIES ..................................          --             --
                                                                     ---------      ---------
                                                                     $ 713,174      $ 739,889
                                                                     =========      =========


                   See notes to interim financial statements.

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED JUNE 30,
                                                       ---------------------------
                                                          1995            1994
                                                        --------       --------
OPERATING REVENUES
     Contract drilling services ..................      $ 43,603       $ 60,911
     Labor contract drilling services ............         9,331          9,073
     Turnkey drilling services ...................        17,515         15,229
     Engineering and consulting services .........           960          1,047
     Other revenue ...............................         2,576          1,335
                                                        --------       --------
                                                          73,985         87,595
                                                        --------       --------
OPERATING COSTS AND EXPENSES
     Contract drilling services ..................        29,057         39,478
     Labor contract drilling services ............         6,795          7,115
     Turnkey drilling services ...................        18,029         12,486
     Engineering and consulting services .........         1,599            708
     Other expense ...............................         1,981          1,044
     Depreciation and amortization ...............         9,007          9,810
     Selling, general and administrative .........         9,805         11,369
     Minority interest ...........................            15            276
                                                        --------       --------
                                                          76,288         82,286
                                                        --------       --------

OPERATING (LOSS) INCOME ..........................        (2,303)         5,309

OTHER INCOME (EXPENSE)
     Interest expense ............................        (3,058)        (3,114)
     Interest income .............................         1,594          1,373
     Other, net ..................................           387         10,551
                                                        --------       --------

(LOSS) INCOME BEFORE INCOME TAXES ................        (3,380)        14,119

INCOME TAX PROVISION .............................          (958)        (1,721)
                                                        --------       --------

NET (LOSS) INCOME ................................        (4,338)        12,398

PREFERRED STOCK DIVIDENDS ........................        (1,509)        (3,192)
                                                        --------       --------

NET (LOSS) INCOME APPLICABLE TO COMMON SHARES ....      $ (5,847)      $  9,206
                                                        ========       ========


NET (LOSS) INCOME APPLICABLE TO COMMON SHARES
   PER SHARE (See Note 4) ........................      $  (0.07)      $   0.12

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .......        88,519         77,321


                   See notes to interim financial statements.

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                          1995          1994
                                                       ---------      ---------
OPERATING REVENUES
     Contract drilling services ..................     $  97,535      $ 129,376
     Labor contract drilling services ............        19,921         18,146
     Turnkey drilling services ...................        34,693         15,229
     Engineering and consulting services .........         2,527          1,356
     Other revenue ...............................         4,405          2,409
                                                       ---------      ---------
                                                         159,081        166,516
                                                       ---------      ---------
OPERATING COSTS AND EXPENSES
     Contract drilling services ..................        65,176         81,953
     Labor contract drilling services ............        14,905         14,360
     Turnkey drilling services ...................        34,406         12,486
     Engineering and consulting services .........         3,056            966
     Other expense ...............................         3,669          1,645
     Depreciation and amortization ...............        17,841         19,308
     Selling, general and administrative .........        20,361         19,888
     Minority interest ...........................           (43)           239
                                                       ---------      ---------
                                                         159,371        150,845
                                                       ---------      ---------

OPERATING (LOSS) INCOME ..........................          (290)        15,671

OTHER INCOME (EXPENSE)
     Interest expense ............................        (6,082)        (6,114)
     Interest income .............................         3,086          2,533
     Other, net ..................................           965         11,694
                                                       ---------      ---------

(LOSS) INCOME BEFORE INCOME TAXES ................        (2,321)        23,784

INCOME TAX PROVISION .............................        (2,678)        (3,265)
                                                       ---------      ---------

NET (LOSS) INCOME ................................        (4,999)        20,519

PREFERRED STOCK DIVIDENDS ........................        (4,179)        (6,383)
                                                       ---------      ---------

NET (LOSS) INCOME APPLICABLE TO COMMON SHARES ....     $  (9,178)     $  14,136
                                                       =========      =========


NET (LOSS) INCOME APPLICABLE TO COMMON SHARES
   PER SHARE (See Note 4) ........................     $   (0.13)     $    0.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .......        84,293         77,122


                   See notes to interim financial statements.

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                             -------------------------
                                                                                1995          1994
                                                                              --------      --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net (loss) income ....................................................     $ (4,999)     $ 20,519
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
        Depreciation and amortization ...................................       17,841        19,308
        Loss (gain) on sale of assets ...................................          133        (8,540)
        (Gain) loss on foreign exchange .................................       (1,348)          200
        Deferred income tax (benefit) provision .........................         (578)        1,732
        Other ...........................................................         (208)       (1,037)
        Changes in current assets and liabilities:
            Accounts receivable .........................................        1,518        17,674
            Other assets ................................................       (4,035)        4,998
            Accounts payable ............................................       (3,533)      (10,773)
            Other liabilities ...........................................       (3,596)       (3,709)
                                                                              --------      --------
                                                                                 1,195        40,372
                                                                              --------      --------
CASH PROVIDED  BY (USED IN) INVESTING ACTIVITIES
   Purchase of property and equipment ...................................      (32,067)      (25,668)
   Proceeds from acquisition, net of negative non-cash working capital
      of $3,532 acquired ................................................         --          13,600
   Proceeds from sale of property and equipment .........................          483        11,979
   Sale of (investment in) marketable securities ........................        7,527       (30,880)
   Sale of (investment in) unconsolidated affiliate and equity securities        2,074          (263)
   Payments to minority interest holders, net ...........................         --          (3,978)
                                                                              --------      --------
                                                                               (21,983)      (35,210)
                                                                              --------      --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
   Payment of long-term debt ............................................         (260)         (273)
   Dividends paid on preferred stock ....................................       (7,370)       (6,383)
   Issuance of common stock, net of preferred conversion payment ........       (1,501)          991
   Payment of short-term debt ...........................................       (3,816)           (4)
   Other ................................................................           69          (137)
                                                                              --------      --------
                                                                               (12,878)       (5,806)
                                                                              --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .................................          227          (715)
                                                                              --------      --------

DECREASE IN CASH AND CASH EQUIVALENTS ...................................      (33,439)       (1,359)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................       95,163        69,177
                                                                              --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................................     $ 61,724      $ 67,818
                                                                              ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest ..........................................................     $  5,781      $  5,794
      Income taxes ......................................................     $  3,265      $  2,110
   Noncash investing and financing activities:
      Triton acquisition with common stock ..............................     $  1,500      $  5,169
      Triton acquisition with notes payable .............................     $   --        $  4,000
      Triton acquisition, minority interest assumed .....................     $   --        $  5,392


                   See notes to interim financial statements.

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 1 -- BASIS OF ACCOUNTING

      The Consolidated Balance Sheet as of June 30, 1995 of Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company"), the related Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 1995 and 1994 and Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These interim financial statements and notes are presented in condensed form as permitted by Form 10-Q.

      On September 15, 1994, the Company completed the merger of Chiles Offshore Corporation ("Chiles") with a wholly owned subsidiary of Noble Drilling (the "Chiles Merger"). The consolidated financial statements reflect the restatement of the Company's historical financial statements to reflect the Chiles Merger as a pooling of interests as of the beginning of the earliest period presented.

      Certain reclassifications have been made to the 1994 consolidated financial statements to conform to the classifications used in the 1995 consolidated financial statements.

NOTE 2 -- CONVERSION OF $2.25 CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

      In March 1995, an aggregate of 923,862 shares of Noble Drilling's $2.25 Convertible Exchangeable Preferred Stock ("$2.25 Preferred Stock") were converted into 5,006,830 shares of Noble Drilling common stock. The Company paid an aggregate of approximately $1.5 million in cash ("Preferred Conversion Payment") in the first quarter in connection with this conversion. In the second quarter of 1995, the Company called for redemption all remaining outstanding shares of the $2.25 Preferred Stock. Of the 2,065,238 shares then outstanding, 2,062,537 were surrendered for conversion and 2,701 were redeemed by the Company, resulting in the Company's issuance of 11,192,359 shares of common stock (including 14,637 shares sold to a standby underwriter).

NOTE 3 -- CHANGE IN ACCOUNTING ESTIMATES

      Effective January 1, 1995, the Company revised its estimates of salvage values and remaining depreciable lives of certain rigs to better reflect their economic lives and to be consistent with other similar assets owned by the Company. The effect of this change in estimates was a decrease in the net loss applicable to common shares for the six-month period ended June 30, 1995 of $2.2 million, or $0.03 per share. If the change in estimates had been made on January 1, 1994, net income applicable to common shares for the six-month period ended June 30, 1994 would have been increased by approximately $1.6 million, or $0.02 per share.

NOTE 4 -- NET (LOSS) INCOME APPLICABLE TO COMMON SHARES PER SHARE

      Net (loss) income applicable to common shares per share has been computed on the basis of the weighted average number of common shares and, where dilutive, common share equivalents outstanding during the indicated periods. The calculation of net (loss) income applicable to common shares per share assuming full dilution was antidilutive; therefore, fully diluted amounts are not presented. The Preferred Conversion Payment of approximately $1.5 million in March 1995 was accounted for as a reduction of net earnings applicable to common shares for purposes of calculating the net loss per common share. This accounting treatment increased the net loss applicable to common shares per share from $0.11 to $0.13 for the six-month period ended June 30, 1995.

NOTE 5 -- MERGER AND ACQUISITION

      The Chiles Merger was consummated on September 15, 1994, through the exchange of 28,598,777 shares of Noble Drilling common stock for all the outstanding shares of common stock of Chiles. In addition, 4,025,000 shares of $1.50 Convertible Preferred Stock ("$1.50 Preferred Stock") were issued at the time of the Chiles Merger and exchanged for all of the outstanding shares of the Chiles $1.50 convertible preferred stock. Noble Drilling also issued 480,000 shares of its common stock in exchange for the cancellation of outstanding Chiles stock options. The Chiles Merger was accounted for as a pooling of interests and all financial information for the current and prior periods has been restated to reflect this merger.

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

      On April 22, 1994, the Company acquired all of the issued and outstanding shares of common stock (the "Shares") of Triton Engineering Services Company ("Triton") pursuant to the terms of the Stock Purchase Agreement dated April 22, 1994 ("Triton Acquisition"). In consideration for the Shares, the Company paid $4,085,000 in cash, issued promissory notes in the aggregate amount of $4,000,000 and issued 751,864 shares of Noble Drilling common stock valued at $5,169,000. The promissory notes were paid on October 21, 1994. In addition, the Company has a contingent obligation on April 22, 1996 to pay additional consideration of up to 254,551 shares of Noble Drilling common stock. As of June 30, 1995, the Company has recorded a liability of $1.5 million related to this contingent obligation. The Triton Acquisition has been accounted for under the purchase method, and accordingly, the operating results have been included in the consolidated operating results since the date of acquisition.

      The following table summarizes certain unaudited pro forma condensed consolidated results of operations information that gives effect to the Triton Acquisition as if this transaction had occurred on January 1, 1994.

                                                   SIX MONTHS
                                                      ENDED
                                                  JUNE 30, 1994
                                                  -------------
Operating revenues .............................     $192,651
Net income applicable to common shares .........     $ 14,230
Net income applicable to common shares per share     $   0.18

NOTE 6 -- MARKETABLE SECURITIES

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

      As of June 30, 1995, the Company classified all of its debt securities, with original maturities of three months or more, as available for sale. These investments are classified as marketable securities within current assets on the accompanying consolidated balance sheets. The following table highlights information applicable to the Company's investments classified as available for sale as of June 30, 1995:

                                                                          NET
                                           AMORTIZED                  UNREALIZED
         DEBT SECURITY/MATURITY              COST      FAIR VALUE   GAIN (LOSSES)
- --------------------------------------     ---------   ----------   -------------
Corporate Obligations:
   Mature within 1 year ..............     $  6,088     $  6,094      $      6
   Mature after 1 year through 5 years        3,611        3,553           (58)
                                           --------     --------      --------
                                              9,699        9,647           (52)
                                           --------     --------      --------
U.S. Government Obligations:
   Mature within 1 year ..............       10,659       10,507          (152)
   Mature after 1 year through 3 years       13,635       13,368          (267)
                                           --------     --------      --------
                                             24,294       23,875          (419)
                                           --------     --------      --------

Total ................................     $ 33,993     $ 33,522      $   (471)
                                           ========     ========      ========

                                                                       FORM 10-Q


      An allowance for unrealized losses has been included as a reduction of shareholders' equity. Total realized losses related to short-term investments for the six-month period ended June 30, 1995 amounted to $15,000. Total realized gains related to short-term investments for the three-month period ended June 30, 1995 amounted to $7,000.

      The Company categorizes its investments in marketable equity securities of $7.6 million as trading securities and such investments are classified as current assets and are recorded at fair value at June 30, 1995. Total net unrealized and realized gains related to these equity investments for the six-month period ended June 30, 1995 were $184,000 and $247,000, respectively. Total net unrealized and realized gains related to these equity investments for the three-month period ended June 30, 1995 were $386,000 and $247,000, respectively.

NOTE 7 -- SUPPLEMENTAL EARNINGS PER SHARE DISCLOSURE

      The following table highlights information applicable to the Company's analysis of the pro forma effect assuming that all shares of $2.25 Preferred Stock had been converted on January 1, 1995:

                                                          ACTUAL      ADJUSTMENTS   PRO FORMA
                                                         --------     -----------   ---------
FOR THE THREE MONTHS ENDED JUNE 30, 1995:

Net loss applicable to common shares ...............     $ (5,847)     $   --       $ (5,847)
                                                         ========      ========     ========

Net loss applicable to common shares per share .....     $  (0.07)     $   0.01     $  (0.06)

Weighted average common shares .....................       88,519         6,931       95,450


FOR THE SIX MONTHS ENDED JUNE 30, 1995:

Net loss applicable to common shares ...............     $ (9,178)         --       $ (9,178)

Preferred conversion payment .......................       (1,524)     $    387       (1,137)

Dividends paid on $2.25 preferred stock
  (1st quarter 1995) ...............................         --           1,161        1,161
                                                         --------      --------     --------

Total ..............................................     $(10,702)     $  1,548     $ (9,154)
                                                         ========      ========     ========

Net loss applicable to common shares per share .....     $  (0.13)     $   0.03     $  (0.10)

Weighted average common shares .....................       84,293        10,925       95,218


      The pro forma treatment presented above would have decreased net loss applicable to common shares per share from $0.07 to $0.06 for the three months ended June 30, 1995. The effect of converting all the shares on January 1, 1995 for the six months ended June 30, 1995 would have been a decrease in the net loss applicable to common shares per share from $0.13 to $0.10.

NOTE 8 -- STOCKHOLDER RIGHTS PLAN

      The Company adopted a stockholder rights plan on June 28, 1995 designed to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive takeover tactics to gain control of the Company without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company declared a dividend of one right ("Right") on each share of Noble Drilling common stock. Each Right will entitle the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $35.00. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 15 percent or more of Noble Drilling's outstanding common stock or announces a tender offer or exchange offer to acquire such ownership level. The Rights are subject to redemption by the Company for $.01 per Right at any time prior to the tenth day after the first public announcement of the acquisition by any person or group of beneficial ownership of 15 percent or more of Noble Drilling common stock. The dividend distribution was made on July 10, 1995 to stockholders of record at the close of business on that date. The Rights will expire on July 10, 2005.

                                                                       FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company

      The Company's offshore fleet at June 30, 1995 consisted of 44 rigs, comprising 32 jackup drilling rigs, eight submersible rigs and four posted barges. As of June 30, 1995, the offshore fleet was diversified geographically as follows: U.S. Gulf - 29 rigs; Mexican Gulf - two rigs; West Africa - eight rigs; Venezuela - four rigs; and India - one rig. Subsequently, the Company commenced mobilization of three rigs. Two rigs are currently in transit from the U.S. Gulf to West Africa. A third rig is being prepared for mobilization from the Mexican Gulf to the Middle East. The Company's offshore operations also include labor contracts for drilling and workover activities covering 14 rigs operating in the U.K. North Sea and one rig operating in the Middle East. These rigs are not owned or leased by the Company. Through its wholly owned subsidiary, Triton Engineering Services Company ("Triton"), the Company provides turnkey drilling services and other engineering and consulting services to the oil and gas industry. The Company's land drilling operations are conducted principally in Canada, Texas and Louisiana with an active fleet of 20 land drilling rigs. As used herein, unless otherwise required by the context, "Noble Drilling" refers to Noble Drilling Corporation and the "Company" refers to Noble Drilling and its consolidated subsidiaries.

Industry Conditions and Risks

      The Company's operating strategy has been to pursue drilling opportunities in the U.S. and in certain international markets. Worldwide drilling conditions vary substantially from region to region; however, the Company operates in most markets where there is a demand for offshore drilling rigs.

      During late 1992, U.S. natural gas prices improved, resulting in greater demand and higher dayrates for drilling rigs. Increasing U.S. natural gas prices resulted in significant improvements in the U.S. Gulf of Mexico ("U.S. Gulf") rig demand and dayrates during the second half of 1993. Declining world oil prices during this period reduced rig demand outside the U.S. Gulf. As a result of declining international rig demand and improved market conditions in the U.S. Gulf, certain contractors mobilized rigs from international markets to the U.S. Gulf in late 1993 and early 1994. The increased supply of drilling rigs in the U.S. Gulf more than offset the increased level of U.S. Gulf rig demand during 1994 and the first half of 1995, causing dayrates to deteriorate.

      U.S. natural gas prices have declined from a several year high in February 1994 to a low which has not existed since mid-1992. U.S. natural gas prices have remained relatively flat since September 1994. Oil prices have improved slightly during the same period. The average dayrate charged by the Company in the first six months of 1995 in the U.S. Gulf was 18 percent lower than the average dayrate charged by the Company in the first six months of 1994. If the price of natural gas remains at current levels indefinitely, the Company's dayrates and utilization rates in the U.S. Gulf could be adversely affected. The Company also believes that, absent further improvement in rig demand outside the U.S. Gulf, the supply of rigs in the U.S. Gulf could continue to cause pressure on dayrates and utilization levels of the Company's rig fleet through 1995 and into 1996. The Company cannot predict either the future level of demand for its drilling services or future conditions in the offshore contract drilling industry.

      A major portion of the Company's revenues has been attributable to international operations. Revenues from international sources accounted for approximately 51 percent and 48 percent, respectively, of the Company's operating revenues for the six-month period ended June 30, 1995 and the year ended December 31, 1994.

      Currently, the Company has five offshore drilling rigs under contract and two offshore drilling rigs available for bidding in Nigeria. Two additional rigs are currently being mobilized from the U.S. Gulf to Nigeria for new term contracts. Both rigs are expected to commence operations during the third quarter of 1995. The Company maintains war and political risk insurance (covering physical damage or loss up to the insured value of each rig), subject, in the case of certain coverages, to immediate termination upon the occurrence of certain events or upon termination by the underwriter on seven days' notice. Revenues from drilling activities in Nigeria accounted for approximately 11 percent and 13 percent, respectively, of the Company's operating revenues for the six-month period ended June 30, 1995 and the year ended December 31, 1994. No assurance can be given that the political and economic climate in Nigeria will remain stable or that it will not worsen.

      The Company began to operate in Venezuela in late 1993. The Company's operations commenced with four rigs under long-term contracts with Lagoven, a subsidiary of the government-owned oil company of Venezuela. The contracts with Lagoven relative to these four rigs expired in the first quarter of 1995. The Company has subsequently contracted two of the four rigs with Lagoven under new long-term contracts terminating in the year 2000. A third rig is currently undergoing refurbishment and is scheduled to commence work under a long-term contract in August 1995 with Shell de Venezuela S.A. This contract will run through 1997. The Company's fourth rig in Venezuela is currently operating on a well-to-well basis for Lagoven. The Company is actively pursuing long-term

                                                                       FORM 10-Q

commitments for this rig in Venezuela and elsewhere. In recent periods, the Venezuelan economy has experienced high inflation and a shortage of foreign currency. During a banking crisis in July 1994, the Venezuelan government imposed a program of currency exchange controls and taxes on certain financial transactions that temporarily limited the ability of the government-owned oil companies and their affiliates to make payment in U.S. dollars or other hard currencies to oilfield service contractors. The Company's operations have not been materially affected, and the Company continues to receive timely payment for its services in U.S. dollars. Although timely U.S. dollar payments are currently being made to the Company, future exchange control actions of the Venezuelan government could adversely affect the Company's operations in Venezuela. Revenues from drilling activities in Venezuela accounted for approximately 11 and nine percent, respectively, of the Company's operating revenues for the six-month period ended June 30, 1995 and the year ended December 31, 1994.

      At the beginning of 1995, the Company had two rigs under long-term contracts offshore Mexico. During the second quarter of 1995, both contracts expired. The Company currently has one of the two rigs working under a term contract offshore Mexico. The second rig has secured a long-term commitment until 1998 offshore Qatar. This rig is currently being prepared for mobilization and is expected to commence operations offshore Qatar during the fourth quarter of 1995.

Selected Financial Information

      The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues for the periods indicated.

                                                THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                ---------------------------  -------------------------
                                                    1995          1994          1995          1994
                                                    -----         -----         -----         -----
Operating revenues
  Contract drilling services
     International offshore .................        28.4 %        32.3 %        28.0 %        33.5%
     Domestic offshore ......................        22.2          31.0          23.5          36.1
     International land .....................         4.3           3.6           6.3           5.5
     Domestic land ..........................         4.1           2.7           3.5           2.7
  Labor contract drilling services ..........        12.5          10.4          12.5          10.9
  Turnkey drilling services .................        23.7          17.4          21.8           9.1
  Engineering and consulting services .......         1.3           1.1           1.6           0.8
  Other revenue .............................         3.5           1.5           2.8           1.4
                                                    -----         -----         -----         -----
                                                    100.0         100.0         100.0         100.0
Operating costs (1) .........................       (77.7)        (69.4)        (76.2)        (67.0)
Depreciation and amortization ...............       (12.2)        (11.2)        (11.2)        (11.6)
Selling, general and administrative .........       (13.3)        (13.0)        (12.8)        (11.9)
Minority interest ...........................         0.0          (0.3)          0.0          (0.1)
                                                    -----         -----         -----         -----
Operating (loss) income .....................        (3.2)          6.1          (0.2)          9.4
Interest expense ............................        (4.1)         (3.6)         (3.8)         (3.7)
Interest income .............................         2.2           1.6           1.9           1.5
Other, net ..................................         0.5          12.0           0.6           7.0
                                                    -----         -----         -----         -----
(Loss) income before income tax .............        (4.6)         16.1          (1.5)         14.2
Income tax provision ........................        (1.3)         (2.0)         (1.7)         (2.0)
                                                    -----         -----         -----         -----
Net (loss) income ...........................        (5.9)         14.1          (3.2)         12.2
Preferred stock dividends ...................        (2.0)         (3.6)         (2.6)         (3.8)
                                                    -----         -----         -----         -----
Net (loss) income applicable to common shares        (7.9) %       10.5 %        (5.8) %        8.4%
                                                    =====         =====         =====         =====

 (1) Consists of operating costs and expenses other than depreciation and amortization, selling, general and administrative, and minority interest.

                                                                       FORM 10-Q

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 1995 and 1994

      Operational Review. During the three-month period ended June 30, 1995 (the "Current Quarter"), the Company generated operating revenues of $74.0 million compared to $87.6 million during the three-month period ended June 30, 1994 (the "Comparable Quarter"). The decrease in operating revenues was primarily due to a softening of market conditions in the U.S. Gulf of Mexico and lower international utilization.

      The utilization rate for the Company's domestic offshore rig fleet was 75 percent in the Current Quarter compared to 79 percent in the Comparable Quarter. The Company's international offshore rig utilization rate decreased to 71 percent during the Current Quarter from 84 percent in the Comparable Quarter. At June 30, 1995 , the Company had 15 rigs under labor contracts on operator-owned rigs in its international operations, unchanged from June 30, 1994. The Company's domestic land rig utilization rate was 73 percent in the Current Quarter as compared to 49 percent in the Comparable Quarter. The utilization rate for the Company's international land rig fleet decreased to 50 percent in the Current Quarter compared to 62 percent in the Comparable Quarter.

      Gross margins from contract drilling operations were $14.5 million, or 33 percent of contract drilling revenues, in the Current Quarter as compared to $21.4 million, or 35 percent of drilling revenues, in the Comparable Quarter. The decrease in gross margins was principally due to fewer operating days and lower average dayrates from the domestic contract drilling operations. Labor contract gross margins were $2.5 million, or 27 percent of labor contract revenues, in the Current Quarter compared to $2.0 million, or 22 percent of labor contract revenues, in the Comparable Quarter. Turnkey drilling operations gross loss was $1.4 million in the Current Quarter compared to a gross margin of $2.7 million in the Comparable Quarter, primarily due to losses resulting from operational issues.

      Depreciation and Amortization Expense. Depreciation and amortization expenses were $9.0 million in the Current Quarter as compared to $9.8 million in the Comparable Quarter, a decrease of eight percent. In the first quarter of 1995, estimated salvage values and remaining depreciable lives of certain rigs were adjusted to better reflect their remaining economic lives and to be consistent with other similar assets held by the Company. The effect of this change in accounting estimates was a decrease to the Current Quarter net loss applicable to common shares of approximately $1.1 million, or $0.01 per share.

      Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $9.8 million in the Current Quarter compared to $11.4 million in the Comparable Quarter. The 14 percent decrease in SG&A expenses was principally attributable to reductions in overhead achieved as a result of restructuring and consolidation efforts which commenced in the fourth quarter of 1994. Reported SG&A costs include field office expenses.

      Interest Income (Expense). Interest expense, net of interest income, was $1.5 million in the Current Quarter compared to $1.7 million in the Comparable Quarter. This net decrease was principally due to higher average interest rates earned on the Company's investments.

      Other, Net. Other, net was $387,000 in the Current Quarter as compared to $10.6 million in the Comparable Quarter. The decrease in other, net reflected an $8.0 million gain from the sale of a drilling unit and a $1.6 million gain from the recovery of a previously written-off note receivable in the Comparable Quarter.

                                                                       FORM 10-Q


RESULTS OF OPERATIONS

For the Six Months Ended June 30, 1995 and 1994

      Operational Review. During the six-month period ended June 30, 1995 (the "Current Period"), the Company generated operating revenues of $159.1 million compared to $166.5 million during the six-month period ended June 30, 1994 (the "Comparable Period"). The five percent decline in operating revenues was primarily due to a decrease in offshore contract drilling services revenues, partially offset by Triton revenues; Triton was acquired in April 1994.

      The utilization rate for the Company's domestic offshore rig fleet was 78 percent in the Current Period compared to 76 percent in the Comparable Period. The Company's international offshore rig utilization rate decreased to 75 percent during the Current Period from 84 percent in the Comparable Period. At June 30, 1995, the Company had 15 rigs under labor contracts on operator-owned rigs in its international operations, unchanged from June 30, 1994. The Company's domestic land rig utilization rate was 64 percent in the Current Period as compared to 48 percent in the Comparable Period. The utilization rate for the Company's international land rig fleet was 72 percent in the Current Period, unchanged from the Comparable Period.

      Gross margins from contract drilling operations were $32.4 million, or 33 percent of contract drilling revenues, in the Current Period as compared to $47.4 million, or 37 percent of drilling revenues, in the Comparable Period. The decrease in gross margins was principally due to fewer operating days and lower average dayrates from the contract drilling operations in the Current Period. Labor contract gross margins were $5.0 million, or 25 percent of labor contract revenues, in the Current Period compared to $3.8 million, or 21 percent of labor contract revenues, in the Comparable Period. Turnkey drilling operations gross loss was $1.3 million in the Current Period compared to a gross margin of $2.7 million in the Comparable Period. This decrease was primarily due to losses resulting from operational issues.

      Depreciation and Amortization Expense. Depreciation and amortization expenses were $17.8 million in the Current Period as compared to $19.3 million in the Comparable Period. The decrease of $1.5 million was due to a change in accounting estimates. In the first quarter of 1995, estimated salvage values and remaining depreciable lives of certain rigs were adjusted to better reflect their remaining economic lives and to be consistent with other similar assets held by the Company. The effect of this change in accounting estimates was a decrease in the Current Period net loss applicable to common shares of approximately $2.2 million, or $0.03 per share.

      Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $20.4 million in the Current Period compared to $19.9 million in the Comparable Period. The increase was principally due to operations of Triton, which was acquired in April 1994, offset by reductions in overhead achieved as a result of restructuring and consolidation efforts which commenced in the fourth quarter of 1994. Reported SG&A costs include field office expenses.

      Interest Income (Expense). Interest expense, net of interest income, was $3.0 million in the Current Period compared to $3.6 million in the Comparable Period. This net decrease of $600,000 was principally due to higher average interest rates earned on the Company's investments.

      Other, Net. Other, net was $1.0 million in the Current Period as compared to $11.7 million in the Comparable Period. The decrease in other, net reflected an $8.0 million gain on the sale of a drilling unit and a $1.6 million gain on the recovery of a previously written-off note receivable in the Comparable Period.

                                                                       FORM 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Overview

      The Company had working capital of $137.6 million and $157.9 million as of June 30, 1995 and December 31, 1994, respectively. The decrease in working capital was primarily due to increased capital expenditures during the Current Quarter. The ratio of current assets to current liabilities at June 30, 1995 was 3.09:1 as compared to 2.92:1 at December 31, 1994. The ratio of long-term debt to total debt plus shareholders' equity was 0.20:1 at June 30, 1995, compared to 0.19:1 at December 31, 1994.

      At June 30, 1995, the Company had cash, cash equivalents, restricted cash and investments in marketable debt securities of $96.2 million and $26.0 million of funds available under various lines of credit. The Company expects to generate positive cash flow from operations for the remainder of 1995 and the first six months of 1996, assuming no material decrease in demand for contract drilling and turnkey services. The Company will continue to have cash requirements for debt principal and interest payments and preferred dividends, when and if declared. For the remainder of 1995 and the first six months of 1996, debt principal and interest payments are estimated to be approximately $14.1 million. Cumulative dividends on the $1.50 Preferred Stock for the remainder of 1995 and the first six months of 1996 are approximately $6.0 million. The Company expects to fund these obligations, totaling $20.1 million, out of cash and short-term investments as well as cash expected to be provided by operations.

      Capital expenditures for the remainder of 1995 and the first six months of 1996 are planned to aggregate approximately $65.0 million, of which the majority are discretionary and relate to upgrades of equipment which management considers desirable to improve the marketability of the fleet, but which could be deferred if necessary. These capital expenditures will be funded from operating cash flows to the extent available, existing cash balances and/or with available lines of credit.

Credit Facilities and Long-Term Debt

      At June 30, 1995, the Company had lines of credit totaling $31.0 million and letter of credit facilities totaling $5.0 million subject to the Company's maintenance of certain levels of collateral. Based on levels of collateral at June 30, 1995, the Company had $26.0 million available under these lines of credit and $2.2 million available to support the issuance of letters of credit.

      In connection with the initial construction of the NN-1, the predecessor of NN-1 Limited Partnership issued U.S. Government Guaranteed Ship Financing Sinking Fund Bonds, of which $1.8 million was outstanding at June 30, 1995. Interest and principal is payable semi-annually on June 15 and December 15 of each year with interest at 8.95 percent, and the bonds mature in 1998. The bonds are secured by the vessel, and the applicable security agreement contains certain restrictions, among others, on distributions to partners, dispositions of assets, and the provision of services to related parties. In addition, there are minimum working capital, net worth and long-term debt to net worth requirements applicable to NN-1 Limited Partnership. The Company's sharing percentage in NN-1 Limited Partnership's distributions from operations is generally 90 percent.

      In 1993, the Company issued $125,000,000 aggregate principal amount of 9 1/4% Senior Notes Due 2003 (the "Senior Notes"). The Senior Notes will mature on October 1, 2003. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 1998 at
103.47 percent of principal amount, declining ratably to par on or after October 1, 2001, plus accrued interest. Mandatory sinking fund payments of 25 percent of the original principal amount of the Senior Notes at par plus accrued interest will be required on October 1, 2001 and October 1, 2002. The indenture governing the Senior Notes contains certain restrictive covenants, including limitations on additional indebtedness and the ability to secure such indebtedness; restrictions on dividends and certain investments; and limitations on sales of assets, sales and leasebacks, transactions with affiliates, and mergers or consolidations.

                                                                       FORM 10-Q

                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

    (b) The following report on Form 8-K was filed by the Company during the quarter ended June 30, 1995:

             Form 8-K dated June 30, 1995 (Date of Event: June 28, 1995), which reported the Company's adoption of a stockholder rights plan.

                                                                       FORM 10-Q

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NOBLE DRILLING CORPORATION


DATE:    August 11, 1995           /s/ JAMES C. DAY
         ---------------           ---------------------------------------------
                                   JAMES C. DAY, Chairman, President and
                                   Chief Executive Officer

DATE:    August 11, 1995           /s/ BYRON L. WELLIVER
         ---------------           ---------------------------------------------
                                   BYRON L. WELLIVER,
                                   Senior Vice President--Finance,
                                   Treasurer and Controller
                                   (Principal Financial and Accounting Officer)

                                                                       FORM 10-Q

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                                     EXHIBIT
- ----------         -----------------------------------------------------------------------------------------------
  3.1       --     Certificate of Elimination of shares of $2.25 Convertible Exchangeable Preferred Stock of the
                   Registrant dated June 8, 1995.

  3.2       --     Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant,
                   dated as of June 29, 1995.

  3.3       --     Amendment of the Bylaws of the Registrant adopted on July 27, 1995.

  3.4       --     Composite copy of the Bylaws of the Registrant as currently in effect.

  4         --     Rights Agreement dated as of June 28, 1995, between Noble Drilling Corporation and Liberty Bank and Trust Company of Oklahoma City, N.A. (filed as Exhibit 4 to the Registrant's Form 8-K dated
                   June 30, 1995 and incorporated herein by reference).

 27                Financial Data Schedule.
