Form 10-Q
period 1995-09-30
NOBLE DRILLING CORP
filed 1995-11-14
CIK 777201

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1995

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to _____________

                       Commission file number: 0-13857

                          NOBLE DRILLING CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                                73-374541
       (State of incorporation)          (I.R.S. employer identification number)


   10370 Richmond Avenue, Suite 400                     77042
           Houston, Texas                             (Zip code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (713) 974-3131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [ ]

Number of shares of Common Stock outstanding as of November 7, 1995: 94,516,339


================================================================================

                                                             FORM 10-Q



                        PART 1. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                                                  1995                1994
                                                                                              -------------       -------------
            ASSETS
            CURRENT ASSETS
                  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .      $   55,987          $    95,163
                  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .             908                  898
                  Investment in marketable debt securities . . . . . . . . . . . . . . .          23,327               39,673
                  Investment in marketable equity securities . . . . . . . . . . . . . .           6,711                9,489
                  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .          58,962               61,563
                  Costs of uncompleted contracts in excess of billings . . . . . . . . .           2,445                  841
                  Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,636               14,008
                  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .          26,204               18,584
                                                                                              ----------          -----------
                        Total current assets . . . . . . . . . . . . . . . . . . . . . .         190,180              240,219
                                                                                              ----------          -----------
            PROPERTY AND EQUIPMENT
                  Drilling equipment and facilities. . . . . . . . . . . . . . . . . . .         846,346              804,445
                  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,179               20,461
                                                                                              ----------          -----------
                                                                                                 868,525              824,906
                  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . .        (343,266)            (331,584)
                                                                                              ----------          -----------
                                                                                                 525,259              493,322
                                                                                              ----------          -----------
            OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,406                6,348
                                                                                              ----------          -----------
                                                                                              $  722,845          $   739,889
                                                                                              ==========          ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY

            CURRENT LIABILITIES
                  Current installments of long-term debt and short-term debt . . . . . .      $      520          $     6,244
                  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          30,578               34,662
                  Accrued payroll and related costs. . . . . . . . . . . . . . . . . . .          13,032               14,888
                  Taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,565               12,972
                  Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,463                2,853
                  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . .          12,221               10,715
                                                                                              ----------          -----------
                        Total current liabilities. . . . . . . . . . . . . . . . . . . .          74,379               82,334

            LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         126,286              126,546
            OTHER LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,704                2,767
            MINORITY INTEREST. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             322                  631
                                                                                              ----------          -----------
                                                                                                 202,691              212,278
                                                                                              ----------          -----------

            SHAREHOLDERS' EQUITY
                  $2.25 Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . .               -                2,989
                  $1.50 Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . .           4,025                4,025
                  Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,445                7,808
                  Capital in excess of par value . . . . . . . . . . . . . . . . . . . .         589,624              590,733
                  Unrealized losses on marketable securities . . . . . . . . . . . . . .            (368)              (1,847)
                  Minimum pension liability. . . . . . . . . . . . . . . . . . . . . . .          (3,825)              (3,825)
                  Cumulative translation adjustment. . . . . . . . . . . . . . . . . . .          (1,726)              (2,325)
                  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .         (76,569)             (68,197)
                  Treasury stock, at cost. . . . . . . . . . . . . . . . . . . . . . . .            (452)              (1,750)
                                                                                              ----------          -----------
                                                                                                 520,154              527,611
                                                                                              ----------          -----------
            COMMITMENTS AND CONTINGENCIES. . . . . . . . . . . . . . . . . . . . . . . .               -                    -
                                                                                              ----------          -----------
                                                                                              $  722,845          $   739,889
                                                                                              ==========          ===========

                  See notes to interim financial statements.

                                                                       FORM 10-Q


                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                                                               --------------------------------
                                                                                                  1995                   1994
                                                                                               ----------            ----------
            OPERATING REVENUES
                 Contract drilling services. . . . . . . . . . . . . . . . . . . . . . .      $  48,208              $   59,029
                 Labor contract drilling services. . . . . . . . . . . . . . . . . . . .          7,255                   9,223
                 Turnkey drilling services . . . . . . . . . . . . . . . . . . . . . . .         24,092                  27,080
                 Engineering and consulting services . . . . . . . . . . . . . . . . . .          3,918                   1,092
                 Other revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,179                   1,636
                                                                                              ---------              ----------
                                                                                                 84,652                  98,060
                                                                                              ---------              ----------
            OPERATING COSTS AND EXPENSES
                 Contract drilling services. . . . . . . . . . . . . . . . . . . . . . .         33,336                  38,434
                 Labor contract drilling services. . . . . . . . . . . . . . . . . . . .          5,496                   7,129
                 Turnkey drilling services . . . . . . . . . . . . . . . . . . . . . . .         20,413                  22,702
                 Engineering and consulting services . . . . . . . . . . . . . . . . . .          2,228                   1,073
                 Other expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            309                     997
                 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .          9,083                  10,152
                 Selling, general and administrative . . . . . . . . . . . . . . . . . .         10,643                  15,407
                 Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . .            (96)                    (50)
                                                                                              ---------              ----------
                                                                                                 81,412                  95,844
                                                                                              ---------              ----------

            OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,240                   2,216

            OTHER INCOME (EXPENSE)
                 Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,040)                 (3,213)
                 Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,336                   1,469
                 Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            831                   3,437
                                                                                              ---------              ----------

            INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .          2,367                   3,909

            INCOME TAX PROVISION . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (52)                 (1,413)
                                                                                              ---------              ----------
            NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,315                   2,496

            PREFERRED STOCK DIVIDENDS. . . . . . . . . . . . . . . . . . . . . . . . . .         (1,509)                 (3,191)
                                                                                              ---------              ----------
            NET INCOME (LOSS) APPLICABLE TO COMMON SHARES. . . . . . . . . . . . . . . .      $     806              $     (695)
                                                                                              =========              ==========

            NET INCOME (LOSS) APPLICABLE TO COMMON SHARES
               PER SHARE (See Note 4). . . . . . . . . . . . . . . . . . . . . . . . . .      $    0.01              $    (0.01)

            WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . . . . .         95,487                  77,894





                  See notes to interim financial statements.

                                                                       FORM 10-Q


                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                              ----------------------------------
                                                                                                 1995                     1994
                                                                                              ---------                ---------
            OPERATING REVENUES
                 Contract drilling services. . . . . . . . . . . . . . . . . . . . . . .      $ 145,743                $ 188,405
                 Labor contract drilling services. . . . . . . . . . . . . . . . . . . .         27,176                   27,369
                 Turnkey drilling services . . . . . . . . . . . . . . . . . . . . . . .         58,785                   42,309
                 Engineering and consulting services . . . . . . . . . . . . . . . . . .          8,371                    2,448
                 Other revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,658                    4,045
                                                                                              ---------                ---------
                                                                                                243,733                  264,576
                                                                                              ---------                ---------
           OPERATING COSTS AND EXPENSES
                 Contract drilling services. . . . . . . . . . . . . . . . . . . . . . .         98,512                  120,387
                 Labor contract drilling services. . . . . . . . . . . . . . . . . . . .         20,401                   21,489
                 Turnkey drilling services . . . . . . . . . . . . . . . . . . . . . . .         54,819                   35,188
                 Engineering and consulting services . . . . . . . . . . . . . . . . . .          6,547                    2,039
                 Other expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,715                    2,642
                 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .         26,924                   29,460
                 Selling, general and administrative . . . . . . . . . . . . . . . . . .         31,004                   35,295
                 Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . .           (139)                     189
                                                                                              ---------                ---------
                                                                                                240,783                  246,689
                                                                                              ---------                ---------

            OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,950                   17,887

            OTHER INCOME (EXPENSE)
                 Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (9,122)                  (9,327)
                 Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,422                    4,002
                 Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,796                   15,131
                                                                                              ---------                ---------

            INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .             46                   27,693

            INCOME TAX PROVISION . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,730)                  (4,678)
                                                                                              ---------                ---------

            NET (LOSS) INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,684)                  23,015

            PREFERRED STOCK DIVIDENDS. . . . . . . . . . . . . . . . . . . . . . . . . .         (5,688)                  (9,574)
                                                                                              ---------                ---------

            NET (LOSS) INCOME APPLICABLE TO COMMON SHARES. . . . . . . . . . . . . . . .      $  (8,372)               $  13,441
                                                                                              =========                =========

            NET (LOSS) INCOME APPLICABLE TO COMMON SHARES

               PER SHARE (See Note 4). . . . . . . . . . . . . . . . . . . . . . . . . .      $   (0.12)               $    0.17

            WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . . . . .         88,024                   77,275





                  See notes to interim financial statements.

                                                                       FORM 10-Q



                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    ---------------------------------
                                                                                       1995                   1994
                                                                                    ----------             ----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net (loss) income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (2,684)              $   23,015
   Adjustments to reconcile net (loss) income to net cash   . . . . . . . . . .
     provided by operating activities:
        Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .       26,924                   29,460
        Loss (gain) on sale of assets . . . . . . . . . . . . . . . . . . . . .          104                   (8,772)
        Loss on foreign exchange  . . . . . . . . . . . . . . . . . . . . . . .          153                      528
        Deferred income tax (benefit) provision . . . . . . . . . . . . . . . .       (1,288)                   2,949
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (760)                  (6,180)
        Changes in current assets and liabilities:
            Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .        4,572                   22,458
            Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,423)                  12,675
            Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .       (3,260)                  (9,822)
            Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .        2,721                  (12,255)
                                                                                   ---------               ----------
                                                                                      19,059                   54,056
                                                                                   ---------               ----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . .      (62,226)                 (36,360)
   Proceeds from acquisition, net of negative non-cash working capital
      of $3,532 acquired  . . . . . . . . . . . . . . . . . . . . . . . . . . .           --                   13,600
   Proceeds from sale of property and equipment . . . . . . . . . . . . . . . .        1,179                   12,748
   Sale of (investment in) marketable securities. . . . . . . . . . . . . . . .       17,825                   (3,505)
   Sale of (investment in) unconsolidated affiliate and equity securities . . .        3,187                     (263)
   Payments to minority interest holders, net . . . . . . . . . . . . . . . . .           --                   (4,478)
                                                                                   ---------               ----------
                                                                                     (40,035)                 (18,258)
                                                                                   ---------               ----------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
   Payment of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .         (260)                    (279)
   Dividends paid on preferred stock. . . . . . . . . . . . . . . . . . . . . .       (8,879)                  (9,574)
   Issuance of common stock, net of preferred conversion payment. . . . . . . .       (1,163)                   2,380
   Payment of short-term debt . . . . . . . . . . . . . . . . . . . . . . . . .       (5,724)                  (1,566)
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,401)                    (136)
                                                                                   ---------               ----------
                                                                                     (18,427)                  (9,175)
                                                                                   ---------               ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . . . . . . . .          227                      (94)
                                                                                   ---------               ----------

DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . .      (39,176)                  26,529
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . . . . . . . . . . . . . .       95,163                   69,177
                                                                                   ---------               ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . . . . . . . . . . . . . .    $  55,987               $   95,706
                                                                                   =========               ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   5,781               $    5,852
      Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   4,357               $    3,094
   Noncash investing and financing activities:
      Triton acquisition with common stock. . . . . . . . . . . . . . . . . . .    $   1,500               $    5,169
      Triton acquisition with notes payable . . . . . . . . . . . . . . . . . .    $      --               $    4,000
      Triton acquisition, minority interest assumed . . . . . . . . . . . . . .    $      --               $    5,392



                   See notes to interim financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
     (DOLLAR AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 1 -- BASIS OF ACCOUNTING

    The Consolidated Balance Sheet as of September 30, 1995 of Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company"), the related Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 1995 and 1994 and Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These interim financial statements and notes are presented in condensed form as permitted by Form 10-Q.

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

NOTE 2 -- CONVERSION OF $2.25 CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

    In March 1995, an aggregate of 923,862 shares of Noble Drilling's $2.25 Convertible Exchangeable Preferred Stock ("$2.25 Preferred Stock") were converted into 5,006,830 shares of Noble Drilling common stock. The Company paid an aggregate of approximately $1.5 million in cash ("Preferred Conversion Payment") in the first quarter of 1995 in connection with this conversion. In the second quarter of 1995, the Company called for redemption all remaining outstanding shares of the $2.25 Preferred Stock. Of the 2,065,238 shares then outstanding, 2,062,537 were surrendered for conversion and 2,701 were redeemed by the Company, resulting in the Company's issuance of 11,192,359 shares of common stock (including 14,637 shares sold to a standby underwriter).

NOTE 3 - CHANGE IN ACCOUNTING ESTIMATES

    Effective January 1, 1995, the Company revised its estimates of salvage values and remaining depreciable lives of certain rigs to better reflect their economic lives and to be consistent with other similar assets owned by the Company. The effect of this change in estimates was a decrease in the net loss applicable to common shares for the nine-month period ended September 30, 1995 of $3.3 million, or $0.04 per share. If the change in estimates had been made on January 1, 1994, net income applicable to common shares for the nine-month period ended September 30, 1994 would have been increased by approximately $2.5 million, or $0.03 per share.

NOTE 4 - NET INCOME (LOSS) APPLICABLE TO COMMON SHARES PER SHARE

    Net income (loss) applicable to common shares per share has been computed on the basis of the weighted average number of common shares and, where dilutive, common share equivalents outstanding during the indicated periods. The calculation of net income (loss) applicable to common shares per share assuming full dilution was antidilutive; therefore, fully diluted amounts are not presented. The Preferred Conversion Payment of approximately $1.5 million in March 1995 was accounted for as a reduction of net earnings applicable to common shares for purposes of calculating the net loss per common share. This accounting treatment increased the net loss applicable to common shares per share from $0.10 to $0.12 for the nine-month period ended September 30, 1995.

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

    On April 22, 1994, the Company acquired all of the issued and outstanding shares of common stock (the "Shares") of Triton Engineering Services Company ("Triton") pursuant to the terms of the Stock Purchase Agreement dated April 22, 1994 ("Triton Acquisition"). In consideration for the Shares, the Company paid $4,085,000 in cash, issued promissory notes in the aggregate amount of $4,000,000 and issued 751,864 shares of Noble Drilling common stock valued at $5,169,000. The promissory notes were paid on October 21, 1994. In addition, the Company has a contingent obligation on April 22, 1996 to pay additional consideration of up to 254,551 shares of Noble Drilling common stock. As of September 30, 1995, the Company has recorded a liability of $1.5 million related to this obligation. The Triton Acquisition has been accounted for under the purchase method, and accordingly, the operating results have been included in the consolidated operating results since the date of acquisition.

    The following table summarizes certain unaudited pro forma condensed consolidated results of operations information that gives effect to the Triton Acquisition as if this transaction had occurred on January 1, 1994.

                                                                               NINE MONTHS
                                                                                 ENDED
                                                                           SEPTEMBER 30, 1994
                                                                           ------------------
Operating revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 290,711
Net income applicable to common shares  . . . . . . . . . . . . . . . . .       $  13,535
Net income applicable to common shares per share  . . . . . . . . . . . .       $    0.17

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

    As of September 30, 1995, the Company classified all of its debt securities, with original maturities of three months or more, as available for sale. These investments are classified as marketable securities within current assets on the accompanying consolidated balance sheets. The following table highlights information applicable to the Company's investments classified as available for sale as of September 30, 1995:

                                                                                            NET
                                                      AMORTIZED                         UNREALIZED
    DEBT SECURITY/MATURITY                              COST          FAIR VALUE         (LOSSES)
    ----------------------                           ---------        ----------       ------------
Corporate Obligations:
 Mature within 1 year. . . . . . . . . . . . .       $   1,521        $     1,520      $       (1)
 Mature after 1 year through 5 years . . . . .           2,136              2,120             (16)
                                                     ---------       ------------      ----------
                                                         3,657              3,640             (17)
                                                     ---------       ------------      ----------
U.S. Government Obligations:
 Mature within 1 year  . . . . . . . . . . . .           6,505              6,408             (97)
 Mature after 1 year through 3 years . . . . .          13,562             13,279            (283)
                                                     ---------       ------------      ----------
                                                        20,067             19,687            (380)
                                                     ---------       ------------      ----------
Total  . . . . . . . . . . . . . . . . . . . . .     $  23,724       $     23,327      $     (397)
                                                     =========       ============      ==========

    An allowance for unrealized losses has been included as a reduction of shareholders' equity. Total realized losses related to short-term investments for the nine-month period ended September 30, 1995 amounted to $15,000.

    The Company categorizes its investments in marketable equity securities of $6.7 million as trading securities and such investments are classified as current assets and are recorded at fair value at September 30, 1995. Total net unrealized and realized gains related to these equity investments for the nine-month period ended September 30, 1995 were $699,000 and $275,000, respectively. Total net unrealized and realized gains related to these equity investments for the three-month period ended September 30, 1995 were $486,000 and $28,000, respectively.

                                                                      FORM 10-Q

NOTE 7 - SUPPLEMENTAL LOSS PER SHARE DISCLOSURE

    Assuming that all shares of $2.25 Preferred Stock had been converted on January 1, 1995 (see Notes 2 and 4 above), the supplemental primary net loss applicable to common shares per share for the nine months ended September 30, 1995 would have changed from $0.12 to $0.08. Supplemental fully diluted net loss applicable to common shares per share for the nine months ended September 30, 1995 is the same as supplemental primary net loss applicable to common shares per share since the effect of the conversion is anti-dilutive.

NOTE 8 - STOCKHOLDER RIGHTS PLAN

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

NOTE 9 - SUBSEQUENT EVENT

    On November 3, 1995, the Company entered into a financing agreement for a period of 18 months related to the renewal of its Marine Package, Protection and Indemnity, and Excess Liability insurances. The insurance premium aggregated $17.4 million at a variable interest rate starting at 6.23%. The financing agreement calls for a cash down payment of $1.6 million and monthly payments of $974,175 beginning December 1, 1995.

                                                                       FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

THE COMPANY

    The Company's offshore fleet at September 30, 1995 consisted of 44 rigs, comprising 32 jack-up drilling rigs, eight submersible rigs and four posted barges. As of September 30, 1995, the offshore fleet was diversified geographically as follows: U.S. Gulf - 27 rigs; Mexican Gulf - one rig; West Africa - 10 rigs; Venezuela - four rigs; Qatar - one rig; and India - one rig. Subsequently, the Company commenced preparation of one rig to be mobilized from the U. S. Gulf to Senegal, Africa. The Company's offshore operations also include labor contracts for drilling and workover activities covering 14 rigs operating in the U.K. sector of the North Sea and one rig operating in the Middle East. These rigs are not owned or leased by the Company. Through its wholly owned subsidiary, Triton Engineering Services Company ("Triton"), the Company provides turnkey drilling services and other engineering and consulting services to the oil and gas industry. The Company's land drilling operations are conducted principally in Canada, Texas and Louisiana with an active fleet of 20 land drilling rigs.

    On November 3, 1995, the Company completed the purchase of two 300-foot independent leg jack-up rigs, the Azteca and the Maya, for a total of approximately $10.1 million in cash.

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

    During late 1992, U.S. natural gas prices improved, resulting in greater demand and higher dayrates for drilling rigs. Increasing U.S. natural gas prices resulted in significant improvements in the U.S. Gulf of Mexico ("U.S. Gulf") rig demand and dayrates during the second half of 1993. Declining world oil prices during this period reduced rig demand outside the U.S. Gulf. As a result of declining international rig demand and improved market conditions in the U.S. Gulf, certain contractors mobilized rigs from international markets to the U.S. Gulf in late 1993 and early 1994. The increased supply of drilling rigs in the U.S. Gulf more than offset the increased level of U.S. Gulf rig demand during 1994 and the first half of 1995, causing dayrates to deteriorate. Some improvement in dayrates has occurred during the third quarter of 1995.

    U.S. natural gas prices have declined from a several year high in February 1994 to a low which had not existed since mid-1992, and have remained relatively flat since September 1994. Oil prices have improved slightly during the same period. The average dayrate charged by the Company in the first nine months of 1995 in the U.S. Gulf was 14 percent lower than the average dayrate charged by the Company in the first nine months of 1994. If the price of natural gas remains at current levels indefinitely, the Company's dayrates and utilization rates in the U.S. Gulf could be adversely affected. The Company also believes that, absent further improvement in rig demand outside the U.S. Gulf, the supply of rigs in the U.S. Gulf could continue to cause pressure on dayrates and utilization levels of the Company's rig fleet through 1995 and into 1996. The Company cannot predict either the future level of demand for its drilling services or future conditions in the offshore contract drilling industry.

       A major portion of the Company's revenues has been attributable to international operations. Revenues from international sources accounted for approximately 48 percent of the Company's operating revenues for both the nine-month period ended September 30, 1995 and the year ended December 31, 1994.

       Currently, the Company has seven offshore drilling units under contract and two offshore drilling rigs available for bidding in Nigeria. The Company maintains war and political risk insurance (covering physical damage or loss up to the insured value of each rig), subject, in the case of certain coverages, to immediate termination upon the occurrence of certain events or upon termination by the underwriter on seven days' notice. Revenues from drilling activities in Nigeria accounted for approximately 12 percent and 13 percent, respectively, of the Company's operating revenues for the nine-month period ended September 30, 1995 and the year ended December 31, 1994. No assurance can be given that the political and economic climate in Nigeria will remain stable or that it will not worsen.

                                                                       FORM 10-Q


    The Company began to operate in Venezuela in late 1993. The Company's operations commenced with four rigs under long-term contracts with Lagoven, a subsidiary of the government-owned oil company of Venezuela. The contracts with Lagoven relative to these four rigs expired in the first quarter of 1995. The Company has subsequently contracted two of the four rigs with Lagoven under new long-term contracts terminating in the year 2000. A third rig completed refurbishment in the third quarter of 1995 and has commenced work under a long-term contract with Shell de Venezuela S.A. This contract extends through June 1997. The Company's fourth rig in Venezuela is currently operating on a well-to-well basis for Lagoven. The Company is actively pursuing long-term commitments for this rig in Venezuela and elsewhere. In recent periods, the Venezuelan economy has experienced high inflation and a shortage of foreign currency. During a banking crisis in July 1994, the Venezuelan government imposed a program of currency exchange controls and taxes on certain financial transactions that temporarily limited the ability of the government-owned oil companies and their affiliates to make payment in U.S. dollars or other hard currencies to oilfield service contractors. The Company's operations have not been materially affected, and the Company continues to receive timely payment for its services in U.S. dollars. Although timely U.S. dollar payments are currently being made to the Company, future exchange control actions of the Venezuelan government could adversely affect the Company's operations in Venezuela. Revenues from drilling activities in Venezuela accounted for approximately 10 and nine percent, respectively, of the Company's operating revenues for the nine-month period ended September 30, 1995 and the year ended December 31, 1994.

    At the beginning of 1995, the Company had two rigs under long-term contracts offshore Mexico. During the second quarter of 1995, both contracts expired. The Company currently has one drilling unit working under a term contract in the Bay of Campeche, Mexico. Mobilization of the second rig to offshore Qatar was completed during the third quarter of 1995, and this rig has been awarded a three-year term contract commencing during the fourth quarter of 1995.

SELECTED FINANCIAL INFORMATION

    The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues for the periods indicated.

                                                     THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------      -------------------------------
                                                        1995                 1994               1995               1994
                                                     ----------           -----------      -----------         -----------
Operating revenues
  Contract drilling services
     International offshore . . . . . . . . . . . .      27.8%               24.6%              28.0%              30.2%
     Domestic offshore  . . . . . . . . . . . . . .      24.0                28.5               23.7               33.2
     International land . . . . . . . . . . . . . .       1.3                 4.9                4.5                5.3
     Domestic land  . . . . . . . . . . . . . . . .       3.9                 2.2                3.6                2.5
  Labor contract drilling services. . . . . . . . .       8.6                 9.4               11.2               10.4
  Turnkey drilling services . . . . . . . . . . . .      28.5                27.6               24.1               16.0
  Engineering and consulting services . . . . . . .       4.6                 1.1                3.4                0.9
  Other revenue . . . . . . . . . . . . . . . . . .       1.3                 1.7                1.5                1.5
                                                       ------              ------             ------             ------
                                                        100.0               100.0              100.0              100.0
Operating costs (1) . . . . . . . . . . . . . . . .     (73.0)              (71.7)             (75.1)             (68.7)
Depreciation and amortization . . . . . . . . . . .     (10.7)              (10.4)             (11.1)             (11.1)
Selling, general and administrative . . . . . . . .     (12.6)              (15.7)             (12.7)             (13.3)
Minority interest . . . . . . . . . . . . . . . . .       0.1                 0.1                0.1               (0.1)
                                                       ------              ------             ------             ------
Operating income  . . . . . . . . . . . . . . . . .       3.8                 2.3                1.2                6.8
Interest expense  . . . . . . . . . . . . . . . . .      (3.6)               (3.3)              (3.7)              (3.5)
Interest income . . . . . . . . . . . . . . . . . .       1.6                 1.5                1.8                1.5
Other, net  . . . . . . . . . . . . . . . . . . . .       1.0                 3.5                0.7                5.7
                                                       ------              ------             ------             ------
Income before income tax  . . . . . . . . . . . . .       2.8                 4.0                0.0               10.5
Income tax provision. . . . . . . . . . . . . . . .      (0.1)               (1.4)              (1.1)              (1.8)
                                                       ------              ------             ------             ------
Net income (loss) . . . . . . . . . . . . . . . . .       2.7                 2.6               (1.1)               8.7
Preferred Stock dividends . . . . . . . . . . . . .      (1.8)               (3.3)              (2.3)              (3.6)
                                                       ------              ------             ------             ------
Net income (loss) applicable to common shares . . .       0.9%               (0.7%)             (3.4%)              5.1%
                                                       ======              ======             ======             ======


  (1) Consists of operating costs and expenses other than depreciation and amortization, selling, general and administrative, and minority interest.

                                                                       FORM 10-Q



RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

    OPERATIONAL REVIEW. During the three-month period ended September 30, 1995 (the "Current Quarter"), the Company generated operating revenues of $84.7 million compared to $98.1 million during the three-month period ended September 30, 1994 (the "Comparable Quarter"). The decrease in operating revenues was primarily due to a softer market in the U.S. Gulf, lower international utilization, and the effect of strategic relocation of assets into international markets.

    The utilization rate for the Company's domestic offshore rig fleet was 84 percent in the Current Quarter compared to 87 percent in the Comparable Quarter. The Company's international offshore rig utilization rate decreased to 71 percent during the Current Quarter from 79 percent in the Comparable Quarter due to the relocation of assets noted above. At September 30, 1995, the Company had 15 rigs under labor contracts on operator-owned rigs in its international operations compared to 16 rigs at the end of the Comparable Quarter. The Company's domestic land rig utilization rate was 78 percent in the Current Quarter as compared to 46 percent in the Comparable Quarter. The utilization rate for the Company's international land rig fleet decreased to 21 percent in the Current Quarter compared to 87 percent in the Comparable Quarter. The decrease in international land utilization was due primarily to fluctuation in natural gas prices and seasonal activity.

    Gross margins from contract drilling operations were $14.9 million, or 31 percent of contract drilling revenues, in the Current Quarter as compared to $20.6 million, or 35 percent of drilling revenues, in the Comparable Quarter. The decrease in gross margins was principally due to fewer operating days and lower average dayrates from the domestic contract drilling operations. Labor contract gross margins were $1.8 million, or 24 percent of labor contract revenues, in the Current Quarter compared to $2.1 million, or 23 percent of labor contract revenues, in the Comparable Quarter. Turnkey drilling operations gross margins decreased to $3.7 million, or 15 percent of turnkey drilling revenues, in the Current Quarter compared to gross margins of $4.4 million, or 16 percent of turnkey drilling revenues, in the Comparable Quarter.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses were $9.1 million in the Current Quarter as compared to $10.2 million in the Comparable Quarter, a decrease of 11 percent. In the first quarter of 1995, estimated salvage values and remaining depreciable lives of certain rigs were adjusted to better reflect their remaining economic lives and to be consistent with other similar assets held by the Company. The effect of this change in accounting estimates was an increase to the Current Quarter net income applicable to common shares of approximately $1.1 million, or $0.01 per share.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $10.6 million in the Current Quarter compared to $15.4 million in the Comparable Quarter. The 31 percent decrease in SG&A expenses was principally attributable to reductions in overhead achieved as a result of restructuring and consolidation efforts which commenced in the fourth quarter of 1994. Reported SG&A costs include field office expenses of $6.8 million in the Current Quarter compared to $7.9 in the Comparable Quarter.

    INTEREST INCOME (EXPENSE). Interest expense, net of interest income, was $1.7 million in the Current Quarter, unchanged from the Comparable Quarter.

    OTHER, NET. Other, net was $831,000 in the Current Quarter as compared to $3.4 million in the Comparable Quarter. The decrease in other, net was due primarily to $3.1 million of net gains on the Company's marketable securities in the Comparable Quarter.

    TAX. Income tax provision for the Current Quarter was $52,000 compared to $1.4 million in the Comparable Quarter. The Current Quarter income tax provision includes a tax benefit of $800,000 resulting from the application of carry-back losses from the Current Quarter to pre-1995 taxable income.

                                                                       FORM 10-Q


RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

    OPERATIONAL REVIEW. During the nine-month period ended September 30, 1995 (the "Current Period"), the Company generated operating revenues of $243.7 million compared to $264.6 million during the nine-month period ended September 30, 1994 (the "Comparable Period"). The eight percent decline in operating revenues was primarily due to a decrease in offshore contract drilling services revenues, partially offset by revenues of Triton, which was acquired in April 1994.

    The utilization rate for the Company's domestic offshore rig fleet was 80 percent in the Current Period, unchanged from the Comparable Period. The Company's international offshore rig utilization rate decreased to 74 percent during the Current Period from 83 percent in the Comparable Period. At September 30, 1995, the Company had 15 rigs under labor contracts on operator-owned rigs in its international operations compared to 16 rigs at the end of the Comparable Period. The Company's domestic land rig utilization rate was 69 percent in the Current Period as compared to 47 percent in the Comparable Period. The utilization rate for the Company's international land rig fleet decreased to 55 percent in the Current Period from 76 percent in the Comparable Period.

    Gross margins from contract drilling operations were $47.2 million, or 32 percent of contract drilling revenues, in the Current Period as compared to $68.0 million, or 36 percent of drilling revenues, in the Comparable Period. The decrease in gross margins was principally due to fewer operating days and lower average dayrates from the contract drilling operations in the Current Period. Labor contract gross margins were $6.8 million, or 25 percent of labor contract revenues, in the Current Period compared to $5.9 million, or 21 percent of labor contract revenues, in the Comparable Period. Turnkey drilling operations gross margins were $4.0 million, or seven percent of turnkey drilling revenues, in the Current Period compared to a gross margin of $7.1 million, or 17 percent of turnkey drilling revenues, in the Comparable Period. This decrease was primarily due to losses resulting from operational issues.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses were $26.9 million in the Current Period as compared to $29.5 million in the Comparable Period. The decrease of $2.6 million was due to a change in accounting estimates. In the first quarter of 1995, estimated salvage values and remaining depreciable lives of certain rigs were adjusted to better reflect their remaining economic lives and to be consistent with other similar assets held by the Company. The effect of this change in accounting estimates was a decrease in the Current Period net loss applicable to common shares of approximately $3.3 million, or $0.04 per share.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $31.0 million in the Current Period compared to $35.3 million in the Comparable Period. The decrease was principally due to reductions in overhead achieved as a result of restructuring and consolidation efforts which commenced in the fourth quarter of 1994. Reported SG&A costs include field office expenses of $19.6 million in the Current Period compared to $17.3 million in the Comparable Period.

    INTEREST INCOME (EXPENSE). Interest expense, net of interest income, was $4.7 million in the Current Period compared to $5.3 million in the Comparable Period. This net decrease of $600,000 was principally due to higher average interest rates earned on the Company's investments in the Current Period.

    OTHER, NET. Other, net was $1.8 million in the Current Period as compared to $15.1 million in the Comparable Period. The decrease in other, net was primarily due to an $8.0 million gain on the sale of a drilling unit, a net gain of $3.1 million related to the Company's marketable securities and a gain of $1.6 million from the recovery of a previously written-off note receivable in the Comparable Period.

    TAX. Income tax provision for the Current Period was $2.7 million compared to $4.7 million for the Comparable Period. The Current Period income tax provision includes a tax benefit of $800,000 resulting from application of carry-back losses from the Current Period to pre-1995 taxable income.

                                                                       FORM 10-Q



LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

    The Company had working capital of $115.8 million and $157.9 million as of September 30, 1995 and December 31, 1994, respectively. The decrease in working capital was primarily due to increased capital expenditures during the Current Quarter. The ratio of current assets to current liabilities at September 30, 1995 was 2.56:1 as compared to 2.92:1 at December 31, 1994. The ratio of long-term debt to total debt plus shareholders' equity was 0.20:1 at September 30, 1995, compared to 0.19:1 at December 31, 1994.

    At September 30, 1995, the Company had cash, cash equivalents, restricted cash and investments in marketable debt securities of $80.2 million and had $26.0 million of funds available under various lines of credit. The Company expects to generate positive cash flow from operations for the remainder of 1995 and the first nine months of 1996, assuming no material decrease in demand for contract drilling and turnkey services. The Company will continue to have cash requirements for debt principal and interest payments and preferred dividends, when and if declared. For the remainder of 1995 and the first nine months of 1996, debt principal and interest payments are estimated to be approximately $14.1 million. Cumulative dividends on the $1.50 Preferred Stock for the remainder of 1995 and the first nine months of 1996 are approximately $6.0 million. The Company expects to fund these obligations, totaling $20.1 million, out of cash and short-term investments as well as cash expected to be provided by operations.

    Capital expenditures for the remainder of 1995 and the first nine months of 1996 are planned to aggregate approximately $85.0 million, of which the majority are discretionary and relate to upgrades of equipment which management considers desirable to improve the marketability of the fleet, but which could be deferred if necessary. These capital expenditures will be funded from operating cash flows to the extent available, existing cash balances and/or available lines of credit.

CREDIT FACILITIES AND LONG-TERM DEBT

    At September 30, 1995, the Company had lines of credit totaling $31.0 million and letter of credit facilities totaling $5.0 million, subject to the Company's maintenance of certain levels of collateral. Based on levels of collateral at September 30, 1995, the Company had $26.0 million available under these lines of credit and $2.7 million available to support the issuance of letters of credit.

    In connection with the initial construction of the NN-1, the predecessor of NN-1 Limited Partnership issued U.S. Government Guaranteed Ship Financing Sinking Fund Bonds, of which $1.8 million was outstanding at September 30, 1995. Interest and principal is payable semi-annually on June 15 and December 15 of each year with interest at 8.95 percent, and the bonds mature in 1998. The bonds are secured by the vessel, and the applicable security agreement contains certain restrictions, among others, on distributions to partners, dispositions of assets, and the provision of services to related parties. In addition, there are minimum working capital, net worth and long-term debt to net worth requirements applicable to NN-1 Limited Partnership. The Company's sharing percentage in NN-1 Limited Partnership's distributions from operations is generally 90 percent.

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

  (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

                                                                       FORM 10-Q



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NOBLE DRILLING CORPORATION




DATE:  November 10, 1995                     /S/ JAMES C. DAY
                                  -------------------------------------------
                                  JAMES C. DAY, Chairman, President and
                                  Chief Executive Officer



DATE:  November 10, 1995                    /S/ BYRON L. WELLIVER
                                  ------------------------------------------
                                  BYRON L. WELLIVER,
                                  Senior Vice President-Finance,
                                  Treasurer and Controller
                                  (Principal Financial and Accounting Officer)

                                                                       FORM 10-Q



                               INDEX TO EXHIBITS



       EXHIBIT
       NUMBER                                        EXHIBIT
       --------         --------------------------------------------------------
         27             Financial Data Schedule.