Form 10-K405
period 1995-12-31
NOBLE DRILLING CORP
filed 1996-03-14
CIK 777201

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

           FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                         Commission file number: 0-13857

                           NOBLE DRILLING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                  73-0374541
----------------------------------     ----------------------------------------
   (State of incorporation)            (I.R.S. employer identification number)

             10370 RICHMOND AVENUE, SUITE 400, HOUSTON, TEXAS 77042
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 974-3131
       ------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

              NONE
----------------------------------    -----------------------------------------
        Title of each class           Name of each exchange on which registered

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE
          $1.50 CONVERTIBLE PREFERRED STOCK, PAR VALUE $1.00 PER SHARE
                         PREFERRED STOCK PURCHASE RIGHTS
          ------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

         Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

         Aggregate market value of Common Stock held by nonaffiliates as of March 4, 1996: $770,050,560

         Number of shares of Common Stock outstanding as of March 4, 1996:
94,462,850


                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

         (1) Proxy statement for the 1996 annual meeting of stockholders -
Part III

                                TABLE OF CONTENTS

                                                                                                      PAGE
==========================================================================================================
PART      ITEM 1.      BUSINESS.....................................................................     1
I                 General...........................................................................     1
                  Business Strategy.................................................................     1
                  Acquisition of Assets.............................................................     1
                  Recent Developments...............................................................     1
                       Letter of Intent to Purchase Assets of Neddrill..............................     1
                       Asset Rationalization Program................................................     2
                       Linn Richardson Damage.......................................................     2
                  Rig Utilization...................................................................     2
                  Drilling Contracts................................................................     2
                  Offshore Drilling Operations......................................................     3
                       International Contract Drilling..............................................     3
                       Domestic Contract Drilling...................................................     3
                       Labor Contracts..............................................................     3
                  Land Drilling Operations..........................................................     4
                  Turnkey Drilling and Engineering Services ........................................     4
                  Competition and Risks.............................................................     4
                  Governmental Regulation and Environmental Matters ................................     5
                  Employees.........................................................................     6
                  Financial Information About Foreign and Domestic Operations.......................     6
          ITEM 2.      PROPERTIES...................................................................     6
                  Drilling Rig Fleet................................................................     6
                       Offshore Drilling Rigs.......................................................     6
                       Land Drilling Rigs...........................................................     9
                  Facilities........................................................................    10
          ITEM 3.      LEGAL PROCEEDINGS............................................................    10
          ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................    10

          EXECUTIVE OFFICERS OF THE REGISTRANT......................................................    10

==========================================================================================================
PART      ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
II                     STOCKHOLDER MATTERS..........................................................    11
          ITEM 6.      SELECTED FINANCIAL DATA......................................................    12
          ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS..........................................    13
          ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................    18
          ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE..........................................    41

==========================================================================================================
PART      ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................    41
III       ITEM 11.     EXECUTIVE COMPENSATION.......................................................    41
          ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............    41
          ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................    41

==========================================================================================================
PART      ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..............    42
IV
          SIGNATURES................................................................................    43



                                      (i)

                                     PART I


ITEM 1.       BUSINESS

GENERAL

         Noble Drilling Corporation is a leading provider of diversified services for the oil and gas industry worldwide. The Company's activities include offshore and land drilling services, turnkey drilling services and engineering and production management services. The Company's drilling fleet is broadly diversified, allowing it to work in a variety of operating conditions.

         Noble Drilling Corporation ("Noble Drilling") was organized as a Delaware corporation in 1939. Noble Drilling and its predecessors have been engaged in the contract drilling of oil and gas wells for others domestically since 1921 and internationally during various periods since 1939. As used herein, unless otherwise required by the context, the term "Noble Drilling" refers to Noble Drilling Corporation and the term "Company" refers to Noble Drilling and its consolidated subsidiaries.

BUSINESS STRATEGY

         The Company's business strategy has been to expand its international and deepwater offshore capabilities through acquisitions, redeployments and rig modifications, and to position itself in geologically promising areas. The Company has actively pursued its strategy in recent years. During 1995, the Company increased its international presence by transferring two independent leg jackup rigs and one mat slot rig from the U.S. Gulf of Mexico to the West Coast of Africa. The Company also transferred one of its two rigs located in Mexico to Qatar during 1995. The domestic land drilling operations of the Company have become less significant as the Company has emphasized its offshore and international operations.

         The offshore contract drilling industry has, in recent years, experienced a series of asset sales and consolidations among drilling contractors, and the Company expects this trend to continue as drilling contractors position themselves strategically in the market. The Company, from time to time, has discussions with third parties regarding asset acquisitions or business combinations and intends to continue to consider business opportunities that it believes promote this business strategy.

         The Company's revenues are balanced between international and domestic sources. The following table sets forth, for the periods indicated, the percentages of international and domestic operating revenues:

                                                          Year Ended December 31,
                                         --------------------------------------------------------
                                         1995         1994         1993         1992         1991
                                         ----         ----         ----         ----         ----
OPERATING REVENUES
         International............        49%         48%          53%           73%          50%
         Domestic.................        51%         52%          47%           27%          50%


ACQUISITION OF ASSETS

         In October 1995, the Company purchased two jackup drilling units and related equipment for a total of $10,100,000 in cash. The Azteca, which the Company plans to rename the Gene Rosser after the pending purchase of that rig is completed, and the Maya are both Levingston 111, 300-foot, independent leg jackup rigs. The Azteca is currently located in a shipyard undergoing refurbishment and conversion to a cantilever rig. The Maya is scheduled to commence such refurbishment and cantilever modification in the second quarter of 1996.

RECENT DEVELOPMENTS

   LETTER OF INTENT TO PURCHASE ASSETS OF NEDDRILL

         On March 13, 1996, the Company entered into a letter of intent with Royal Nedlloyd N.V. and its wholly owned subsidiary, Neddrill Holding B.V. and its subsidiaries (collectively, "Neddrill"), to acquire the assets, including $25,000,000 in net working capital, and the personnel used by Neddrill in its offshore contract drilling, accommodation and other oil and gas exploration and production related service businesses. The purchase price would be $300,000,000 in cash plus 5,000,000 shares of Noble Drilling common stock. The Company currently plans to access the public securities markets to finance the cash portion of the purchase price.

         Neddrill's operations are managed from its headquarters in Rotterdam, The Netherlands. Its fleet includes two dynamically positioned drillships, one of which is currently operating in Angola, the second in Brazil; one second generation semisubmersible rig operating in the North Sea, and six harsh environment jackup drilling rigs (five operating in the North Sea and one in Argentina). Neddrill operates a third dynamically positioned drillship in which it owns a partial interest through a joint venture arrangement. In addition, the Company would acquire rights, under a bareboat charter, to a seventh harsh environment jackup rig operating as a hotel accommodation unit in the North Sea. All the above units are currently under contract, with commitments extending through 1997 to 2001, depending on the unit.

         Negotiations have reached the stage that justifies the expectation that an agreement on the proposed acquisition can be reached. Notices have been given by Nedlloyd to the Social and Economic Council in The Netherlands and the Central Works Council of Nedlloyd in accordance with applicable laws, regulations and practices in The Netherlands.

         Consummation of the acquisition is subject to customary due diligence, execution and delivery of an agreement of sale and purchase, financing being obtained by the Company, and satisfaction of customary closing conditions expected to be contained in the agreement of sale and purchase.

   ASSET RATIONALIZATION PROGRAM

         Consistent with the Company's plan to focus on deepwater drilling, the Company has sold one of its posted barge units (Gus Androes) and has contracted to sell a second posted barge unit (Gene Rosser). The closing of the sale of this second barge unit is scheduled to occur on or before March 29, 1996.

         The Company plans to use the net proceeds from these sales, together with working capital if needed, to enhance the deepwater capability of its fleet. On February 26, 1996, the Company purchased the Odin Explorer, to be renamed the Gus Androes, a 300-foot independent leg cantilevered jackup rig located offshore Sharjah, U.A.E. This rig has been stacked and will require substantial refurbishment prior to being returned to service. In addition, the Company received notification on March 6, 1996 of acceptance of its offer to purchase the rig Dana, a 250-foot independent leg cantilevered jackup rig, which is currently under a management contract in Qatar.

   LINN RICHARDSON DAMAGE

         On December 15, 1995, the Linn Richardson, a 250-foot mat slot rig, lost overboard approximately 200 feet of leg while under tow to perform a contract offshore Senegal, Africa. On the following day, the rig lost overboard approximately 240 feet of a second leg which also caused damage to equipment and facilities on the deck of the rig. Pursuant to a preliminary assessment plan developed jointly by the Company and its insurance underwriters, the third leg of the rig has been removed and the rig has been towed to the U.S. Gulf of Mexico where a complete evaluation will take place. A charge of $1,778,000 related to the cost of mobilizing the rig to Senegal was accrued in the fourth quarter of 1995. This amount represents management's best estimate of the total loss. Management does not believe this incident will have any other material adverse effect on its financial condition or results of operations.

RIG UTILIZATION

         The following table sets forth the average rig utilization rates for the Company's rig fleet for the periods indicated:

                                                          Year Ended December 31,
                                         --------------------------------------------------------
                                         1995         1994         1993         1992         1991
                                         ----         ----         ----         ----         ----
AVERAGE RIG UTILIZATION RATES (1)
Offshore
         International...............    75%          82%          73%          99%          72%
         Domestic....................    84%          82%          89%          45%          67%
Land
         International ..............    53%          77%          43%          22%          41%
         Domestic....................    69%          51%          39%          48%          32%

------------------------

(1) Information reflects the policy of the Company to report utilization rates based on the number of actively marketed rigs owned in the fleet. During the periods presented, the Company purchased and sold certain drilling rigs. Utilization rates for the periods prior to sales and purchases of such rigs have not been adjusted.

DRILLING CONTRACTS

         The Company's drilling contracts are obtained through competitive bidding or as a result of negotiations with customers. Contracts for land rigs are normally for a single well, while contracts involving offshore drilling frequently are for a period of time and may involve several wells. The Company's offshore drilling is normally contracted on a dayrate basis, except for its turnkey operations (see "Business - Turnkey Drilling and Engineering Services"). Land drilling is performed on either a dayrate or a footage basis. The risk of loss to the Company on wells drilled on a turnkey or footage basis is significantly higher than on wells drilled on a dayrate basis.

OFFSHORE DRILLING OPERATIONS

         The Company's offshore drilling operations are conducted worldwide. Principal regions of operations currently include the Gulf of Mexico, West Africa, Venezuela and, to a lesser extent, India, Mexico and Qatar. The offshore fleet consisted of 46 rigs, comprising 35 jackup drilling rigs, eight submersible rigs and three posted barges at February 26, 1996. For information regarding recent changes in the composition of the Company's fleet, see "Business - Recent Developments."

         In 1995, one of the Company's customers, Lagoven, a subsidiary of the government-owned oil company of Venezuela, accounted for approximately 11 percent of the Company's total operating revenues.

   INTERNATIONAL CONTRACT DRILLING

         The Company's international offshore contract drilling operations are conducted in Nigeria, Venezuela, Qatar, Zaire, Mexico, and India. At February 26, 1996, the Company's international offshore contract drilling fleet consisted of 19 rigs, of which 15 were working under contract, one was available for bidding, one was under contract for sale, one was in the shipyard, and one was under evaluation following damages sustained during transportation.

         In 1995, approximately 55 percent of the Company's international offshore contract drilling revenues was derived from contracts with major oil and gas companies, 37 percent from government-owned companies and the balance from contracts with independent operators.

         The Company has seven jackup rigs and two posted barges located along the West Coast of Africa. Six of the jackup rigs are under long-term contracts extending through dates ranging from December 1996 to June 1998, with major oil companies. The seventh jackup rig is available for work. The two posted barges are under contract through June 1996. A third posted barge has been transported recently from Nigeria to Singapore in connection with its impending sale.

         The Company has four jackup rigs located in Venezuela. Three of these rigs are under long-term contracts extending through dates ranging from July 1997 to June 2000. The fourth is working under a well-to-well contract.

         The Company also has a jackup rig working in Qatar under a long-term contract that expires in 1998, a jackup rig working in India under a long-term bareboat charter agreement that expires in September 1996 and a jackup rig working in Mexico under a long-term contract that expires in November 1996. The recently purchased Odin Explorer is located in Sharjah, U.A.E.

   DOMESTIC CONTRACT DRILLING

         The Company's domestic offshore contract drilling fleet consisted of 27 rigs at February 26, 1996, of which 18 were working under contract, two were being refurbished, and seven were being held in various stages of readiness to enter the marketplace. The Company continually evaluates the economics of re-entering the market with these rigs and expects to do so when conditions warrant.

         Two of the Company's independent slot rigs, the Eddie Paul and the John Sandifer, completed refurbishment projects in 1995. The Eddie Paul was converted to an Extended Reach Cantilever ("ERC") rig to enable this unit to drill over larger platforms. This rig's legs were extended from 467 feet to 500 feet to increase the water depth capacity to approximately 390 feet. A top drive drilling system and cascading mud system were also installed on this rig. The modifications make the Eddie Paul the largest rig in the Gulf of Mexico in terms of cantilever reach and one of the largest in terms of water depth. The John Sandifer was converted to a cantilever rig with a top drive system and cascading mud system to make the rig more versatile. The total cost of these two projects approximated $35,134,000 over 1994 and 1995. Both rigs were contracted for work prior to completion of shipyard work and have been under contract since departure from the shipyard.

         In 1995, approximately 55 percent of the Company's domestic offshore contract drilling revenues was derived from contracts with major oil and gas companies and the remaining 45 percent was derived from contracts with independent operators.

   LABOR CONTRACTS

         The Company's offshore operations also include labor contracts for drilling and workover activities covering 13 rigs operating in the U.K. North Sea and one offshore rig operating in Qatar. These rigs are not owned or leased by the Company. Under its labor contracts, the Company provides the personnel necessary to manage and perform the drilling operations from drilling platforms owned by the operator. The contracts are generally renewable no more frequently than on an annual basis. After drilling operations are completed, workover operations usually become an important element of each platform's activity. Thus, drilling contractor crews usually remain on the platform until a field is depleted by production.

         The Company was awarded a contract in 1994 by Hibernia Management and Development Company Ltd. for offshore production drilling and related services. The contract calls for the Company to commission, operate and maintain two state-of-the-art platform rigs to be installed on the concrete gravity-based structure that will be used to develop the Hibernia field off the coast of Newfoundland. The Company established an office in St. Johns, Newfoundland in late 1994. A team of six experienced personnel are employed in St. Johns and are presently participating in the preparation of operating, equipment maintenance and procedures manuals, and the procurement of equipment. Commissioning of the drilling and related equipment will commence in May 1996 through November 1996. The gravity-based structure is scheduled for tow out to location in May 1997, with commencement of the first well scheduled to occur in early September 1997. The Company has a five-year contract with Hibernia with an option for a five-year extension. It is anticipated that the Company will have approximately 120 employees assigned to this project at its peak in 1997.

LAND DRILLING OPERATIONS

         The Company's land drilling operations are conducted in Canada, Texas and Louisiana. At February 26, 1996, 19 of the Company's 46 land rigs were available for active bidding by the Company. Of these 19 rigs, 10 were located in the United States and nine were located in Canada. Thirteen of the 19 actively-marketed rigs were operating under contract and six were available for bidding at that date. Twenty-seven rigs were stacked and not being actively marketed. The remaining net book value of these stacked rigs is not material. The Company's domestic land drilling operations have become less significant as the Company has emphasized its offshore and international operations.

TURNKEY DRILLING AND ENGINEERING SERVICES

         Through its wholly owned subsidiary, Triton Engineering Services Company ("Triton"), the Company provides turnkey drilling, drilling project management, drilling and completion planning and design, specialized drilling tools and services, and contract engineering and consulting manpower. Turnkey drilling, Triton's major service, involves the coordination of all equipment, materials, services and management to drill a well to a specified depth, for a fixed price. Under turnkey drilling contracts, Triton bears the financial risk of delays in the completion of the well. In providing its services, Triton can use drilling rigs owned either by the Company or by a third party, depending on availability. The drilling of a turnkey well is generally completed within 30 to 50 days. Twenty-seven wells were completed by Triton in 1995 compared to 35 wells for 1994. Seven of the 35 wells were completed prior to the Company's acquisition of Triton in April 1994. Revenues from turnkey drilling services represented 22 percent and 16 percent of consolidated operating revenues in 1995 and 1994, respectively. The revenue percentage for 1994 consists of Triton's revenues from the time of the acquisition in April 1994 through year end 1994.

         The Company provides engineering services relating primarily to the design of drilling equipment for offshore development and production services and to the recertification of oilfield equipment. The Company works, on a contract basis, with operators and prime construction contractors of drilling and production platforms in the design of drilling equipment configurations aimed at optimizing the operational efficiency of developmental drilling by maximizing platform space utilization and load capability.

         Through its operations in Venezuela, the Company provides engineering services in the form of an alliance program with Lagoven. The Company utilizes its own drilling rigs and employs Triton personnel for the engineering and operating expertise.

COMPETITION AND RISKS

         The contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. Although conditions in recent years in the oil and gas industry have precipitated consolidation of industry participants, there remains an oversupply of drilling equipment. As a consequence, there has been intense competition for available drilling contracts resulting in much equipment being idle for long periods of time and generally unfavorable terms and prices for contract drilling. Certain competitors of the Company may have access to greater financial resources than the Company.

         Competition in contract drilling involves numerous factors, including price, the experience of the work force, rig availability and suitability, efficiency, condition of equipment, operating integrity, reputation, industry standing and customer relations. Price is the major consideration in most markets, especially with respect to domestic drilling. The Company believes it competes favorably with respect to all these factors. The acquisition of Triton has enabled the Company to compete more effectively in the turnkey drilling market. Competition is primarily on a regional basis and may vary significantly by region at a particular time. Demand for land and offshore drilling equipment is also dependent on the exploration and development programs of oil and gas producers, which are in turn influenced by the financial condition of such producers, by general economic conditions and prices of oil and gas, and, from time to time, by political considerations and policies.

         It is impracticable to estimate the number of competitors of the Company. Many independent drilling contractors in recent years have sought protection from creditors under bankruptcy laws or have combined with other companies as a result of the depressed conditions in the contract drilling industry. Although this has reduced the total number of competitors, management of the Company believes that competition for drilling contracts will continue to be intense for the foreseeable future.

         The Company follows a policy of keeping its equipment well maintained and technologically competitive. However, its equipment could be made obsolete by the development of new techniques and equipment. In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct the Company's business, such as drill pipe, have occurred from time to time in the past, and such shortages could occur again.

         The Company's operations are subject to the many hazards inherent in the drilling business, including blowouts, cratering, fires and collisions or groundings of offshore equipment, which could cause substantial damage to the environment. In addition, the Company's operations are subject to damage or loss from adverse weather and seas. These hazards could cause personal injury and loss of life, suspend drilling operations or seriously damage or destroy the property and equipment involved and, in addition to environmental damage, could cause substantial damage to producing formations and surrounding areas. Although the Company maintains insurance against many of these hazards, such insurance is subject to substantial deductibles and provides for premium adjustments based on claims. It also excludes certain matters from coverage, such as loss of earnings on certain rigs. Also, while the Company generally obtains indemnification from its customers for environmental damage with respect to offshore drilling, such indemnification is generally only in excess of a specified amount, which typically ranges from $100,000 to $250,000.

         In the case of the turnkey drilling operations, the Company maintains insurance against pollution and environmental damage in amounts ranging from $5,000,000 to $50,000,000 depending on location, subject to self-insured retentions of $25,000 to $1,000,000. Under turnkey drilling contracts, Triton generally assumes the risk of pollution and environmental damage, but on occasion receives indemnification from the customer for environmental and pollution liabilities in excess of Triton's pollution insurance coverage. Further, Triton is not insured against certain drilling risks that could result in delays or nonperformance of a turnkey drilling contract, although it generally maintains insurance against delays related to loss of well control. Triton typically obtains contractual indemnification from the drilling contractors that provide the rigs for Triton's turnkey drilling operations for pollution arising from certain acts of such contractors.

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

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

         Many aspects of the Company's operations are affected by domestic and foreign political developments and are subject to numerous governmental regulations that may relate directly or indirectly to the contract drilling industry. The regulations applicable to the Company's operations include certain provisions that regulate the discharge of materials into the environment or require remediation of contamination, under certain circumstances. Usually these environmental laws and regulations impose "strict liability," rendering a person liable without regard to negligence or fault on the part of such person. Such environmental laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed.

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

         The Company has made and will continue to make expenditures to comply with environmental requirements. The Company does not believe that it has to date expended material amounts in connection with such activities or that compliance with such requirements will have a material adverse effect upon its capital expenditures, results of operations or competitive position. Although such requirements do have a substantial impact upon the energy and energy services industries, generally they do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the energy services industry.

         The Company believes that insurance in place and indemnities the Company generally seeks to include in its drilling contracts provide the Company with an appropriate degree of protection from liability resulting from current governmental regulation that might have a material adverse effect on the Company, including environmental regulation. However, notwithstanding the indemnity coverage provided to, and insurance coverage carried by, the Company, the occurrence of a significant event not fully indemnified against or insured for or the failure of a customer to meet its indemnification obligations could materially and adversely affect the Company's operations and financial condition.

         The modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and gas for economic, environmental or other reasons could materially and adversely affect the Company's operations by limiting drilling opportunities.

EMPLOYEES

         At December 31, 1995, the Company had approximately 2,977 employees, of whom 56 percent were engaged in international operations and 44 percent were engaged in domestic operations. Over many years, the Company has developed and maintained a well-trained and experienced workforce.

         The Company is not a party to any collective bargaining agreements that are material to the Company. The Company considers its employee relations to be satisfactory.

         Although there continues to be an oversupply of drilling equipment industry-wide, shortages of supplies and equipment, as well as qualified personnel for rig crews, have occurred from time to time in the past. A substantial increase in demand for oilfield services could make it more difficult to retain and recruit qualified rig crew members without significant increases in compensation.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Information regarding operating revenues, operating income and loss, and identifiable assets attributable to each of the Company's geographic areas of operations for the last three fiscal years is presented in Note 15 of Notes to Consolidated Financial Statements included elsewhere herein.

ITEM 2.       PROPERTIES

DRILLING RIG FLEET

     OFFSHORE DRILLING RIGS

         The Company's offshore drilling rig fleet consisted of 35 jackup rigs, eight submersible rigs and three posted barges at February 26, 1996. Each type of rig is described further below. There are several factors that determine the type of rig most suitable for a particular job, the more significant of which include the water depth and bottom conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth.

         Seventeen of the Company's 46 offshore rigs have a top drive unit, and the Company has three additional top drive units which have not been installed on rigs. A top drive unit is a technologically-advanced drilling tool used in many drilling applications both offshore and on land. Twenty-eight of the Company's 46 offshore rigs are equipped with cascading solids control systems. A cascading solids control system is a highly efficient method for controlling the solids in drilling mud, the use of which enhances removal of well bore cuttings and results in better bit performance and reduced mud conditioning costs to the operator. In addition, ten of the Company's 46 offshore rigs are equipped with zero discharge capability.

         JACKUP RIGS. The Company had 35 jackup rigs in the fleet at February 26, 1996. Jackup rigs are mobile self-elevating drilling platforms equipped with legs which can be lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a mat attached to the bottom of them in order to provide a more stable foundation in soft bottom areas. Twenty-two of the Company's jackup rigs are independent leg rigs and 13 are mat supported rigs. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water and drilling operations are conducted with the hull in its raised position. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Slot type jackup rigs are configured for the drilling operations to take place through a slot in the hull. The Company's jackup rigs are capable of drilling to a maximum depth of 25,000 feet in water depths ranging between 8 and 390 feet, depending on the jackup rig.

         SUBMERSIBLE RIGS. The Company had eight submersibles in the fleet at February 26, 1996. Submersible rigs are mobile drilling platforms which are towed to the drill site and submerged to drilling position by flooding the lower hull until it rests on the sea floor, with the upper deck above the water surface. The Company's submersible rigs are capable of drilling to a maximum depth of 30,000 feet in water depths ranging between 12 and 100 feet, depending on the submersible rig.

         POSTED BARGES. The Company had three posted barges in the fleet at February 26, 1996. Use of the posted barge is not part of the Company's long-term strategic objectives. See "Business - Business Strategy" and "Business
- Recent Developments."

         The following table sets forth certain information concerning the Company's offshore drilling rig fleet at February 26, 1996. The table does not include 14 offshore rigs owned by operators for which the Company had labor contracts as of February 26, 1996. Unless otherwise indicated, the Company owns and operates the rigs included in the table.

                             OFFSHORE DRILLING RIGS

                                                               YEAR           WATER       MAXIMUM
                                                             BUILT OR         DEPTH      DRILLING
NAME                    MAKE                  TYPE (1)      REBUILT (2)      RATING        DEPTH       LOCATION        STATUS (3)
-------------------     -----------------     --------      -----------      ------      --------      --------        ----------
                                                                             (FEET)       (FEET)
JACKUP RIGS
Eddie Paul(4)           MLT 84-E.R.C.            IC          1995   R          390        25,000       U.S. Gulf       Active
Coral Sea               MLT 53-S                 IS          1972              320        25,000       U.S. Gulf       Stacked
Nimitz                  MLT 84-S                 IS          1975              300        25,000       U.S. Gulf       Stacked
Carl Norberg            MLT Class 82-C           IC          1976              250        20,000       Venezuela       Active
Charles Copeland(4)     MLT Class 82-SD-C        IC          1995   R          250        20,000       Venezuela       Active
Earl Frederickson       MLT Class 82-SD-C        IC          1979              250        20,000       Venezuela       Active
Ed Noble(4)             MLT Class 82-SD-C        IC          1990   R          250        20,000       Nigeria         Active
Lloyd Noble(4)          MLT Class 82-SD-C        IC          1990   R          250        20,000       Nigeria         Active
Tom Jobe(4)             MLT Class 82-SD-C        IC          1982              250        25,000       U.S. Gulf       Active

Azteca                  Levingston 111-C         IC          1996   R          300        20,000       U.S. Gulf       Shipyard
Ed Holt(5)              Levingston 111-C         IC          1994   R          300        25,000       India           Active
John Sandifer(4)        Levingston 111-C         IC          1995   R          300        25,000       U.S. Gulf       Active
Maya                    Levingston 111-C         IC          1996   R          300        20,000       U.S. Gulf       Shipyard
Odin Explorer(9)        Levingston 111-C         IC          1996   R          300        25,000       Sharjah         Shipyard
Sam Noble(4)            Levingston 111-C         IC          1982              300        25,000       Mexican Gulf    Active

George McLeod(4)        F&G L-780 MOD II         IC          1995   R          300        25,000       Qatar           Active
Percy Johns(4)          F&G L-780 MOD II         IC          1995   R          300        25,000       Nigeria         Active
Roy Butler(4)(6)        F&G L-780 MOD II         IC          1982              300        25,000       Zaire           Active
Tommy Craighead(4)      F&G L-780 MOD II         IC          1990   R          300        25,000       Nigeria         Active

Johnnie Hoffman(4)      Baker Marine BMC 300     IC          1993   R          300        25,000       U.S. Gulf       Active
Dick Favor              Baker Marine BMC 150     IC          1993   R          150        20,000       Venezuela       Active
Don Walker(4)           Baker Marine BMC 150     IC          1982              150        20,000       Nigeria         Active

Marvin Winters          Bethlehem JU-250         MC          1982              250        20,000       U.S. Gulf       Active
Duke Hinds              Bethlehem JU-200         MC          1990   R          200        25,000       U.S. Gulf       Active
Frank Lamaison          Bethlehem JU-200         MC          1982              200        20,000       U.S. Gulf       Active
Mac McCoy               Bethlehem JU-200         MC          1982              200        20,000       U.S. Gulf       Active
Red McCarty             Bethlehem JU-200         MC          1982              200        25,000       U.S. Gulf       Active
W.T. Johnson            Bethlehem JU-200         MC          1982              200        20,000       U.S. Gulf       Active

Cecil Forbes            Bethlehem JU-300         MS          1974              300        20,000       U.S. Gulf       Stacked
Cliff Matthews          Bethlehem JU-250         MS          1976              250        20,000       U.S. Gulf       Active
Frank Reiger            Bethlehem JU-250         MS          1975              250        20,000       U.S. Gulf       Stacked
Jack Clark(8)           Bethlehem JU-250         MS          1974              250        20,000       U.S. Gulf       Active
Jim Bawcom              Bethlehem JU-250         MS          1981              250        25,000       U.S. Gulf       Active
Linn Richardson         Bethlehem JU-250         MS          1994   R          250        20,000       In transit      Damage
                                                                                                                       Assessment
NN-1(7)                 Bethlehem JU-45          MS          1990   R           45        20,000       Nigeria         Available

SUBMERSIBLE RIGS
Amos Runner(4)          Column Stabilized                    1982              100        25,000       U.S. Gulf       Active
Jim Thompson            Column Stabilized                    1993              100        25,000       U.S. Gulf       Active
Max Smith               Column Stabilized                    1980              100        25,000       U.S. Gulf       Active
Paul Romano(4)          Column Stabilized                    1981              100        30,000       U.S. Gulf       Active
Paul Wolff              Column Stabilized                    1981              100        30,000       U.S. Gulf       Active
Joe Alford              Column Stabilized                    1982               85        25,000       U.S. Gulf       Stacked
Lester Pettus           Column Stabilized                    1982               85        25,000       U.S. Gulf       Stacked
Fri Rodli               Column Stabilized                    1979               70        25,000       U.S. Gulf       Stacked

POSTED BARGES
Lewis Dugger(4)         Ideco E 3000                         1990   R           18        30,000       Nigeria         Active
Gene Rosser             National 1625 DE                     1990   R           18        25,000       In transit      Sale Pending
Chuck Syring(4)         Oilwell E 3000                       1990   R           18        25,000       Nigeria         Active

------------------------
(1)    Type codes are defined as follows:
       IC .... Independent Leg Cantilevered jackup rig
       IS .... Independent Leg Slot jackup rig
       MC .... Mat Supported Cantilevered jackup rig
       MS .... Mat Supported Slot jackup rig
(2) Rigs designated with an "R" were modified, refurbished, or otherwise upgraded in such year by capital expenditures in an amount material to the net book value of such rig.

                                        (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(3) Rigs listed as "active" were operating under contract and rigs listed as "available" were available for bidding as of February 26, 1996. Rigs listed as "stacked" were not operating under contract and were either in need of expenditures to reactivate or not being actively marketed at such date. Rigs listed as "shipyard" are undergoing refurbishment. The rigs listed as "stacked" were protected at the time of deactivation, utilizing procedures recommended by the original equipment manufacturer. A rig that has undergone this deactivation procedure generally takes less cost and lead time in order to be returned to active service than a rig that has not undergone such procedure.

(4)    Equipped with a top drive unit.

(5) Bareboat chartered to a third party under which the Company maintains operating control of the rig.

(6) Although the rig is designed to drill in a maximum water depth of 300 feet, the rig is currently equipped with legs adequate to drill in approximately 125 feet of water. The Company has fabricated an additional 120 feet of legs, which will be installed in 1996.

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

(8)    Reactivation project completed in January 1996.

(9)    Purchased February 26, 1996.

   LAND DRILLING RIGS

         The Company's land drilling fleet consists of 46 rigs, of which 19 are being or can be actively bid by the Company. See "Business - Land Drilling Operations." Intended well depth, drill site conditions and drilling applications are the principal factors in determining the size and type of land rig to be used for a particular job. Of the 19 actively bid rigs in the fleet, seven are mechanical and 12 are electric. Mechanical land rigs transmit the engine power to the rig equipment through converters, compounds, chains and V-belts. Electric land rigs transmit the engine power to rig equipment through generators and electric cables to electric motors on the rig components.

         The following table sets forth certain information concerning the Company's 19 actively bid land drilling rigs at February 26, 1996. The table does not include 27 mothballed or stacked rigs.

                               LAND DRILLING RIGS

                                                                    MAXIMUM
                                                      YEAR         DRILLING
NAME                   MAKE/TYPE                      BUILT          DEPTH     LOCATION                STATUS (1)
-------------------    -------------------------    ---------      --------    ------------------      ----------
                                                                    (FEET)
International
Canada
OW-842                 Oilwell/Electric               1980         20,000      Newfoundland            Active
N-134                  National/Electric              1977         20,000      Alberta                 Available
E-1501                 Emsco/Electric                 1980         18,000      Alberta                 Active
E-1502                 Emsco/Electric                 1977         18,000      British Columbia        Available
OW-762                 Oilwell/Electric               1981         15,000      British Columbia        Active
OW-763                 Oilwell/Electric               1981         15,000      Alberta                 Active
N-821                  National/Mechanical            1980         15,000      Alberta                 Available
GD-501                 Gardner Denver/Mechanical      1979          9,000      Alberta                 Active
GD-502                 Gardner Denver/Mechanical      1979          9,000      British Columbia        Active

Domestic
Gulf Coast Land
OW-23                  Oilwell/Electric               1981         25,000      Texas                   Active
OW-24                  Oilwell/Electric               1981         25,000      Texas                   Available
OW-841                 Oilwell/Electric               1982         20,000      Texas                   Active
S-101                  Superior/Electric              1981         15,000      Texas                   Available
S-102                  Superior/Electric              1981         15,000      Texas                   Available
N-815                  National/Electric              1982         15,000      Texas                   Active
N-818                  National/Mechanical            1981         15,000      Texas                   Active
N-611                  National/Mechanical            1980         12,500      Texas                   Active
N-612                  National/Mechanical            1981         12,500      Texas                   Active
N-614                  National/Mechanical            1981         12,500      Texas                   Active

                                                    (FOOTNOTE ON FOLLOWING PAGE)

------------------------

(1) Rigs listed as "active" were operating under contract and rigs listed as "available" were available for bidding at February 26, 1996.

         Noble Canada Ltd. owns nine land rigs, five of which are pledged as collateral to secure a $1,000,000 credit facility of such company. There was no amount outstanding under such facility at December 31, 1995.

FACILITIES

         The Company's principal executive offices are located in Houston, Texas, and leased through the year 2000. The Company also leases administrative and marketing offices, and sites used primarily for storage, maintenance and repairs for drilling rigs and equipment in Williston, North Dakota; Evanston and Casper, Wyoming; New Orleans and Lafitte, Louisiana; Calgary and St. Johns, Canada; Warri, Lagos and Port Harcourt, Nigeria; Aberdeen, Scotland; Maracaibo and Cuidad Ojeda, Venezuela; and Doha, Qatar.

         The Company owns certain tracts of land, including office and administrative buildings, warehouse facilities and a manufacturing facility, in Harris and Waller Counties, Texas; Lafayette, Shreveport and Bayou Black, Louisiana; Nisku, Canada; Aberdeen, Scotland; and Tulsa and Oklahoma City, Oklahoma.

ITEM 3.       LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or of which certain of its property is the subject. The Company is involved in certain routine litigation incidental to the business of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of March 4, 1996 with respect to the executive officers of Noble Drilling.

       NAME                        AGE                                    POSITION
       ----                        ---                                    --------


James C. Day                       52                 Chairman, President and Chief Executive Officer
                                                      and Director

Byron L. Welliver                  50                 Senior Vice President - Finance, Treasurer and Controller

Julie J. Robertson                 40                 Corporate Secretary and Vice President - Administration of
                                                      Noble Drilling Services Inc.


         James C. Day has served as Chairman of Noble Drilling since October 22, 1992, and as President and Chief Executive Officer since January 1, 1984. From January 1983, until his election as President and Chief Executive Officer, Mr. Day served as Vice President of Noble Drilling. Prior to 1983, Mr. Day served as Vice President and Assistant Secretary of Noble Affiliates, Inc. He has been a director of Noble Drilling since 1984. Mr. Day is also a director of Global Industries Limited, Noble Affiliates, Inc., and the YMCA of Greater Houston.

         Byron L. Welliver has served as Senior Vice President - Finance of Noble Drilling since April 1989, as Treasurer of Noble Drilling since July 1986, and as Controller of Noble Drilling since September 1994. Mr. Welliver had served as Controller from April 1989 to April 1991. From July 1986 to April 1989, he also served as Vice President - Finance for Noble Drilling. He joined Noble Drilling in October 1985, as Controller. Prior to joining Noble Drilling, Mr. Welliver served consecutively as Tax Manager, Controller and Treasurer of Noble Affiliates, Inc. beginning in March 1981.

         Julie J. Robertson has served as Corporate Secretary of Noble Drilling since December 1993, and as Vice President - Administration of Noble Drilling Services Inc. since September 1994. From January 1989 to September 1994, Ms. Robertson served consecutively as Manager of Benefits and Director of Human Resources. Prior to 1989, she served in the capacities of Risk and Benefits Manager and Marketing Services Coordinator for Bawden Drilling Inc. Ms. Robertson joined Bawden Drilling Inc. in 1979.

                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

       Noble Drilling's Common Stock, par value $.10 per share ("Common Stock"), is traded in the Nasdaq National Market under the symbol "NDCO." The following table sets forth for the periods indicated the high and low sales prices of the Common Stock as reported in the Nasdaq National Market. Application has been made to list the Common Stock and the $1.50 Convertible Preferred Stock on the New York Stock Exchange.

                                                        HIGH             LOW
                                                       -------         --------
1995
       First quarter...............................    $ 6 1/2         $ 5
       Second quarter..............................      7 7/8           5 7/8
       Third quarter...............................      8 3/8           6 5/16
       Fourth quarter..............................      9 1/8           6 1/2

1994
       First quarter...............................    $ 9 1/8         $ 6 3/8
       Second quarter..............................      8               6 3/8
       Third quarter...............................      8 3/8           6 1/4
       Fourth quarter..............................      7 5/8           5 1/4

       The Company has not paid any cash dividends on the Common Stock since becoming a publicly held corporation in October 1985, and does not anticipate paying dividends on the Common Stock at any time in the foreseeable future. The outstanding $1.50 Convertible Preferred Stock of the Company has priority as to dividends over the Common Stock, and no dividend (other than dividends payable solely in Common Stock) may be declared, paid or set apart for payment on the Common Stock unless all accrued and unpaid dividends on such preferred stock have been paid or declared and set apart for payment. Furthermore, certain provisions of the indenture governing the Company's 9 1/4% Senior Notes Due 2003 issued in 1993 restrict the Company's ability to pay cash dividends on the Common Stock.

       At March 4, 1996, there were 2,360 record holders of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------
                                                        1995         1994         1993          1992        1991
                                                     ---------    ---------     --------     --------     ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA(1)
Operating revenues.............................      $ 327,968    $ 351,988     $264,531     $184,166     $ 230,151
Operating costs(2)............................         240,102      243,208      178,684      135,252       179,490
Depreciation and amortization(3)...............         36,492       39,519       28,886       27,248        30,052
Selling, general and administrative............         40,139       47,606       28,284       30,716        32,684
Restructuring charges/asset write-downs(4).....              -        3,661            -       21,120        11,134
Minority interest..............................           (214)        (169)        (232)          89            78
                                                     ---------    ---------     --------     --------     ---------
Operating income (loss)........................         11,449       18,163       28,909      (30,259)      (23,287)
Interest expense...............................        (12,156)     (12,351)      (8,038)     (13,274)      (20,411)
Interest income................................          5,323        5,640        2,497        3,276         2,155
Other income, net..............................            250       15,743        1,047        3,675         4,786
                                                     ---------    ---------     --------     --------     ---------
Income (loss) from continuing operations before
   income taxes and extraordinary item.........          4,866       27,195       24,415      (36,582)      (36,757)
Income tax provision...........................         (3,272)      (5,672)      (3,333)      (3,396)       (2,417)
                                                     ---------    ---------     --------     --------     ---------
Income (loss) from continuing operations.......          1,594       21,523       21,082      (39,978)      (39,174)
Discontinued operations........................              -            -            -       (3,372)       (1,815)
Extraordinary item(5)..........................              -            -        1,770            -         4,978
                                                     ---------    ---------     --------     --------     ---------
Net income (loss)..............................          1,594       21,523       22,852      (43,350)      (36,011)
Preferred stock dividends......................         (7,199)     (12,764)      (7,936)      (6,728)         (721)
                                                     ---------    ---------     --------     --------     ---------
Net (loss) income applicable to common shares..      $  (5,605)   $   8,759     $ 14,916     $(50,078)    $ (36,732)
                                                     =========    =========     ========     ========     =========
Net (loss) income applicable to common shares
   per share(6)(9).............................      $   (0.08)   $    0.11     $   0.22     $  (1.05)    $   (0.81)
Weighted average common shares outstanding.....         89,736       77,576       66,923       47,762        45,554

BALANCE SHEET DATA (AT END OF PERIOD)(1)
Working capital (deficit)(7)...................      $ 101,623    $ 157,885     $150,535     $ 42,993     $  (3,239)
Property and equipment, net....................      $ 542,978    $ 493,322     $482,029     $338,382     $ 384,182
Total assets...................................      $ 741,392    $ 739,889     $696,553     $456,529     $ 560,987
Long-term debt.................................      $ 129,923    $ 126,546     $127,144     $ 87,280     $  73,145
Total debt(8)..................................      $ 142,133    $ 132,790     $127,690     $114,477     $ 182,784
Shareholders' equity...........................      $ 523,493    $ 527,611     $516,770     $301,634     $ 324,367

OTHER DATA(1)
Cash dividend per common share.................      $    0.00    $    0.00     $   0.00     $   0.00     $    0.00
Capital expenditures...........................      $  87,428    $  55,834     $173,501     $  5,997     $ 129,986

-------------------

(1) The Selected Financial Data presents the restatement of the Company's historical financial statements for 1994 and prior periods to reflect the 1994 merger of Chiles Offshore Corporation ("Chiles") into Noble Offshore Corporation ("NOC"), a wholly-owned subsidiary of the Company, which was accounted for as a pooling of interests. The Selected Financial Data also includes the acquisition of Triton in April 1994 and the October 1993 acquisition of nine offshore rigs and associated assets from The Western Company of North America, both of which were accounted for under the purchase method.

(2) Consists of operating costs and expenses other than depreciation and amortization, selling, general and administrative, minority interest, restructuring charges and write-down of assets charges.

(3) Effective January 1, 1995, the Company revised its estimates of salvage values and remaining depreciable lives of certain rigs. The effect of this change was a reduction to depreciation and amortization of $6,160,000, or $0.07 per common share for the year ended December 31, 1995.

(4) Consists of provisions resulting from write-downs of certain assets, facility consolidation costs and, to a lesser extent, severance costs.

(5) Consists of a gain on extinguishment of debt in 1993 and a gain on an insurance settlement in 1991.

(6) Net (loss) income applicable to common shares per share before extraordinary item was $0.20 and $(0.92) for the years ended December 31, 1993 and 1991, respectively. Loss applicable to common shares per share from discontinued operations was $(0.07) and $(0.04) for the years ended December 31, 1992 and 1991, respectively.

(7) Chiles reclassified $50,500,000 of its outstanding indebtedness from long-term to current liabilities in 1991.

                                         (footnotes continued on following page)

       This reclassification was made because as of December 31, 1991, Chiles anticipated not being able to remain in compliance, and subsequently was not able to remain in compliance, with all of the terms of its debt agreements.

(8) Consists of short-term debt and current installments of long-term debt and long-term debt.

(9) Includes the $0.02 per share effect of the March 1995 preferred conversion payment related to the conversion of 923,862 shares of the Company's $2.25 Convertible Exchangeable Preferred Stock. The payment of $1,524,000 was accounted for as a reduction of net earnings applicable to common shares when calculating the net loss per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       The following discussion is intended to assist in understanding the Company's financial position as of December 31, 1995 and 1994, and its results of operations for each of the three years in the period ended December 31, 1995. Reference is also made to the Consolidated Financial Statements and the Notes thereto, included elsewhere herein, which should be read in conjunction with this discussion.

       For information regarding a proposed acquisition by the Company, see "Business - Recent Developments - Letter of Intent to Purchase Assets of Neddrill."

OUTLOOK

       The Company's operating strategy has been to pursue drilling opportunities in the U.S. and various international markets. Worldwide drilling conditions vary substantially from region to region; however, the Company operates in many markets where there is a demand for offshore rigs. During late 1992, U.S. natural gas prices improved, resulting in greater demand and higher dayrates for drilling rigs. Increasing U.S. natural gas prices resulted in significant improvements in the U.S. Gulf of Mexico ("U.S. Gulf") rig demand and dayrates during the second half of 1993. Declining world oil prices during this period reduced rig demand outside the U.S. Gulf. As a result of declining international rig demand and improved market conditions in the U.S. Gulf, many contractors mobilized rigs from international markets to the U.S. Gulf in late 1993 and early 1994. The increased supply of drilling rigs in the U.S. Gulf more than offset the increased level of U.S. Gulf rig demand during 1994 and the first half of 1995, causing increased pressure on dayrates. By mid-year 1995, rig demand in the international arena began to strengthen. Improved political stability and strengthened world oil prices caused more favorable market conditions which led the Company to mobilize rigs out of the U.S. Gulf of Mexico to international markets. Simultaneously, the U.S. Gulf of Mexico market strengthened due to improved gas prices, subsalt drilling, and deepwater drilling.

       The Company anticipates that the domestic offshore market will experience significant activity levels in the first two quarters of 1996. However, the Company is cautious and does not predict these robust levels to continue all year. The international market is anticipated to remain strong, assuming oil prices remain at current levels and the political environment remains stable. If the price of natural gas decreases in the near future, the Company's dayrates and utilization rates in the U.S. Gulf could be adversely affected. The Company can predict neither the future level of demand for its drilling services nor the future conditions in the offshore contract drilling industry.

       The Company had seven offshore drilling rigs under contract and one offshore drilling rig available for bidding in Nigeria at February 26, 1996. The contracts under which the seven rigs are operating each contain provisions permitting the operator to suspend operations in the event of force majeure and to terminate the contract if the force majeure continues; however, no operator has elected to suspend operations pursuant to these provisions. The Company maintains war and political risk insurance (covering physical damage or loss up to the insured value of each rig), subject, in the case of certain coverages, to immediate termination upon certain events or upon termination by the underwriter on seven days' notice. In recent periods, the Nigerian economy has experienced high inflation. During these periods, the Company's operations were not materially affected, and the Company received timely payment for its services in U.S. dollars. Revenues from drilling activities in Nigeria accounted for approximately 14 percent and 13 percent, respectively, of the Company's operating revenues in 1995 and 1994.

       The Company began to operate in Venezuela in late 1993 and currently has four rigs located in that country. Three jackup rigs were under contract with Lagoven, a subsidiary of the government-owned oil company of Venezuela, and one jackup rig was under contract with Shell Venezuela S.A. as of February 26, 1996. In recent periods, the Venezuelan economy has experienced high inflation and a shortage of foreign currency. During a banking crisis in July 1994, the Venezuelan government imposed a program of currency exchange controls and taxes on certain financial transactions that temporarily limited the ability of the government-owned oil companies and their affiliates to make payment in U.S. dollars or other hard currencies to oilfield service contractors. During this period, the Company's operations were not materially affected, and the Company received timely payment for its services in U.S. dollars. Although timely U.S. dollar payments are currently being made to the Company, future exchange control actions of the Venezuelan government could adversely affect the Company's operations in Venezuela. Revenues from drilling activities in Venezuela accounted for approximately 10 percent of the Company's operating revenues in each of 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

       The Company had working capital of $101,623,000 and $157,885,000 as of December 31, 1995 and 1994, respectively. The decrease in working capital of $56,262,000 was primarily due to 1995 capital expenditures of $87,428,000 offset by cash provided by operating activities. The ratio of current assets to current liabilities at December 31, 1995, was 2.18:1 compared to 2.92:1 at December 31, 1994. The decrease in the current ratio was primarily the result of decreased cash and marketable securities utilized for capital projects during 1995. In addition, the Company had long-term debt related to the financing of the Company's insurance package, of which the short-term portion was $11,690,000 at December 31, 1995. The ratio of long-term debt to long-term debt plus shareholders' equity was 0.20:1 and 0.19:1 at December 31, 1995, and December 31, 1994, respectively.

       The Company continues to have cash requirements for debt interest and principal payments, and for preferred dividends, when and if declared. In 1996, debt interest and principal payments are estimated to be approximately $23,900,000. Cumulative dividends on the 4,025,000 outstanding shares of Noble Drilling's $1.50 Convertible Preferred Stock ("$1.50 Preferred Stock") are estimated to be approximately $6,038,000 for 1996. The Company expects to fund these 1996 obligations of $29,938,000 out of cash and short-term investments as well as cash expected to be provided by operations.

       At December 31, 1995, the Company had planned capital expenditures for 1996 of approximately $66,000,000 related to upgrades of several drilling rigs and replacements of equipment and drill pipe. The Company expects to fund these improvements to its assets out of cash provided by operations, to the extent available, and/or existing cash balances.

     CREDIT FACILITIES AND LONG-TERM DEBT

       On November 3, 1995, the Company entered into a financing agreement with Transamerica Insurance Finance for a period of 18 months related to the renewal of its Marine Package, Protection and Indemnity, and Excess Liability insurance policies. The amount financed totaled $16,561,000 at a fixed interest rate of
6.23 percent.

       On June 16, 1994, the Company entered into a credit agreement with First Interstate Bank of Texas, N.A. for a $25,000,000 revolving credit facility and a $5,000,000 letter of credit facility (see Note 5 of Notes to Consolidated Financial Statements included elsewhere herein). At December 31, 1995, the Company had lines of credit totaling $26,000,000 and letter of credit facilities aggregating $5,000,000, subject to the Company's maintenance of certain levels of collateral. Based on the levels of collateral at December 31, 1995, the Company had $26,000,000 available under these lines of credit and $895,000 available to support the issuance of letters of credit. No amounts were outstanding under the lines of credit at December 31, 1995.

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

       In connection with the initial construction of the NN-1, the predecessor of NN-1 Limited Partnership issued its U.S. Government Guaranteed Ship Financing Sinking Fund Bonds, of which $1,546,000 was outstanding at December 31, 1995. The bonds are secured by the vessel, and the applicable security agreement contains certain restrictions, including restrictions on distributions to partners, dispositions of assets and services to related parties. In addition, there are minimum working capital, net worth and long-term debt to net worth requirements applicable to NN-1 Limited Partnership. The Company's sharing percentage in NN-1 Limited Partnership's distributions from operations is generally 90 percent.

       Minimum principal payments on the long-term debt as described above are $12,210,000 in 1996, $4,417,000 in 1997, $506,000 in 1998, and $125,000,000 due
in 2003.

SUBSEQUENT EVENTS

       In March 1995, Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued. This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted this standard effective January

1, 1996. The Company expects the adoption of this standard to require a charge to net income of approximately $7,000,000 in the first quarter of 1996.

       Subsequent to December 31, 1995, the Company sold for cash a posted barge rig located in the U.S. Gulf of Mexico. The Company will record a gain on the sale of this asset of approximately $4,815,000 in the first quarter of 1996.

RESULTS OF OPERATIONS

       The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues for the periods indicated.

                                                                                      Year Ended December 31,
                                                                               ------------------------------------
                                                                                1995           1994            1993
                                                                               -----          -----           -----
Operating revenues
   Contract drilling services
     International offshore.............................................        29.9%          29.7%           29.8%
     Domestic offshore..................................................        24.7           33.0            44.6
     International land.................................................         4.2            5.6             7.3
     Domestic land......................................................         3.8            2.7             2.8
   Labor contract drilling services.....................................        10.7           10.3            12.9
   Turnkey drilling services............................................        21.7           16.0             -
   Engineering and consulting services..................................         3.4            1.1             0.9
   Other revenue........................................................         1.6            1.6             1.7
                                                                               -----          -----           -----
                                                                               100.0          100.0           100.0
Operating costs
   Contract drilling services...........................................       (42.2)         (45.5)          (55.2)
   Labor contract drilling services.....................................        (8.1)          (8.1)          (10.5)
   Turnkey drilling services............................................       (19.7)         (13.3)            -
   Engineering and consulting services..................................        (2.2)          (0.8)           (0.8)
   Other expense........................................................        (1.0)          (1.4)           (1.1)
Depreciation and amortization...........................................       (11.1)         (11.2)          (10.9)
Selling, general and administrative.....................................       (12.2)         (13.5)          (10.7)
Other income (expense), net(1)..........................................         0.1           (1.0)            0.1
                                                                               -----          -----           -----
Operating income........................................................         3.6            5.2            10.9
Interest expense........................................................        (3.7)          (3.5)           (3.0)
Interest income.........................................................         1.6            1.6             0.9
Other income, net.......................................................         0.1            4.5             0.4
                                                                               -----          -----           -----
Income from continuing operations before
   income tax and extraordinary item....................................         1.6            7.8             9.2
Income tax provision....................................................        (1.0)          (1.6)           (1.3)
                                                                               -----          -----           -----
Income from continuing operations before extraordinary item.............         0.6            6.2             7.9
Extraordinary item......................................................         -              -               0.7
                                                                               -----          -----           -----
Net income..............................................................         0.6            6.2             8.6
Preferred stock dividends...............................................        (2.2)          (3.6)           (3.0)
                                                                               -----          -----           -----
Net (loss) income applicable to common shares...........................        (1.6)%          2.6%            5.6%
                                                                               =====          =====           =====

-------------------

(1) Consists of minority interest in 1995 and 1993 and minority interest and restructuring charges in 1994.

     1995 COMPARED WITH 1994

       OPERATING REVENUES. During 1995, the Company generated operating revenues of $327,968,000 compared to operating revenues of $351,988,000 in 1994. This decrease of $24,020,000 was due primarily to reduced contract drilling services revenue caused by a softening of market conditions in the U.S. Gulf of Mexico and Canada. This decrease was partially offset by increased turnkey engineering and consulting services revenues.

       The Company's contract drilling fleet statistics are shown below.

                                       OPERATING DAYS          AVERAGE DAYRATE
                                    -------------------    ---------------------
                                     1995         1994       1995         1994
                                    ------       ------    --------     --------
CONTRACT DRILLING SERVICES
     Offshore.....................  10,127       11,013    $ 17,698     $ 20,024
     Land.........................   4,453        4,332    $  5,811     $  6,763

       Labor contract drilling services revenue decreased by $1,067,000 due to the decrease in labor contracts and fewer operating days in the U.K.

       Turnkey drilling services revenues were $71,273,000 in 1995, compared to $56,380,000 in 1994, an increase of $14,893,000. Twenty-seven wells were completed in 1995, compared to twenty-eight in 1994. The increase in revenues was due to completion of turnkey wells of longer duration in 1995. In 1995, the average turnkey well was drilled in 50 days compared to the 1994 average of 30 days. Triton's turnkey success ratio deteriorated in 1995, primarily because of significant operational problems on two domestic wells which caused losses of $7,293,000.

       Engineering and consulting revenues increased from $3,796,000 in 1994 to $11,264,000 in 1995. The increase of $7,468,000 is mainly attributable to bonus revenues generated from the alliance program ("Alliance") between the Company and Lagoven, a subsidiary of the government-owned oil company in Venezuela.

       OPERATING COSTS. Operating costs ("Operating Costs") consist of operating costs and expenses other than depreciation and amortization, selling, general and administrative costs, minority interest and restructuring charges. Operating Costs were $240,102,000, or 73 percent of operating revenues, during 1995 compared to $243,208,000, or 69 percent of operating revenues, in 1994. Contract drilling services costs in 1995 decreased $21,769,000 from 1994 as a result of reduced offshore activity levels, primarily in the U.S. Gulf of Mexico and the Bay of Campeche, Mexico.

       Labor contract drilling services costs in 1995 decreased $1,815,000 as compared to 1994. This decrease was due to a reduced number of operating days in 1995 compared to 1994.

       Turnkey drilling services costs increased $17,585,000 during 1995. As noted above, Triton's average turnkey well drilling time increased in 1995, partially due to operational issues on certain domestic wells. These operational issues were also the primary cause of the decline in turnkey profit margins to 10 percent in 1995 compared to 17 percent in 1994.

       Engineering and consulting services costs in 1995 increased $4,353,000 from 1994. This increase was due primarily to the fact that the 1994 costs only include amounts from the date the Company acquired Triton in April 1994 through year end.

       DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses were $36,492,000 in 1995 compared to $39,519,000 in 1994. The decrease of $3,027,000 was primarily due to a change in accounting estimates offset by the effects of 1995 capital spending. Effective January 1, 1995, the estimated salvage values and remaining depreciable lives of certain rigs were adjusted to better reflect their economic lives and to be consistent with other similar assets owned by the Company. The effect of this change in estimate was a decrease in depreciation and amortization of $6,160,000, or $0.07 per share.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $40,139,000 during 1995 as compared to $47,606,000 in 1994, a decrease of $7,467,000. SG&A expenses decreased from 1994 due in part to reductions in overhead achieved as a result of restructuring and consolidation efforts. The 1994 SG&A expenses included approximately $5,300,000 in pooling expenses related to the Chiles Merger.

       RESTRUCTURING CHARGES. A restructuring charge of $3,661,000 related to the Chiles Merger was recorded in 1994 as a result of facility consolidation, including the write-down of certain of the Company's owned properties and, to a lesser extent, severance costs.

       OTHER, NET. Other, net was $250,000 during 1995 compared to $15,743,000 during 1994. This decrease was principally due to the 1994 gain of $8,000,000 on the sale of a drilling rig, net unrealized gains of $4,162,000 on marketable equity investments, and a gain of $1,530,000 on the recovery of a previously written-off note receivable, offset by realized losses on marketable debt securities of $2,199,000.

       INCOME TAX PROVISION. Provisions for income taxes of $3,272,000 and $5,672,000 were recorded in 1995 and 1994, respectively. This decrease was primarily due to a $2,100,000 U.S. separate return year loss carryback benefit recorded by Triton.

       At December 31, 1995, the Company had approximately $6,000,000 in withholding tax receivables related to withholding taxes in Nigeria. Management believes that this amount will be realized by obtaining the required tax certificates from the related operators.

     1994 COMPARED WITH 1993

       OPERATING REVENUES. During 1994, the Company generated operating revenues of $351,988,000 compared to operating revenues of $264,531,000 in 1993. This increase of $87,457,000 was due primarily to the acquisition of Triton and to recording a full year's revenue from the assets purchased from The Western Company of North America in October 1993. The Company's contract drilling fleet statistics are shown below.

                                     OPERATING DAYS          AVERAGE DAYRATE
                                   ------------------     ---------------------
                                    1994        1993        1994         1993
                                   ------       -----     --------     --------
CONTRACT DRILLING SERVICES
     Offshore....................  11,013       9,137     $ 20,024     $ 21,105
     Land........................   4,332       3,464     $  6,763     $  7,449

       Labor contract drilling services revenue increased by $1,729,000 in 1994 due to the increased number of labor contracts compared to 1993.

       Turnkey drilling services revenues were $56,380,000 in 1994, which represents revenue from the date of the acquisition of Triton. Twenty-eight wells were completed in 1994, subsequent to the acquisition of Triton, for average revenues per completed well of approximately $2,000,000.

       The 1994 increases in engineering and consulting services revenues and other revenue of $1,504,000 and $1,345,000, respectively, were primarily due to the Triton acquisition.

       OPERATING COSTS. Operating Costs were $243,208,000, or 69 percent of operating revenues, during 1994, compared to $178,684,000, or 68 percent of operating revenues, in 1993. The increase in Operating Costs is due to the increase in turnkey drilling services expense and the increase in operating days as discussed above.

       DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses were $39,519,000 in 1994, as compared to $28,886,000 in 1993. The increase of $10,633,000 was principally due to a full year's depreciation on the assets purchased from Western in October 1993 and the increase of approximately $35,000,000 in capital expenditures compared to 1993.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $47,606,000 during 1994, as compared to $28,284,000 in 1993, an increase of $19,322,000. SG&A expenses increased from 1993 due to the Triton acquisition ($7,800,000), pooling expenses related to the Chiles Merger ($5,300,000), and a full year of administrative expense from the Venezuela and Zaire operations ($2,800,000), with the balance due to an increased level of corporate personnel.

       RESTRUCTURING CHARGES. A restructuring charge of $3,661,000 related to the Chiles Merger was recorded in 1994 as a result of facility consolidation, including the write-down of certain of the Company's owned properties and, to a lesser extent, severance costs.

       INTEREST EXPENSE, NET OF INTEREST INCOME. Interest expense, net of interest income, was $6,711,000 in 1994, as compared to net interest expense of $5,541,000 in 1993. This increase in net interest expense was due to increased interest expense of $4,313,000 related to the issuance of the Senior Notes in October 1993, partially offset by additional interest income of $3,143,000. The increase in interest income is attributable to the cash proceeds from Chiles' preferred stock offering in October 1993 (see Note 6 of Notes to Consolidated Financial Statements included elsewhere herein).

       OTHER, NET. Other, net was $15,743,000 during 1994, compared to $1,047,000 in 1993. This increase was principally due to a gain of $8,000,000 on the sale of a drilling rig, net unrealized gains of $4,162,000 on marketable equity investments, and a gain of $1,530,000 on the recovery of a previously written-off note receivable, offset by realized losses on marketable debt securities of $2,199,000.

       INCOME TAX PROVISION. Provisions for income taxes of $5,672,000 and $3,333,000 were recorded in 1994 and 1993, respectively. This increase was due to the foreign deferred tax provision of $3,073,000 in 1994, related to the book and tax depreciation differences for the assets deployed in Venezuela and Mexico.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following financial statements are filed in this Item 8:

            Report of Independent Accountants (Price Waterhouse LLP)

            Report of Independent Public Accountants (Arthur Andersen LLP)

            Consolidated Balance Sheets at December 31, 1995 and 1994

            Consolidated Statements of Operations for each of the three years in the period ended December 31, 1995

            Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995

            Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1995

            Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Noble Drilling Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of Noble Drilling Corporation and its subsidiaries (the "Company") at December 31, 1995 and 1994, and the results of their operations and their cash flows for the two years ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Houston, Texas
January 31, 1996, except as to Note 16, which is as of March 13, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Noble Drilling Corporation:

We have audited the accompanying consolidated statements of operations, cash flows and shareholders' equity of Noble Drilling Corporation (a Delaware corporation) and subsidiaries for the year ended December 31, 1993. These financial statements reflect a restatement of the Company's previously reported amounts for the merger with Chiles Offshore Corporation ("Chiles"), see Note 2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Noble Drilling Corporation and subsidiaries (including Chiles) for year ended December 31, 1993, in conformity with generally accepted accounting principles.




                                        ARTHUR ANDERSEN LLP


Houston, Texas
September 15, 1994

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except par value amounts)

                                                                                              DECEMBER 31,
                                                                                        -----------------------
                                                                                           1995          1994
                                                                                        ---------     ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents.........................................................   $  41,307     $  95,163
   Restricted cash...................................................................           -           898
   Investment in marketable equity securities........................................       6,131         9,489
   Investment in marketable debt securities..........................................      17,031        39,673
   Accounts receivable (net allowance of $1,280 and $691)............................      60,251        61,563
   Costs of uncompleted contracts in excess of billings..............................       6,646           841
   Inventories.......................................................................      19,795        14,008
   Other current assets..............................................................      36,851        18,584
                                                                                        ---------     ---------
     Total current assets............................................................     188,012       240,219
                                                                                        ---------     ---------

PROPERTY AND EQUIPMENT
   Drilling equipment and facilities.................................................     871,539       804,445
   Other.............................................................................      23,891        20,461
                                                                                        ---------     ---------
                                                                                          895,430       824,906
                                                                                        ---------     ---------
   Accumulated depreciation..........................................................    (352,452)     (331,584)
                                                                                        ---------     ---------
                                                                                          542,978       493,322
                                                                                        ---------     ---------

OTHER ASSETS.........................................................................      10,402         6,348
                                                                                        ---------     ---------
                                                                                        $ 741,392     $ 739,889
                                                                                        =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Short-term debt and current installments of long-term debt........................   $  12,210     $   6,244
   Accounts payable..................................................................      30,782        34,662
   Accrued payroll and related costs.................................................      13,674        14,888
   Taxes payable.....................................................................      12,953        12,972
   Interest payable..................................................................       2,860         2,853
   Other current liabilities.........................................................      13,910        10,715
                                                                                        ---------     ---------
     Total current liabilities.......................................................      86,389        82,334

LONG-TERM DEBT.......................................................................     129,923       126,546
OTHER LIABILITIES....................................................................       1,338         2,767
MINORITY INTEREST....................................................................         249           631
                                                                                        ---------     ---------
                                                                                          217,899       212,278
                                                                                        ---------     ---------
SHAREHOLDERS' EQUITY
   $2.25 Preferred stock-par value $1; all shares converted or redeemed as of
     December 31, 1995; 15,000 shares authorized; 2,989 issued and outstanding
     as of December 31, 1994.........................................................           -         2,989
   $1.50 Preferred stock-par value $1; convertible; cumulative; redeemable at the option of the Company; aggregate liquidation preference of $100,625; 15,000
     shares authorized; 4,025 issued and outstanding.................................       4,025         4,025
   Common stock-par value $.10; 200,000 shares authorized; 94,548 issued and
     94,483 outstanding in 1995; 78,076 issued and 77,826 outstanding in 1994........       9,455         7,808
   Capital in excess of par value....................................................     589,866       590,733
   Unrealized losses on marketable securities........................................        (115)       (1,847)
   Minimum pension liability.........................................................      (3,403)       (3,825)
   Cumulative translation adjustment.................................................      (2,081)       (2,325)
   Accumulated deficit...............................................................     (73,802)      (68,197)
   Treasury stock, at cost...........................................................        (452)       (1,750)
                                                                                        ---------     ---------
                                                                                          523,493       527,611
                                                                                        ---------     ---------
COMMITMENTS AND CONTINGENCIES........................................................           -             -
                                                                                        ---------     ---------
                                                                                        $ 741,392     $ 739,889
                                                                                        =========     =========


        See accompanying notes to the consolidated financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                           YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        1995        1994         1993
                                                      --------    --------     --------
OPERATING REVENUES
   Contract drilling services......................   $205,110    $249,820     $223,321
   Labor contract drilling services................     35,136      36,203       34,474
   Turnkey drilling services.......................     71,273      56,380            -
   Engineering and consulting services.............     11,264       3,796        2,292
   Other revenue...................................      5,185       5,789        4,444
                                                      --------    --------     --------
                                                       327,968     351,988      264,531
                                                      --------    --------     --------
OPERATING COSTS AND EXPENSES
   Contract drilling services......................    138,340     160,109      146,008
   Labor contract drilling services................     26,540      28,355       27,857
   Turnkey drilling services.......................     64,471      46,886            -
   Engineering and consulting services.............      7,311       2,958        2,083
   Other expense...................................      3,440       4,900        2,736
   Depreciation and amortization...................     36,492      39,519       28,886
   Selling, general and administrative.............     40,139      47,606       28,284
   Restructuring charges...........................          -       3,661            -
   Minority interest...............................       (214)       (169)        (232)
                                                      --------    --------     --------
                                                       316,519     333,825      235,622
                                                      --------    --------     --------
OPERATING INCOME...................................     11,449      18,163       28,909
OTHER INCOME (EXPENSE)
   Interest expense................................    (12,156)    (12,351)      (8,038)
   Interest income.................................      5,323       5,640        2,497
   Other, net......................................        250      15,743        1,047
                                                      --------    --------     --------
INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND EXTRAORDINARY ITEM.............      4,866      27,195       24,415
INCOME TAX PROVISION...............................     (3,272)     (5,672)      (3,333)
                                                      --------    --------     --------
INCOME FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM...............................      1,594      21,523       21,082
                                                      --------    --------     --------
EXTRAORDINARY ITEM.................................          -           -        1,770
                                                      --------    --------     --------
NET INCOME.........................................      1,594      21,523       22,852
PREFERRED STOCK DIVIDENDS..........................     (7,199)    (12,764)      (7,936)
                                                      --------    --------     --------
   NET (LOSS) INCOME APPLICABLE TO COMMON SHARES...   $ (5,605)   $  8,759     $ 14,916
                                                      ========    ========     ========
NET (LOSS) INCOME APPLICABLE TO COMMON SHARES
  PER SHARE:
   Before extraordinary item.......................   $  (0.08)   $   0.11     $   0.20
   Extraordinary item..............................          -           -         0.02
                                                      --------    --------     --------
NET (LOSS) INCOME APPLICABLE TO COMMON
  SHARES PER SHARE.................................   $  (0.08)   $   0.11     $   0.22
                                                      ========    ========     ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........     89,736      77,576       66,923

        See accompanying notes to the consolidated financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                              YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------
                                                                           1995        1994          1993
                                                                         --------    --------     ---------
CASH PROVIDED BY OPERATING ACTIVITIES
   Net income.....................................................       $  1,594    $ 21,523     $  22,852
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization................................         36,492      39,519        28,886
     Gain on sale of assets.......................................           (829)     (9,546)         (785)
     (Gain) loss on foreign exchange..............................           (206)         76           (79)
     Deferred income tax (benefit) provision......................           (449)      3,433             -
     Restructuring charges........................................              -       3,661             -
     Extraordinary item...........................................              -           -        (1,770)
     Other........................................................            132      (6,009)          227
     Changes in current assets and liabilities:
       Accounts receivable........................................         (8,480)     20,208       (18,694)
       Proceeds from sale of marketable equity securities, net....          3,398           -             -
       Other assets...............................................        (17,361)     20,791       (11,508)
       Accounts payable...........................................         11,356      (2,635)        7,863
       Other liabilities..........................................          3,836     (12,365)        7,806
                                                                         --------    --------     ---------
                                                                           29,483      78,656        34,798
                                                                         --------    --------     ---------

CASH (USED IN) INVESTING ACTIVITIES
   Purchase of property and equipment.............................        (91,202)    (55,834)      (20,259)
   Acquisition of Western rigs and related assets.................              -           -      (150,000)
   Proceeds from Triton acquisition, net of negative
       noncash working capital of $3,532 acquired.................              -      13,600             -
   Proceeds from sale of property and equipment...................          1,879      13,792         1,712
   Proceeds from sale of (investment in) marketable debt
       securities.................................................         24,374      (2,069)      (15,100)
   Investment in unconsolidated affiliate.........................              -        (342)         (983)
   Payments to minority interest holders, net.....................              -      (4,478)            -
                                                                         --------    --------     ---------
                                                                          (64,949)    (35,331)     (184,630)
                                                                         --------    --------     ---------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
   Preferred stock conversion costs...............................         (2,406)          -             -
   Proceeds from long-term debt...................................              -           -       125,000
   Payment of long-term debt......................................           (520)       (598)     (109,592)
   Dividends paid on preferred stock..............................         (8,881)    (12,764)       (7,936)
   Proceeds from issuance of common stock, net....................            356       2,604        97,451
   Proceeds from issuance of preferred stock, net.................              -           -        96,500
   Payment of short-term debt.....................................         (6,698)     (7,500)       (2,449)
   Other..........................................................            898       1,211          (820)
                                                                         --------    --------     ---------
                                                                          (17,251)    (17,047)      198,154
                                                                         --------    --------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...........................         (1,139)       (292)          645
                                                                         --------    --------     ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..................        (53,856)     25,986        48,967

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................         95,163      69,177        20,210
                                                                         --------    --------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........................       $ 41,307    $ 95,163     $  69,177
                                                                         ========    ========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest.....................................................       $ 11,738    $ 11,947     $   7,033
     Income taxes.................................................       $  3,946    $  6,254     $   2,123
   Noncash investing and financing activities:
     Insurance financing agreement................................       $ 14,838           -             -
     Triton acquisition with common stock.........................              -    $  5,169             -
     Triton acquisition with notes payable........................              -    $  4,000             -
     Triton acquisition, minority interest assumed................              -    $  5,392             -
     Rig purchase with common stock...............................              -           -     $   5,725

        See accompanying notes to the consolidated financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                       $2.25 PREFERRED STOCK   $1.50 PREFERRED STOCK   COMMON STOCK
                                       ---------------------   ---------------------  --------------
                                       SHARES         AMOUNT   SHARES         AMOUNT  SHARES  AMOUNT
                                       ------         ------   ------         ------  ------  ------
JANUARY 1, 1993......................   2,990        $ 2,990       -               -  63,088  $6,308

Net income...........................       -              -       -               -       -       -
Issuance of stock:
  Sale of common stock...............       -              -       -               -  12,041   1,204
  Sale of preferred stock............       -              -   4,025          $4,025       -       -
  Purchase of Portal rigs............       -              -       -               -     626      63
  Exercise of stock options..........       -              -       -               -     486      49
  Contribution to benefit plans......       -              -       -               -     130      13
Stock options granted at discount....       -              -       -               -       -       -
Dividends on preferred stock.........       -              -       -               -       -       -
Translation adjustment...............       -              -       -               -       -       -
                                        -----        -------   -----          ------  ------  ------
DECEMBER 31, 1993....................   2,990          2,990   4,025           4,025  76,371   7,637

Net income...........................       -              -       -               -       -       -
Issuance of stock:
  Purchase of Triton.................       -              -       -               -     752      75
  Exercise of stock options..........       -              -       -               -     197      20
  Contribution to benefit plans......       -              -       -               -     271      27
  Exchange of Chiles options.........       -              -       -               -     480      48
Stock options granted at discount....       -              -       -               -       -       -
Conversion of preferred stock........      (1)            (1)      -               -       5       1
Dividends on preferred stock.........       -              -       -               -       -       -
Net unrealized losses on
 marketable securities...............       -              -       -               -       -       -
Minimum pension liability............       -              -       -               -       -       -
Translation adjustment...............       -              -       -               -       -       -
                                        -----        -------   -----          ------  ------  ------
DECEMBER 31, 1994....................   2,989          2,989   4,025           4,025  78,076   7,808

Net income...........................       -              -       -               -       -       -
Conversion/redemption of
 preferred stock.....................  (2,989)        (2,989)      -               -  16,199   1,620
Preferred stock conversion costs.....       -              -       -               -       -       -
Net unrealized losses on
 marketable securities...............       -              -       -               -       -       -
Minimum pension liability............       -              -       -               -       -       -
Translation adjustment...............       -              -       -               -       -       -
Dividends on preferred stock.........       -              -       -               -       -       -
Issuance of stock:
  Exercise of stock options..........       -              -       -               -     109      11
  Contribution to benefit plans......       -              -       -               -     164      16
  Contribution of treasury stock to
    restricted stock plan............       -              -       -               -       -       -
  Restricted stock plan shares
    returned to treasury.............       -              -       -               -       -       -
                                        -----        -------   -----          ------  ------  ------
DECEMBER 31, 1995....................       -        $     -   4,025          $4,025  94,548  $9,455
                                        =====        =======   =====          ======  ======  ======

        See accompanying notes to the consolidated financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY -- (CONTINUED)
                                 (In thousands)

                                                     UNREALIZED
                                          CAPITAL     LOSSES ON   MINIMUM   CUMULATIVE                   TREASURY
                                       IN EXCESS OF  MARKETABLE   PENSION   TRANSLATION  ACCUMULATED  ---------------
                                         PAR VALUE   SECURITIES  LIABILITY  ADJUSTMENT     DEFICIT    SHARES   AMOUNT
                                       ------------  ----------  ---------  -----------  -----------  ------   ------
JANUARY 1, 1993......................    $388,453           -           -    $(2,495)     $(91,872)     250   $(1,750)

Net income...........................           -           -           -          -        22,852        -         -
Issuance of stock:
  Sale of common stock...............      93,705           -           -          -             -        -         -
  Sale of preferred stock............      92,475           -           -          -             -        -         -
  Purchase of Portal rigs............       5,662           -           -          -             -        -         -
  Exercise of stock options..........       2,047           -           -          -             -        -         -
  Contribution to benefit plans......         560           -           -          -             -        -         -
Stock options granted at discount....         208           -           -          -             -        -         -
Dividends on preferred stock.........           -           -           -          -        (7,936)       -         -
Translation adjustment...............           -           -           -        209             -        -         -
                                         --------     -------     -------    -------      --------     ----   -------
DECEMBER 31, 1993....................     583,110           -           -     (2,286)      (76,956)     250    (1,750)

Net income...........................           -           -           -          -        21,523        -         -
Issuance of stock:
  Purchase of Triton.................       5,094           -           -          -             -        -         -
  Exercise of stock options..........       1,208           -           -          -             -        -         -
  Contribution to benefit plans......       1,781           -           -          -             -        -         -
  Exchange of Chiles options.........        (480)          -           -          -             -        -         -
Stock options granted at discount....          20           -           -          -             -        -         -
Conversion of preferred stock........           -           -           -          -       (12,764)       -         -
Dividends on preferred stock.........           -           -           -          -             -        -         -
Net unrealized losses on
 marketable securities...............           -     $(1,847)          -          -             -        -         -
Minimum pension liability............           -           -     $(3,825)         -             -        -         -
Translation adjustment...............           -           -           -        (39)            -        -         -
                                         --------     -------     -------    -------      --------     ----   -------
DECEMBER 31, 1994....................     590,733      (1,847)     (3,825)    (2,325)      (68,197)     250    (1,750)

Net income...........................           -           -           -          -         1,594        -         -
Conversion/redemption of
 preferred stock.....................       1,369           -           -          -             -        -         -
Preferred stock conversion costs.....      (2,406)          -           -          -             -        -         -
Net unrealized losses on
 marketable securities...............           -       1,732           -          -             -        -         -
Minimum pension liability............           -           -         422          -             -        -         -
Translation adjustment...............           -           -           -        244             -        -         -
Dividends on preferred stock.........           -           -           -          -        (7,199)       -         -
Issuance of stock:
  Exercise of stock options..........         345           -           -          -             -        -         -
  Contribution to benefit plans......       1,123           -           -          -             -        -         -
  Contribution of treasury stock to
    restricted stock plan............      (1,480)          -           -          -             -     (211)    1,480
  Restricted stock plan shares
  returned to treasury...............         182           -           -          -             -       26      (182)
                                         --------     -------     -------    -------      --------     ----   -------
DECEMBER 31, 1995....................    $589,866     $  (115)    $(3,403)   $(2,081)     $(73,802)      65   $  (452)
                                         ========     =======     =======    =======      ========     ====   =======

        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

       Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company") is primarily engaged in domestic and international contract oil and gas drilling and workover operations. The Company's international operations are conducted in the United Kingdom, Nigeria, Zaire, India, Venezuela, Mexico, Canada, and Qatar. On September 15, 1994, Chiles Offshore Corporation ("Chiles") merged with Noble Offshore Corporation ("NOC"), a wholly owned subsidiary of Noble Drilling (the "Chiles Merger"). See Note 2.

       The contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. Although conditions in recent years in the oil and gas industry have precipitated consolidation of industry participants, there remains an oversupply of drilling equipment. As a consequence, there has been intense competition for available drilling contracts resulting in equipment being idle for long periods of time and at generally unfavorable terms and prices for contract drilling.

       The Company follows a policy of keeping its equipment well maintained and technologically competitive. However, its equipment could be made obsolete by the development of new techniques and equipment. In addition, industry-wide shortages of supplies, services, skilled personnel, and equipment necessary to conduct the Company's business, such as drill pipe, have occurred from time to time in the past and such shortages could occur again.

       The Company's operations are subject to the many hazards inherent in the drilling business, including blowouts, cratering, fires and collisions or groundlings of offshore equipment, which could cause substantial damage to the environment. In addition, the Company's operations are subject to damage or loss from adverse weather and seas. These hazards could cause personal injury and loss of life, suspend drilling operations or seriously damage or destroy the property and equipment involved and, in addition to the environmental damage, could cause substantial damage to producing formations and surrounding areas. Although the Company maintains insurance against many of these hazards, such insurance is subject to substantial deductibles and provides for premium adjustments based on claims. It also excludes certain matters from coverage, such as loss of earnings on certain rigs.

       Under turnkey drilling contracts, Triton Engineering Services Company ("Triton") generally assumes the risk of pollution and environmental damage, but on occasion receives indemnification from the customer for environmental and pollution liabilities in excess of Triton's pollution insurance coverage. Further, Triton is not insured against certain drilling risks that could result in delays or nonperformance of a turnkey drilling contract, although it generally maintains insurance against delays related to loss of well control.

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

     CONSOLIDATION

       The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and the Company's share of the assets, liabilities and operations of Perforadora Faja de Oro, S.A. de C.V. ("Faja Joint Venture") and NN-1 Limited Partnership, of which the Company is the general partner. The minority interest in Faja Joint Venture (10 percent) and NN-1 Limited Partnership (approximately 10 percent) is included in the balance sheets and the statements of operations as minority interest. In 1994, the Company made distributions of $4,500,000 to its partner in Faja Joint Venture. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Certain reclassifications have been made in the 1994 and 1993 consolidated financial statements to conform to the classifications used in the 1995 consolidated financial statements. These reclassifications have no impact on net income or loss.

     FOREIGN CURRENCY TRANSLATION

       The Company follows a translation policy in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation. The U.S. dollar has been designated as the functional currency where appropriate, based on an evaluation of such factors as the markets in which the subsidiary operates, generation of cash flow, financing

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

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

     CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less.

       In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from the Company's operations in the United Kingdom and Canada are calculated based on their functional currency. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies is reported on a separate line below cash (used in) provided by financing activities.

       The restricted cash balance of $898,000 at December 31, 1994, was restricted as a result of collateral requirements imposed by a lender of the Company. This restriction was lifted in 1995.

     INVESTMENT IN MARKETABLE SECURITIES

       Pursuant to the cash management policy implemented in 1992, the Company invests in marketable debt securities. Effective January 1, 1994, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company classifies its investments in marketable debt securities as available for sale and its investments in marketable equity securities as trading. See Note 3.

     INVESTMENT IN UNCONSOLIDATED AFFILIATES

       The Company uses the equity method to account for affiliates in which it does not have voting control.

     INVENTORIES

       Inventories of spare parts, material and supplies held for consumption are stated principally at average cost.

     PROPERTY AND EQUIPMENT

       Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. Drilling equipment and facilities are depreciated using the straight-line method over estimated remaining useful lives ranging from three to twenty-five years from the date of construction or major refurbishment. All other property and equipment is depreciated using the straight-line method over useful lives ranging from three to twenty years.

       Effective January 1, 1995, the Company revised its estimates of salvage values and remaining depreciable lives of certain rigs to better reflect their economic lives and to be consistent with other similar assets owned by the Company. The effect of this change in estimates was a reduction in the net loss applicable to common shares of $6,160,000, or $0.07 per common share, for the year ended December 31, 1995.

       Maintenance and repairs on drilling equipment are charged to expense as incurred. Total maintenance and repair expenses for the years ended December 31, 1995, 1994, and 1993, were approximately $26,189,000, $33,700,000, and
$25,900,000, respectively. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized.

       In March 1995, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued. This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted this standard effective January 1, 1996. The Company expects the adoption of this standard to require a charge to net income of approximately $7,000,000 in the first quarter of 1996.

     OTHER ASSETS

       In 1995, other assets primarily included deferred debt issuance costs in connection with the October 7, 1993, issuance of debt securities (see Note 4), the long-term portion of prepaid insurance costs and goodwill related to the Triton acquisition. The deferred debt issuance costs in connection with the October 7, 1993 issuance of debt securities (see Note 4)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

totaled $4,015,000 and are being amortized over the life of the debt securities. The accumulated amortization at December 31, 1995 and 1994, was $864,000 and $540,000, respectively. The prepaid insurance costs totaled $3,230,000 at December 31, 1995, and are being amortized over the term of the insurance policy. The goodwill related to Triton totaled $1,775,000 at December 31, 1995, and is being amortized over seventeen years.

     REVENUE RECOGNITION

       Revenues generated from the Company's dayrate-basis drilling contracts are recognized as services are performed. The Company's turnkey drilling contracts are of a short-term, fixed fee nature, and accordingly, revenues and expenses are recognized using the completed contract method. When estimates of projected revenues and costs indicate a loss, the total estimated loss is accrued.

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

     NET (LOSS) INCOME APPLICABLE TO COMMON SHARES PER SHARE

       Net (loss) income applicable to common shares per share has been computed on the basis of the weighted average number of common shares and, where dilutive, common share equivalents, outstanding during the indicated periods. Each outstanding share of the $2.25 Preferred Stock and $1.50 Convertible Preferred Stock ("$1.50 Preferred Stock") was assumed to be converted, at January 1, 1995, into 5.41946 and 2.4446 shares of common stock, respectively, for purposes of calculating fully diluted earnings per share. The calculation of net (loss) income applicable to common shares per share assuming full dilution was antidilutive; therefore, fully diluted amounts are not presented. The Preferred Conversion Payment of approximately $1,524,000 in March 1995 (see Note
6) was accounted for as a reduction of net earnings applicable to common shares for purposes of calculating the net loss per common share. This accounting treatment increased the net loss applicable to common shares per share from $0.06 to $0.08 for the year ended December 31, 1995. See Note 13.

     CERTAIN SIGNIFICANT ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -- ACQUISITIONS AND MERGERS

       The Chiles Merger was consummated on September 15, 1994 through the exchange of 28,598,777 shares of Noble Drilling common stock for all the outstanding common stock of Chiles and the exchange of 4,025,000 shares of Noble Drilling $1.50 convertible preferred stock ("$1.50 Preferred Stock") (liquidation preference $25.00 per share), par value $1.00 per share, for all the outstanding shares of Chiles $1.50 convertible preferred stock. The Chiles Merger was accounted for as a pooling of interests and all financial information for the year of the transaction and prior periods has been restated to reflect this merger. In addition, Noble Drilling issued an additional 480,000 shares of its common stock in exchange for the cancellation of outstanding Chiles stock options.

       On April 22, 1994, the Company acquired all of the issued and outstanding shares of common stock (the "Shares") of Triton pursuant to the terms of the Stock Purchase Agreement dated April 22, 1994. In consideration for the Shares, the Company paid approximately $4,085,000 in cash, issued promissory notes in the aggregate amount of $4,000,000, and issued 751,864 shares of Noble Drilling common stock valued at $5,169,000. The promissory notes were paid on October 21, 1994. In addition, the Company has a contingent obligation to pay additional consideration on April 22, 1996, including issuance of up to 254,551 shares of Noble Drilling common stock, if certain financial conditions are achieved. The acquisition of Triton has been accounted for under the purchase method, and accordingly, Triton's operating results have been included in the consolidated operating results since the date of acquisition.

       The Company acquired nine mobile offshore jackup drilling rigs and associated assets (the "Western Acquisition") from The Western Company of North America ("Western") for $150,000,000 in cash on October 7, 1993. The Western

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

Acquisition has been accounted for under the purchase method, and accordingly, the operating results have been included in the consolidated operating results since the date of acquisition.

       The following table summarizes certain unaudited pro forma condensed consolidated results of operations data that give effect to the acquisition of Triton as if it had occured on January 1, 1994 and January 1, 1993 and the acquisition of Western as it had occurred on January 1, 1993.

                                                          Year Ended December 31,
                                                          -----------------------
                                                            1994          1993
                                                          --------      --------
                                                                (Unaudited)
Operating revenues .................................      $378,123      $428,284
Net income applicable to common shares .............      $  8,853      $  9,256
Net income applicable to common shares per share ...      $   0.11      $   0.12

       On September 16, 1994, the Company exchanged its interest in Grasso Corporation for 645,656 shares of common stock of Offshore Logistics, Inc. This investment is classified as a marketable equity security. See Note 3.

NOTE 3 -- MARKETABLE SECURITIES

       Effective January 1, 1994, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under the provisions of SFAS No. 115, investments in debt and equity securities are required to be classified into one of three categories: held to maturity, available for sale or trading securities. At each reporting date, the appropriateness of such classification is required to be reassessed. Realized gains and losses on sales of investments are included in income on a specific identification basis.

       As of December 31, 1995, the Company classified all of its debt securities with original maturities of more than three months as available for sale. These investments are classified as marketable securities within current assets on the accompanying consolidated balance sheets. The following table highlights information applicable to the Company's investments classified as available for sale as of December 31, 1995 and December 31, 1994:

                                                     December 31, 1995
                                           --------------------------------------
                                           Amortized                   Unrealized
     Debt Security/Maturity                   Cost      Fair Value       Losses
---------------------------------------    ---------    ----------     ----------
Corporate Obligations
   Mature within 1 year ...............     $  1,520     $  1,520          --
   Mature after 1 year through 5 years         7,258        7,214      $    (44)
                                            --------     --------      --------
                                               8,778        8,734           (44)
                                            --------     --------      --------

U.S. Government Obligations
   Mature after 1 year through 5 years         8,368        8,297           (71)
                                            --------     --------      --------
Total .................................     $ 17,146     $ 17,031      $   (115)
                                            ========     ========      ========

                                                   December 31, 1994
                                           --------------------------------------
                                           Amortized                   Unrealized
     Debt Security/Maturity                   Cost      Fair Value       Losses
---------------------------------------    ---------    ----------     ----------
Corporate Obligations
   Mature within 1 year ...............     $ 11,526     $ 11,447      $    (79)
   Mature after 1 year through 5 years         4,485        4,412           (73)
                                            --------     --------      --------
                                              16,011       15,859          (152)
                                            --------     --------      --------

U.S. Government Obligations
   Mature within 1 year ...............     $  5,156     $  5,010      $   (146)
   Mature after 1 year through 5 years        20,353       18,804        (1,549)
                                            --------     --------      --------
                                              25,509       23,814        (1,695)
                                            --------     --------      --------
Total .................................     $ 41,520     $ 39,673      $ (1,847)
                                            ========     ========      ========

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

       The unrealized loss on debt securities of $115,000 and $1,847,000 as of December 31, 1995 and 1994, respectively, is included as a reduction of shareholders' equity in accordance with SFAS No. 115. Total realized losses related to short-term investments for the twelve months ended December 31, 1995 and 1994, were $15,000 and $2,199,000, respectively.

       The Company categorizes its investments in marketable equity securities as trading securities. These investments are classified as current assets and were recorded at a fair value of $6,131,000 at December 31, 1995. Total proceeds from the sale of these securities were $3,670,000 and $0 for the years ended December 31, 1995 and 1994, respectively. Total realized gains on these equity investments for the years ended December 31, 1995 and 1994 were $371,000 and $0, respectively. Total net unrealized (losses) and gains related to these equity investments for the years ended December 31, 1995 and 1994, were $(56,000) and $4,162,000, respectively.

NOTE 4 -- DEBT

       On November 3, 1995, the Company entered into a financing agreement with Transamerica Insurance Finance for a period of eighteen months related to the renewal of its Marine Package, Protection and Indemnity, and Excess Liability insurance policies. The amount financed totaled $16,561,000 at a fixed interest rate of 6.23 percent per annum.

       On October 14, 1993, the Company prepaid a promissory note with proceeds from the Public Offerings (as defined below). The terms of the note provided that interest did not accrue from September 1, 1991 through December 31, 1992, after which date interest on the unpaid principal amount accrued at a fixed rate of 7.5 percent per annum. The Company had accrued interest on the note at 4.9 percent for all periods, which was the imputed rate based on the revised note terms. An extraordinary gain of $1,770,000 for extinguishment of debt was recognized in 1993 (see Note 10) from the prepayment of the note, representing excess accrued interest.

       On October 7, 1993, in connection with the Western Acquisition and the issuance of 12,041,000 shares of Noble Drilling common stock in an underwritten public offering (the "Stock Offering") (see Note 6), the Company issued $125,000,000 principal amount of 9 1/4% Senior Notes Due 2003 ("Senior Notes") (the Stock Offering and the issuance of Senior Notes are collectively referred to as the "Public Offerings"). The Senior Notes will mature on October 1, 2003. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 1998 at 103.47 percent of principal amount, declining ratably to par on or after October 1, 2001, plus accrued interest. Mandatory sinking fund payments of 25 percent of the original principal amount of the Senior Notes at par plus accrued interest will be required on October 1, 2001 and October 1, 2002. The indenture governing the Senior Notes contains certain restrictive covenants, including limitations on additional indebtedness and the ability to secure such indebtedness, restrictions on dividends and certain investments and limitations on sales of assets, sales and leaseback, transactions with affiliates, and mergers or consolidations.

       In connection with the initial construction of the NN-1, the predecessor of NN-1 Limited Partnership issued U.S. Government Guaranteed Ship Financing Sinking Fund Bonds, of which $1,546,000 principal amount was outstanding at December 31, 1995. The bonds mature in 1998, and bear interest at the rate of
8.95 percent per annum, payable semi-annually on June 15 and December 15. The bonds are secured by the vessel, and the applicable security agreement contains certain restrictions, among others, on distributions to partners, dispositions of assets and services to related parties. In addition, there are minimum working capital, net worth and long-term debt to net worth requirements applicable to NN-1 Limited Partnership. The net book value of the vessel at December 31, 1995, was $12,131,000. The Company's sharing percentage in NN-1 Limited Partnership's distribution from operations is generally 90 percent. The NN-1 has not been under contract since March of 1993.

       The Company and its wholly owned subsidiary, Noble Drilling (West Africa) Inc. ("NDWA"), were parties to a secured loan agreement (the "Project Loan Agreement") with US WEST Financial Services, Inc. dated as of October 31, 1990, as amended, pursuant to which NDWA borrowed $52,500,000 for the purpose of financing, in part, the equipping, refurbishment and mobilization to Nigeria of four offshore drilling rigs: the NN-1, Gene Rosser, Lewis Dugger and Chuck Syring. On July 2, 1993, the final installment of $6,562,000 plus accrued interest was paid in accordance with the terms of the Project Loan Agreement. Interest was charged under the Project Loan Agreement at the fixed rate of 11.12 percent per annum.

       Annual maturities of long-term debt are $12,210,000 in 1996, $4,417,000 in 1997, $506,000 in 1998, and $125,000,000 due in 2003.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

       The following table summarizes the Company's long-term debt:

                                                                        DECEMBER 31,
                                                                   -------------------------
                                                                     1995           1994
                                                                   ---------      ---------
9 1/4% Senior Notes Due 2003 ..................................    $ 125,000      $ 125,000
U.S. Government Guaranteed Ship Financing Sinking Fund Bonds ..        1,546          2,066
Insurance financing ...........................................       15,587           --
                                                                   ---------      ---------
                                                                     142,133        127,066
Current installments ..........................................      (12,210)          (520)
                                                                   ---------      ---------
                                                                   $ 129,923      $ 126,546
                                                                   =========      =========

       The fair value of the Company's long-term debt at December 31, 1995, estimated based on the quoted market prices for similar issues or on the current rates offered to the Company for debt of similar remaining maturities, was approximately $130,300,000.

NOTE 5 -- CREDIT FACILITIES

       At December 31, 1995, the Company had available credit facilities aggregating $31,000,000, as described below, of which $26,000,000, subject to certain limitations, is related to lines of credit and $5,000,000 is related to letter of credit facilities. Based on the level of the borrowing base at December 31, 1995, the Company had $26,000,000 available under the credit lines and $895,000 available to support issuance of letters of credit at that date.

       The Company has an unsecured credit agreement with First Interstate Bank of Texas, N.A., which provided for a $25,000,000 revolving credit line facility and $5,000,000 letter of credit facility at December 31, 1995. The Company pays a quarterly commitment fee on the unused portion of the facility. The agreement contains certain restrictive and financial covenants, including those related to indebtedness, net worth and fixed charges, and provides for guarantees of the indebtedness by certain subsidiaries of Noble Drilling.

NOTE 6 -- SHAREHOLDERS' EQUITY

       On October 25, 1993, the Company issued 626,410 shares of common stock to purchase two rigs from Portal as discussed in Note 12. The shares were issued to Portal pursuant to a private placement, and the Company does not have an obligation to register the resale of the shares under the Securities Act of 1933, as amended.

       Chiles completed a public offering of $1.50 convertible preferred stock on October 21, 1993 with the sale and issuance to the public of 4,025,000 shares by Chiles at $25.00 per share. Net proceeds to Chiles were approximately $96,500,000 after underwriting discounts and issuance costs. Chiles utilized approximately $45,200,000 of these proceeds to retire all of Chiles' outstanding long-term indebtedness, including principal and interest, during the fourth quarter of 1993. In the Chiles Merger, this series of preferred stock was converted into and exchanged for an equivalent number of shares of $1.50 Preferred Stock having substantially the same rights, privileges, preferences and voting power as the Chiles preferred stock. Holders of the $1.50 Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of $1.50 per share, when, as and if declared by the board of directors of Noble Drilling, payable quarterly. Each share of $1.50 Preferred Stock is convertible, at the option of the holder, into 2.4446 shares of common stock (subject to adjustment in certain circumstances). The $1.50 Preferred Stock is not redeemable prior to December 31, 1996. On or after such date, the $1.50 Preferred Stock is redeemable at the option of the Company, in whole or part, at $26.05 per share if redeemed prior to December 31, 1997, and at prices decreasing in increments of $0.15 per year to $25.00 per share on and after December 31, 2003, plus accrued and unpaid dividends to the redemption date.

       On October 7, 1993, the Company issued and sold 12,041,000 shares of common stock in the Stock Offering (see Note 4) at an initial offering price of $8.375 per share. This resulted in net proceeds of $94,900,000, after deducting underwriting discounts, commissions and other related costs. The net proceeds of the Public Offerings (see Note 4) were used to purchase the nine jackup rigs and related assets discussed previously in Note 2, and to prepay a promissory note discussed in Note 4, with the balance of the proceeds, approximately $26,000,000, used for general corporate purposes.

       In 1991, the Company issued and sold 2,990,000 shares of a new series of $2.25 Convertible Exchangeable Preferred Stock ("$2.25 Preferred Stock"), par value $1.00 per share. Holders of the $2.25 Preferred Stock received a cash dividend at an annual rate of $2.25 per share. In March 1995, an aggregate of 923,862 shares of $2.25 Preferred Stock were

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

converted into 5,006,830 shares of Noble Drilling common stock. The Company paid an aggregate of approximately $1,524,000 in cash ("Preferred Conversion Payment") in the first quarter in connection with this conversion. In the second quarter of 1995, the Company called for the redemption of all remaining outstanding shares of the $2.25 Preferred Stock. Of the 2,065,238 shares then outstanding, 2,062,537 were surrendered for conversion and 2,701 were redeemed by the Company, resulting in the Company's issuance of 11,192,359 shares of common stock (including 14,637 shares sold to a standby underwriter).

NOTE 7 -- STOCK OPTIONS

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

       Under the Amended 1991 Plan, a maximum of 5,200,000 shares of the Company's common stock may be subject to grants of options or awards of restricted stock to participants, who are selected from regular salaried officers or other employees of the Company. Options may be either incentive options or nonqualified options, and may be with or without stock appreciation rights ("SARs"). The option price under the Amended 1991 Plan may not be less than 100 percent of the fair market value of the common stock at the time of grant, in the case of an incentive option, and may not be less than 50 percent of the fair market value of the common stock at the time of grant, in the case of a nonqualified option. The Amended 1991 Plan also limits to 1,500,000 the total number of shares of common stock that may be made subject to grants of options or stock appreciation rights or awards of restricted stock to any one person during any five-year period. All Pre-1991 Options were granted at an option price of at least 100 percent of the fair market value of the common stock at the time of grant. The exercise of either the tandem SAR or the option serves to cancel the other. At December 31, 1995, 2,571,767 shares were available for grant under the Amended 1991 Plan.

       As of January 1, 1995, there were 250,000 shares of common stock held by the Company as treasury shares. During February 1995, 211,500 treasury shares were issued to certain employees pursuant to the terms of the Amended 1991 Plan and the applicable restricted stock agreements. The issued shares of restricted stock have been placed in escrow subject to satisfaction of various performance criteria during a three-year period. In June 1995, 26,000 of these shares were returned to treasury stock following the resignation of one employee. As of December 31, 1995, 64,500 shares were held as treasury stock. Subsequent to December 31, 1995, 250,000 shares of common stock were purchased by the company and returned to treasury stock, increasing the balance of treasury stock to 314,500 shares. In January 1996, 108,750 shares of treasury stock were issued to certain employees as restricted stock under the Amended 1991 Plan and have been placed in escrow under the aforementioned terms.

       The following is a summary of option transactions under the plans:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                         --------------------------
                                                                                            1995            1994
                                                                                         ----------      ----------
Outstanding, beginning of the year .................................................      1,810,472       1,312,617
Granted ............................................................................      1,240,400         728,000
Canceled ...........................................................................       (141,975)        (58,875)
Exercised (at share prices ranging from $1.72 to $7.69) ............................       (109,150)       (171,270)
                                                                                         ----------      ----------
Outstanding at end of year (at share prices ranging from $1.72 to $7.69 in 1995)  ..      2,799,747       1,810,472
                                                                                         ==========      ==========
Exercisable at end of year (at share prices ranging from $1.72 to $7.69 in 1995)  ..      1,273,505         855,672
                                                                                         ==========      ==========

       Options granted in 1995 under the Amended 1991 Plan become exercisable on certain dates that range from February 2, 1996, through February 2, 1998, at a price $5.188 per share.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

     OTHER STOCK OPTIONS

       During 1987, in addition to the options described above, options to purchase a total of 300,000 shares of Noble Drilling's common stock at $2.50 per share were granted to certain non-employee directors of the Company pursuant to stock option agreements which were approved by stockholders at the 1988 annual meeting. Options to purchase 160,000 shares were outstanding and exercisable at December 31, 1995.

       In 1993, the stockholders approved the 1992 Nonqualified Stock Option Plan for Non-Employee Directors (the "1992 Option Plan"). Under the 1992 Option Plan, non-employee directors received a one-time grant of an option to purchase 10,000 shares of common stock, and thereafter, after each annual meeting of shareholders of the Company, receive an annual grant of an option to purchase 3,500 shares of common stock. The options are granted at fair market value on the grant date and are exercisable from time to time over a period commencing one year from the grant date and ending on the expiration of ten years from the grant date, unless terminated sooner as described in the 1992 Option Plan. Options to purchase 77,500 shares were outstanding and exercisable at December 31, 1995.

     SFAS  NO. 123 - ACCOUNTING FOR STOCK-BASED COMPENSATION

       In October 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. The Company adopted this standard effective January 1, 1996. As provided in the statement, the Company elected to continue to measure compensation cost using the guidelines of APB Opinion No. 25 and to include disclosures of net income and earnings per share as if the fair value based method of accounting were utilized.

     STOCKHOLDER RIGHTS PLAN

       The Company adopted a stockholder rights plan on June 28, 1995, designed to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive takeover tactics to gain control of the Company without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company declared a dividend of one right ("Right") on each share of Noble Drilling common stock. Each Right will entitle the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $35.00. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 15 percent or more of Noble Drilling common stock. The dividend distribution was made on July 10, 1995 to stockholders of record at the close of business on that date. The Rights will expire on July 10, 2005.

NOTE 8 -- INCOME TAXES

       The Company follows SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method of accounting for deferred income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based upon differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

       Amounts of deferred tax assets and liabilities are as follows at:

                                                                                                  December 31,
                                                                                             ----------------------
                                                                                               1995           1994
                                                                                             --------      --------
Deferred tax asset, net of valuation allowance of $22,243 in 1995 and $21,329 in 1994 ..     $ 57,443      $ 47,696
Deferred tax liability .................................................................      (59,919)      (51,089)
                                                                                             --------      --------
Net, total .............................................................................     $ (2,476)     $ (3,393)
                                                                                             ========      ========

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

       The components of and changes in the net deferred taxes were as follows:

                                                                            DEFERRED
                                                              DECEMBER      EXPENSE       DECEMBER
                                                              31, 1994      (CREDIT)      31, 1995
                                                              --------      --------      --------
Deferred tax assets:
   Domestic
     Net operating loss carryforwards ...................     $ 63,117      $ 11,663      $ 74,780
     Investment tax credit carryforward .................        1,457          --           1,457
     Other ..............................................          149          --             149
   International
     Net operating loss carryforwards ...................        3,055          (404)        2,651
     Tax basis of assets in excess of book basis ........        1,247          (598)          649
                                                              --------      --------      --------
Total ...................................................       69,025        10,661        79,686
Valuation allowance .....................................      (21,329)         (914)      (22,243)
                                                              --------      --------      --------
Net deferred tax assets .................................     $ 47,696      $  9,747      $ 57,443
                                                              ========      ========      ========
Deferred tax liabilities:
   Domestic
     Excess of net book basis over remaining tax basis ..     $(45,884)     $(10,910)     $(56,794)
   International
     Excess of net book basis over remaining tax basis ..       (5,205)        2,080        (3,125)
                                                              --------      --------      --------
Deferred tax liabilities ................................     $(51,089)     $ (8,830)     $(59,919)
                                                              ========      ========      ========

       Income (loss) from continuing operations before income taxes and extraordinary items consisted of the following:


                                             YEAR ENDED DECEMBER 31,
                                     -------------------------------------------
                                       1995              1994             1993
                                     --------          --------         --------
Domestic ......................      $ (9,578)         $  7,024         $ 16,948
International .................        14,444            20,171            7,467
                                     --------          --------         --------
Total .........................      $  4,866          $ 27,195         $ 24,415
                                     ========          ========         ========

       The income tax provision consisted of the following:

                                                  YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                            1995            1994           1993
                                          -------         -------        -------
Current - domestic ...............        $(2,093)           --          $   205
Current - international ..........          6,282         $ 2,599          3,128
Deferred - international .........           (917)          3,073           --
                                          -------         -------        -------
Total ............................        $ 3,272         $ 5,672        $ 3,333
                                          =======         =======        =======

       Included in the current domestic tax benefit for the year ended December 31, 1995, is $2,100,000 related to a separate return year loss carryback benefit recorded by Triton.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

       A reconciliation of Federal statutory and effective income tax rates is shown below:

                                                                               YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                            1995         1994         1993
                                                                           -----         ----        -----
Statutory rate ......................................................       35.0%        35.0%        35.0%
Effect of:
  U.S. operating loss generating no current tax benefit .............       68.9         --           --
  U.S. operating loss carryforward/carryback benefit ................      (43.1)        (9.0)       (23.6)
  Canadian operating loss carryforward benefit ......................       --           --           (2.2)
  International tax rates which are different than the U. S. rate ...        6.4         (5.8)         3.7
  Other .............................................................       --             .7           .8
                                                                           -----         ----        -----
Effective rate ......................................................       67.2%        20.9%        13.7%
                                                                           =====         ====         ====

       The Company had available at December 31, 1995, unused investment tax credits, which may be used to offset future U.S. taxes payable, of $1,457,000 expiring in various years from 1998 to 2001. In addition, Noble Drilling had net operating loss carryforwards ("NOLs") for tax purposes of approximately $145,902,000 at December 31, 1995, which expire in the years 2000 through 2010, and NOC has NOLs for tax purposes of approximately $67,756,000 which expire in the years 2004 through 2009.

       The Chiles Merger qualifies as a tax-free reorganization. NOC, as the surviving entity, inherited all of Chiles' tax attributes, including NOL carryforwards. In accordance with the "Separate Return Limitation Year" rules of the Internal Revenue Code of 1986, as amended (the "Code"), Chiles' NOL carryforwards may only be used to reduce Noble Drilling's future taxable income to the extent of NOC's taxable income.

       If a corporation undergoes an "ownership change" within the meaning of
Section 382 of the Code, the corporation's right to use its then existing NOLs (and certain other tax attributes) is limited during each future year to a percentage of the fair market value of such corporation's stock immediately before the ownership change (the "Section 382 Limitation"). In general, there is an "ownership change" under Section 382 if over a three-year period certain shareholders increase their percentage ownership of a corporation by more than 50 percent. To the extent the amount of the NOLs existing at the time of an ownership change that are used in any subsequent year is less than the annual
Section 382 Limitation, the otherwise available Section 382 Limitation is correspondingly increased for future years. An ownership change for purposes of
Section 382 took place on September 15, 1994, as a result of the Chiles Merger. The cumulative Section 382 Limitation attributable to the Noble Drilling pre-merger carryforwards is $47,231,000. The cumulative Section 382 Limitation attributable to NOC is $22,185,000.

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

NOTE   9 -- ADDITIONAL BALANCE SHEET AND STATEMENT OF OPERATIONS INFORMATION

       Other current assets consisted of the following:

                                                             DECEMBER 31,
                                                        ------------------------
                                                         1995             1994
                                                        -------          -------
Prepaid expenses .............................          $15,364          $ 9,287
Withholding tax receivable ...................            8,886            5,223
Operating costs and mobilization .............            7,907               26
Other ........................................            4,694            4,048
                                                        -------          -------
                                                        $36,851          $18,584
                                                        =======          =======

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

       Other current liabilities consisted of the following:

                                                              DECEMBER 31,
                                                       -------------------------
                                                        1995              1994
                                                       -------           -------
Deferred revenue ...........................           $ 4,290           $ 1,421
Accrued dividends ..........................             1,510             3,191
Accrued restructuring costs ................               817               844
Other ......................................             7,293             5,259
                                                       -------           -------
                                                       $13,910           $10,715
                                                       =======           =======

       Rent expense was $1,918,000, $1,200,000, and $1,297,000 for 1995, 1994,
and 1993, respectively.

       Withholding tax receivables include approximately $6,000,000 related to withholding taxes in Nigeria. To recognize these receivables, the Company must receive tax certificates from the applicable operators. Management believes that the full amount of these receivables will be realized.

       Operating costs and mobilization for the year ended December 31, 1995 consists of costs incurred in mobilizing rigs from the U.S. Gulf of Mexico to various international locations. Such costs are amortized over the term of the related contract.

       Other income - other, net consisted of the following:

                                                                      YEAR ENDED DECEMBER 31,
                                                               ------------------------------------
                                                                 1995          1994          1993
                                                               --------      --------      --------
Gain on sale of property and equipment ...................     $    829      $  8,858      $    737
Unrealized (loss) gain on marketable equity investments ..          (56)        4,162          --
Realized gain (loss) on marketable investments ...........          356        (2,199)          272
Recovery of written-off notes receivable .................         --           1,530          --
Linn Richardson mobilization costs .......................       (1,778)         --            --
Adjustment related to Triton acquisition .................        1,078          --            --
Other ....................................................         (179)        3,392            38
                                                               --------      --------      --------
                                                               $    250      $ 15,743      $  1,047
                                                               ========      ========      ========

       On December 15, 1995, the Linn Richardson, a 250-foot mat slot rig, lost overboard approximately 200 feet of leg while under tow to perform a contract offshore Senegal, Africa. On the following day, the rig lost overboard approximately 240 feet of a second leg which also caused damage to equipment and facilities on the deck of the rig. Pursuant to a preliminary assessment plan developed jointly by the Company and its insurance underwriters, the third leg of the rig has been removed and the rig has been towed to the U.S. Gulf of Mexico where a complete evaluation will take place. A charge of $1,778,000 related to the cost of mobilizing the rig to Senegal was accrued in the fourth quarter of 1995. This amount represents management's best estimate of the total loss. Management does not believe this incident will have any other material adverse effect on its financial condition or results of operations.

       A restructuring charge of $3,661,000 related to the Chiles Merger was recorded in 1994 as a result of facility consolidation, including the write-down of certain of the Company's owned properties, and to a lesser extent severance costs. This restructuring plan was developed in the fourth quarter of 1994 and approved by the board of directors of Noble Drilling.

NOTE 10 -- EXTRAORDINARY ITEM

       The Company prepaid a promissory note in the fourth quarter of 1993 with proceeds from the Public Offerings (see Notes 4 and 6). This prepayment resulted in an extraordinary gain from extinguishment of debt of $1,770,000 ($0.02 per common share), representing excess accrued interest.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOTE 11 -- EMPLOYEE BENEFIT PLANS

       The Company has a noncontributory defined benefit plan which covers substantially all salaried employees and a noncontributory defined benefit pension plan which covers certain field employees. The benefits from these plans are based primarily on years of service and employees' compensation near retirement. The Company's funding policy is consistent with funding requirements of applicable laws and regulations. The assets of these plans consist of corporate equity securities, municipal and government bonds, and cash equivalents. The Company, when required, makes contributions to the domestic plan in the form of Noble Drilling common stock. As of September 30, 1995, the domestic plan assets included $2,067,000 of Noble Drilling's common stock valued at fair value at that date. The Company changed the measurement date of the plan to September 30 beginning in 1995. This change did not have a material impact to the financial results of the Company.

       Noble Drilling (U.K.) Limited, a wholly owned subsidiary of Noble Drilling, maintains a pension plan which covers all of its salaried, nonunion employees. Benefits are based on credited service and the average of the highest three years of qualified salary within the past ten years of participation.

       Pension cost includes the following components:

                                                             YEAR ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------------
                                      1995                          1994                           1993
                                ------------------------     ------------------------    ------------------------
                                INTERNATIONAL   DOMESTIC     INTERNATIONAL   DOMESTIC    INTERNATIONAL   DOMESTIC
                                -------------   --------     -------------   --------    -------------   --------
Service costs (benefits
   earned during
   the year) ................      $   581       $ 1,201       $   544       $   758       $   563       $   535
Interest cost on projected
   benefit obligation .......          702         1,890           607         1,698           549         1,534
Actual return on assets .....         (870)       (2,439)         (787)        1,806          (597)       (2,506)
Amortization of net (gain)
   loss at January 1 ........          (44)          757           (77)       (3,758)           12           563
                                   -------       -------       -------       -------       -------       -------
Net pension (credit)
   expense ..................      $   369       $ 1,409       $   287       $   504       $   527       $   126
                                   =======       =======       =======       =======       =======       =======

       The funded status of the plans is as follows:

                                                                                DECEMBER 31,
                                                          -------------------------------------------------------
                                                                    1995                           1994
                                                          ----------------------------  -------------------------
                                                          INTERNATIONAL    DOMESTIC     INTERNATIONAL    DOMESTIC
                                                          -------------    --------     -------------    --------
Actuarial present value of benefit obligations
   Vested benefits ...................................      $ (7,449)      $(21,359)      $ (6,578)      $(18,513)
   Nonvested benefits ................................          --             (780)          --             (373)
                                                            --------       --------       --------       --------
   Accumulated benefits ..............................        (7,449)       (22,139)        (6,578)       (18,886)
   Effect of projected future compensation levels ....        (1,114)        (3,982)        (1,223)        (1,895)
                                                            --------       --------       --------       --------
Projected benefits ...................................        (8,563)       (26,121)        (7,801)       (20,781)
Plan assets at fair value ............................         9,725         21,274          8,625         19,192
                                                            --------       --------       --------       --------
Plan assets in excess (shortfall) of projected benefit
   obligations .......................................         1,162         (4,847)           824         (1,589)
Unrecognized net (loss) gain .........................        (1,831)         9,708         (1,595)         8,327
Unrecognized prior service cost ......................          --              (69)          --              (79)
Unrecognized transition obligation (asset) ...........           107         (1,509)           120         (1,966)
Additional liability .................................          --           (3,403)          --           (3,825)
                                                            --------       --------       --------       --------
(Accrued liability) prepaid asset ....................      $   (562)      $   (120)      $   (651)      $    868
                                                            ========       ========       ========       ========

       In accordance with SFAS No. 87, Employers' Accounting for Pensions, the Company recorded an additional minimum liability of $3,403,000 and $3,825,000 at December 31, 1995 and 1994, respectively. This liability represents the excess of the accumulated benefit obligations over the fair value of plan assets and accrued pension liabilities of the domestic salaried pension plan. This additional minimum pension liability is reported as a separate reduction of shareholders' equity.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

       The projected benefit obligations for the international and domestic plans were determined using an assumed discount rate of 8.5 percent and 7.5 percent, respectively, in 1995, 9.0 percent and 8.5 percent, respectively, in 1994 and 8.0 percent and 7.25 percent, respectively, in 1993. Assumed long-term rate of return on international plan assets was 9.25 percent, 9.75 percent and
8.75 percent in 1995, 1994 and 1993, respectively. Assumed long-term rate of return on domestic plan assets was 9.0 percent in each of the years presented. The projected benefit obligations for the international plan assume a compensation increase of 6.25 percent, 6.75 percent and 5.75 percent in 1995, 1994 and 1993, respectively, and 6.0 percent per annum for the domestic plan in each of the years presented.

       The Company presently sponsors medical and other plans for the benefit of its employees. The cost of maintaining these plans aggregated $6,628,000, $5,500,000, and $3,793,000 in 1995, 1994, and 1993, respectively.

       The Company does not provide post-retirement benefits (other than pensions) or any post-employment benefits to its employees.

NOTE 12 -- COMMITMENTS, CONTINGENCIES AND OBLIGATIONS

       On October 25, 1993, the Company purchased two submersible offshore drilling rigs from Portal Rig Corporation ("Portal") for 626,410 shares of Noble Drilling common stock. The Company acquired the rigs subject to certain federal income tax "safe harbor leases" and a related preferred ship mortgage relating to a tax benefit transaction entered into in 1982 by a predecessor of Portal. Portal has agreed to indemnify the Company for any potential liabilities as a result of this earlier tax benefit transaction.

       During 1993, Chiles entered into severance agreements with its officers and certain managerial employees, including Chiles' rig management personnel. These agreements provide for severance payments equal to between six months and two years of such person's annual salary in the event a person's employment is terminated otherwise than for cause within one year following the occurrence of a change in control of Chiles or in the event that a person voluntarily terminates his employment within one year of a change in control of Chiles for "good reason," as defined in the agreement.

       The Company is a defendant in certain other claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to the Company's financial position or results of operations.

       In connection with the damage sustained on the Linn Richardson, the Company has recorded an estimated loss of $1,778,000 related to mobilization costs. See Note 9.

       At December 31, 1995, the Company had certain noncancellable long-term operating leases, principally for office space and facilities, with various expiration dates. Future minimum rentals under sub-leases aggregate $1,630,000 for 1996, $1,292,000 for 1997, $1,169,000 for 1998, $1,148,000 for 1999,
$866,000 for 2000, and $2,923,000 thereafter.

NOTE 13 --SUPPLEMENTAL LOSS PER SHARE DISCLOSURE

       Assuming that all shares of $2.25 Preferred Stock had been converted on January 1, 1995 the supplemental primary net loss applicable to common shares per share for the year ended December 31, 1995 would have changed from $0.08 to $0.06. Supplemental fully diluted net loss applicable to common shares per share for the year ended December 31, 1995 is the same as supplemental primary net loss applicable to common shares per share since the effect of the conversion is anti-dilutive.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOTE 14 -- UNAUDITED INTERIM FINANCIAL DATA

       Unaudited interim financial information for the years ended December 31, 1995 and 1994 is as follows:

                                                                                QUARTER ENDED
                                                               --------------------------------------------------
                                                               MARCH 31      JUNE 30       SEPT. 30      DEC. 31
                                                               --------      --------      --------      --------
1995
Operating revenues .......................................     $ 85,096      $ 73,985      $ 84,652      $ 84,235
Operating income (3) .....................................     $  2,013      $ (2,303)     $  3,240      $  8,499
Net (loss) income applicable to common shares (1) ........     $ (3,331)     $ (5,847)     $    806      $  2,767
Net (loss) income applicable to common shares
  per share (1) (2) (3) ..................................     $  (0.06)     $  (0.07)     $   0.01      $   0.03

1994
Operating revenues .......................................     $ 78,921      $ 87,595      $ 98,060      $ 87,412
Operating income .........................................     $ 10,362      $  5,309      $  2,216      $    276
Net income (loss) applicable to common shares ............     $  4,930      $  9,206      $   (695)     $ (4,682)
Net income (loss) applicable to common shares per share ..     $   0.06      $   0.12      $  (0.01)     $  (0.06)

--------

(1) Included in the quarters ended September 30, 1995 and December 31, 1995 were $800,000 ($0.01 per share) and $1,300,000 ($0.01 per share), respectively of separate return year loss carryback benefit related to Triton. See Note 8.

       Included in the quarter ended December 31, 1995 is a credit of $1,078,000 ($0.01 per share) related to the adjustment of the Triton acquisition contingency.

       Included in the quarter ended December 31, 1995 is a charge of $1,778,000 ($0.02 per share) related to the mobilization costs of the Linn Richardson to the West Coast of Africa. See Note 9.

(2) Included in the quarter ended March 31, 1995 results is the $0.02 per share impact of the $1,524,000 Preferred Conversion Payment made in conjunction with the conversion of 923,862 shares of $2.25 Preferred Stock into common stock. See Note 6.

(3) Included in the quarters ended March 31, June 30, September 30 and December 31, 1995 were $1,116,000 ($0.01 per share), $1,116,000 ($0.01 per share), $1,116,000 ($0.01 per share) and $2,812,000 ($0.03 per share), respectively, related to the effect of change in estimates of salvage values and remaining depreciable lives. See Note 1.

NOTE 15 - GEOGRAPHICAL INFORMATION

                                                YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                          1995            1994            1993
                                        --------        --------        --------
Operating revenues
  Domestic .....................        $165,391        $181,950        $125,505
  International
    Canada .....................          13,929          20,059          19,141
    India ......................           3,771           2,041           4,093
    Mexico .....................           9,398          21,269          10,503
    Nigeria ....................          45,860          44,195          58,630
    Qatar ......................           2,452            --              --
    United Kingdom .............          37,891          39,939          40,036
    Venezuela ..................          40,223          34,155           3,736
    Zaire ......................           8,860           7,781           1,763
    Other ......................             193             599           1,124
                                        --------        --------        --------
      Total ....................        $327,968        $351,988        $264,531
                                        ========        ========        ========

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                                               YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                         1995            1994            1993
                                       --------        --------        --------
Operating income (loss)
  Domestic .....................       $ (6,068)       $ (3,852)       $ 20,057
  International
    Canada .....................          2,521           4,549             363
    India ......................            283            (676)           (116)
    Mexico .....................             94           5,434           5,316
    Nigeria ....................          3,597           1,727             734
    Qatar ......................         (2,455)           --              --
    United Kingdom .............          4,766           3,505           1,486
    Venezuela ..................          7,178           6,289             832
    Zaire ......................          2,139           1,613             400
    Other ......................           (606)           (426)           (163)
                                       --------        --------        --------
      Total ....................       $ 11,449        $ 18,163        $ 28,909
                                       ========        ========        ========

                                                       DECEMBER 31,
                                        ----------------------------------------
                                          1995            1994            1993
                                        --------        --------        --------
Identifiable assets
  Domestic .....................        $312,099        $404,010        $393,525
  International
    Canada .....................          13,206          12,421           8,416
    India ......................          21,104          20,912          16,422
    Mexico .....................          32,328          51,167          36,999
    Nigeria ....................         179,934         138,716         140,542
    Qatar ......................          37,506            --              --
    United Kingdom .............          15,051          14,147          13,394
    Venezuela ..................          84,042          73,977          64,025
    Zaire ......................          25,023          22,833          21,602
    Other ......................          21,099           1,706           1,628
                                        --------        --------        --------
      Total ....................        $741,392        $739,889        $696,553
                                        ========        ========        ========

       Customer A accounted for approximately 11 percent of the Company's consolidated operating revenues during 1995. Customer B accounted for approximately 11 percent and 17 percent of the Company's consolidated operating revenues during 1994 and 1993, respectively. Customer C accounted for approximately 13 percent of the Company's consolidated operating revenues during 1993.

NOTE 16 -- SUBSEQUENT EVENTS

       Subsequent to December 31, 1995, the Company sold for cash a posted barge rig located in the U.S. Gulf of Mexico. The Company will record a gain on the sale of this asset of approximately $4,815,000 in the first quarter of 1996.

       On March 13, 1996, the Company entered into a letter of intent with Royal Nedlloyd N.V. and its wholly owned subsidiary, Neddrill Holding B.V. and its subsidiaries (collectively, "Neddrill"), to acquire the assets, including $25,000,000 in net working capital, and the personnel used by Neddrill in its offshore contract drilling, accommodation and other oil and gas exploration and production related service businesses. The purchase price would be $300,000,000 in cash plus 5,000,000 shares of Noble Drilling common stock. The Company currently plans to access the public securities markets to finance the cash portion of the purchase price.

       Consummation of the acquisition is subject to customary due diligence, execution and delivery of an agreement of sale and purchase, financing being obtained by the Company, and satisfaction of customary closing conditions expected to be contained in the agreement of sale and purchase.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       The Board of Directors of the Company has appointed the accounting firm of Price Waterhouse LLP, which has audited the Company's financial statements since October 7, 1994, as independent accountants to audit the financial statements of the Company for the year ending December 31, 1996.

       The accounting firm of Arthur Andersen LLP served as the independent accountant for the Company from August 1, 1988 until October 7, 1994. The decision to change accountants was recommended by the audit committee of the board of directors of Noble Drilling. Arthur Andersen LLP's report on the financial statements of the Company for the year ended December 31, 1993, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, or as to any other matter. During the year ended December 31, 1993, and the subsequent interim period preceding the dismissal, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or accounting scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused it to make reference thereto in its reports on the financial statements of the Company for such years. Additionally, no "reportable events" (as such term is defined under the applicable rules and regulations of the Securities and Exchange Commission) occurred during the year ended December 31, 1993, or the subsequent interim periods preceding Arthur Andersen LLP's dismissal.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The sections entitled "Election of Directors" and "Section 16(a) Reporting Delinquencies" appearing in Noble Drilling's proxy statement for the annual meeting of stockholders to be held on April 25, 1996 (the "1996 Proxy Statement"), set forth certain information with respect to the directors of Noble Drilling and with respect to reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference.

       Certain information with respect to the executive officers of Noble Drilling is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

       The section entitled "Executive Compensation" appearing in the 1996 Proxy Statement sets forth certain information with respect to the compensation of management of Noble Drilling, and, except for the report of the compensation and stock option committees of the board of directors of Noble Drilling on executive compensation and the information therein under "Performance Graph," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing in the 1996 Proxy Statement set forth certain information with respect to the ownership of voting securities and equity securities of Noble Drilling, and are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Not applicable.

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

          (4) Financial Statements required by Form 11-K for the fiscal year ended December 31, 1995, with respect to the Noble Drilling Corporation Thrift Plan (to be filed by amendment).

       (b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NOBLE DRILLING CORPORATION

Date: March 13, 1996

                                           By: JAMES C. DAY
                                               ---------------------------------
                                               James C. Day, Chairman, President
                                                  and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following individuals on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                           CAPACITY IN WHICH SIGNED                                DATE
------------------------------      -------------------------------------------------------      --------------
JAMES C. DAY                        Chairman, President and Chief Executive Officer              March 13, 1996
------------------------------      and Director
James C. Day

BYRON L. WELLIVER                   Senior Vice President - Finance, Treasurer and               March 13, 1996
------------------------------      Controller (Principal Financial and Accounting Officer)
Byron L. Welliver

MICHAEL A. CAWLEY                   Director                                                     March 13, 1996
------------------------------
Michael A. Cawley

LAWRENCE J. CHAZEN                  Director                                                     March 13, 1996
------------------------------
Lawrence J. Chazen

TOMMY C. CRAIGHEAD                  Director                                                     March 13, 1996
------------------------------
Tommy C. Craighead

                                    Director
------------------------------
James L. Fishel

JOHNNIE W. HOFFMAN                  Director                                                     March 13, 1996
------------------------------
Johnnie W. Hoffman

MARC E. LELAND                      Director                                                     March 13, 1996
------------------------------
Marc E. Leland

JOHN F. SNODGRASS                   Director                                                     March 13, 1996
------------------------------
John F. Snodgrass

BILL M. THOMPSON                    Director                                                     March 13, 1996
------------------------------
Bill M. Thompson

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                       EXHIBIT
--------------------------------------------------------------------------------

2.1         -Assets Purchase Agreement dated as of August 20, 1993 (the
             "Western Assets Purchase Agreement"), between the Registrant and The Western Company of North America (filed as Exhibit 2.1 to the Registrant's Registration Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

2.2         -Agreement dated as of October 7, 1993, among the Registrant, Noble
             Drilling (U.S.) Inc., Noble International Limited, The Western Company of North America and Offshore International Ltd., amending the Western Assets Purchase Agreement (filed as Exhibit 2.2 to the Registrant's Form 8-K dated October 15, 1993 and incorporated herein by reference).

2.3         -Exchange Agreement dated as of June 4, 1993, by and among the
             Registrant, Grasso Corporation, Offshore Logistics, Inc., PPI-Seahawk, Inc. and Noble Production Services Inc. (filed as
             Exhibit 2.2 to the Registrant's Registration Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

2.4         -Amendment No. 1 dated October 29, 1993 to the Exchange Agreement by and among the Registrant, Grasso Corporation, Offshore Logistics, Inc., PPI-Seahawk Services, Inc. and Noble Production Services Inc. (filed as Exhibit 2.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

2.5         -Assets Purchase Agreement dated as of August 20, 1993 (the "Portal
             Assets Purchase Agreement"), between the Registrant and Portal Rig Corporation (filed as Exhibit 2.3 to the Registrant's Registration Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

2.6         -Agreement dated as of October 25, 1993, among the Registrant,
             Noble (Gulf of Mexico) Inc. and Portal Rig Corporation, amending the Portal Assets Purchase Agreement (filed as Exhibit 2.5 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

2.7         -Assignment and Assumption Agreement made as of October 28, 1993 by and between Noble Production Management Inc., Noble Production Services Inc., OLOG Production Management Inc., PPI-Seahawk Services, Inc. and Grasso Corporation (filed as Exhibit 2.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

2.8         -Stock Purchase Agreement dated April 22, 1994 among Joseph E.
             Beall, George H. Bruce, Triton Engineering Services Company and the Registrant (filed as Exhibit 2.1 to the Registrant's Form 8-K dated May 6, 1994 and incorporated herein by reference).

2.9         -Agreement and Plan of Merger dated June 13, 1994 among the
             Registrant, Chiles Offshore Corporation and Noble Offshore Corporation (filed as Appendix I to the joint proxy statement/prospectus of the Registrant and Chiles Offshore Corporation dated August 12, 1994 constituting Part I of the Registration Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

2.10        -Letter of Intent dated March 13, 1996 among the Registrant,
             Neddrill Holding B.V. and Royal Nedlloyd N.V.

3.1         -Restated Certificate of Incorporation of the Registrant dated
             August 29, 1985 (filed as Exhibit 3.7 to the Registrant's Registration Statement on Form 10 (No. 0-13857) and incorporated herein by reference).

3.2         -Certificate of Amendment of Restated Certificate of Incorporation
             of the Registrant dated May 5, 1987 (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

3.3         -Certificate of Amendment of Restated Certificate of Incorporation
             of the Registrant dated June 1, 1987 (filed as Exhibit 4.3 to the Registrant's Registration Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

3.4         -Certificate of Amendment of Restated Certificate of Incorporation
             of the Registrant dated April 28, 1988 (filed as Exhibit 3.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

3.5         -Certificate of Amendment of Restated Certificate of Incorporation
             of the Registrant dated April 27, 1989 (filed as Exhibit 3.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, as amended, and incorporated herein by reference).

3.6         -Certificate of Amendment of Certificate of Incorporation of the
             Registrant dated August 1, 1991 (filed as Exhibit 3.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

3.7         -Certificate of Designations of $2.25 Convertible Exchangeable
             Preferred Stock, par value $1.00 per share, of the Registrant, dated as of November 18, 1991 (filed as Exhibit 3.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

3.8         -Certificate of Designations of $1.50 Convertible Preferred Stock,
             par value of $1.00 per share, of the Registrant, dated as of September 15, 1994 (filed as Exhibit 3.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.9         -Certificate of Amendment of Certificate of Incorporation of the
             Registrant dated September 15, 1994 (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995 and incorporated herein by reference).

3.10        -Certificate of Elimination of shares of $2.25 Convertible
             Exchangeable Preferred Stock of the Registrant dated June 8, 1995 (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended June 30, 1995 and incorporated herein by reference).

3.11        -Certificate of Designations of Series A Junior Participating
             Preferred Stock, par value $1.00 per share, of the Registrant dated as of June 29, 1995 (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended June 30, 1995 and incorporated herein by reference).

3.12        -Composite copy of the Bylaws of the Registrant as currently in effect (filed as Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended June 30, 1995 and incorporated herein by reference).

4.1         -Indenture governing the Senior Notes (filed as Exhibit 4.1 to the
             Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

4.2         -Form of Senior Notes (included in Section 2.02 of the Indenture filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

4.3         -Rights Agreement dated as of June 28, 1995 between the Registrant and Liberty Bank and Trust Company of Oklahoma City, N.A. (filed as
             Exhibit 4 to the Registrant's Form 8-K dated June 30, 1995 and incorporated herein by reference).

10.1        -Amended and Restated Noble-National Joint Venture Partnership
             Agreement between the Registrant and National Enerdrill Corporation dated December 7, 1990 (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

10.2        -Limited Partnership Agreement between the Registrant and National
             Enerdrill Corporation dated as of January 16, 1992 (filed as
             Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.3        -Certificate of Limited Partnership of NN-1 Limited Partnership
             (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.4*       -Noble Drilling Corporation 1991 Stock Option and Restricted Stock
             Plan (as amended and restated through September 15, 1994) (filed as
             Exhibit 10.1 to the Registrant's Form 8-K dated December 8, 1994 and incorporated herein by reference).

10.5*       -Noble Drilling Corporation 1987 Stock Option Plan (filed as
             Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, as amended, and incorporated herein by reference).

10.6*       -Noble Drilling Corporation Thrift Trust Agreement (filed as
             Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (No. 33-18966) and incorporated herein by reference).

10.7*       -Amendment No. 1 to the Noble Drilling Corporation Thrift Trust
             dated January 27, 1992 (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.8*       -Noble Drilling Corporation Thrift Plan, as amended and restated, dated July 27, 1989 (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.9*       -Amendment No. 1 to the Noble Drilling Corporation Thrift Plan
             dated February 13, 1992 (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.10*      -Directors' Option Agreements dated October 29, 1987, between the
             Registrant and each of Michael A. Cawley, Johnnie W. Hoffman and John F. Snodgrass (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

10.11       -Registration Rights Agreement dated as of January 29, 1988 between the Registrant and General Electric Capital Corporation (filed as a part of Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 11, 1988 and incorporated herein by reference).

10.12       -First Amendment to Registration Rights Agreement dated as of
             February 5, 1993 between the Registrant and General Electric Capital Corporation (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.13       -Guarantee Agreement dated as of August 10, 1989 between the
             Registrant and The Royal Bank of Canada (filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, as amended, and incorporated herein by reference).

10.14       -Credit Agreement dated as of October 29, 1990 between Noble
             Drilling (Canada) Ltd. and The Royal Bank of Canada (filed as
             Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.15       -Letter Agreement amending the Credit Agreement between Noble
             Drilling (Canada) Ltd. and The Royal Bank of Canada dated October 25, 1993 (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.16       -Credit Agreement dated as of October 29, 1990 between Noble
             Enterprises Limited and The Royal Bank of Canada (filed as Exhibit
             10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.17       -Letter Agreement amending the Credit Agreement between Noble
             Enterprises Limited and The Royal Bank of Canada dated October 25, 1993 (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.18       -Guarantee and Subordination Agreement dated as of July 30, 1992 between the Registrant and The Royal Bank of Canada (filed as
             Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.19*      -Amendment No. 2 to the Noble Drilling Corporation Thrift Plan
             dated effective as of August 1, 1992 (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (No. 33-50270) and incorporated herein by reference).

10.20       -Amended and Restated Letter of Credit Agreement, dated as of
             October 25, 1993, among Portal Rig Corporation, Noble (Gulf of Mexico) Inc., NationsBank of Texas, N.A., as agent and as one of the "Banks" thereunder, and Marine Midland Bank, N.A., Bank of America National Trust and Savings Association, and Norwest Bank Minnesota, National Association (collectively, the "Banks") (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.21       -Assignment, Assumption and Amended and Restated Preferred Ship
             Mortgage, dated October 25, 1993, by Noble (Gulf of Mexico) Inc. to the Banks (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.22       -Security Agreement and Assignment, dated October 25, 1993, by
             Noble (Gulf of Mexico) Inc. to the Banks (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.23       -Noble Support Agreement, dated October 25, 1993, among the
             Registrant and the Banks (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.24*      -Noble Drilling Corporation 1992 Nonqualified Stock Option Plan for
             Non-Employee Directors (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (No. 33-62394) and incorporated herein by reference).

10.25*      -Amendment No. 3 to the Noble Drilling Corporation Thrift Plan
             dated effective as of January 1, 1994 (filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.26       -Registration Agreement dated April 22, 1994 between the Registrant and Joseph E. Beall (filed as Exhibit 10.1 to the Registrant's Form 8-K dated May 6, 1994 and incorporated herein by reference).

10.27       -Employment Agreement dated April 22, 1994 between Triton
             Engineering Services Company and Joseph E. Beall (filed as Exhibit
             10.2 to the Registrant's Form 8-K dated May 6, 1994 and incorporated herein by reference).

10.28       -Lease Indemnity Agreement dated April 22, 1994 among Joseph E.
             Beall, Triton Engineering Services Company, 1201 Dairy Ashford Ltd. and the Registrant (filed as Exhibit 10.3 to the Registrant's Form 8-K dated May 6, 1994 and incorporated herein by reference).

10.29       -Credit Agreement dated as of June 16, 1994 among the Registrant,
             First Interstate Bank of Texas, N.A., in its individual capacity and as agent, and Credit Lyonnais Cayman Island Branch (filed as
             Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

10.30       -Revolving Credit Note dated June 16, 1994 of the Registrant in the amount of $12,500,000 in favor of Credit Lyonnais Cayman Island Branch (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

10.31       -Revolving Credit Note dated June 16, 1994 of the Registrant in the amount of $12,500,000 in favor of First Interstate Bank of Texas, N.A. (filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

10.32       -Guaranty Agreement dated as of June 16, 1994 by and among Noble
             Drilling (U.S.) Inc., Noble Drilling (West Africa) Inc. and Noble Drilling (Mexico) Inc. (filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

10.33       -Registration Rights Agreement dated as of September 15, 1994 between the Registrant and P.A.J.W. Corporation (filed as Exhibit
             10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

10.34       -Severance Agreement dated as of July 1, 1993 between Noble
             Offshore Corporation (as successor by merger to Chiles Offshore Corporation) and C.R. Bearden (filed as Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

10.35*      -Amendment No. 2 to the Noble Drilling Corporation Thrift Trust
             dated June 24, 1994 (filed as Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.36*      -Amendment No. 4 to the Noble Drilling Corporation Thrift Plan
             dated December 30, 1994 (filed as Exhibit 10.43 to the Registrant's Form 10-K/A (Amendment No. 1) for the year ended December 31, 1994 and incorporated herein by reference).

10.37*      -Amendment No. 1 to the Noble Drilling Corporation 1992
             Nonqualified Stock Option Plan for Non-Employee Directors dated as of July 28, 1994 (filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.38       -Guarantee dated August 26, 1994 between the Registrant and
             Hibernia Management and Development Company Ltd. (filed as Exhibit
             10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.39*      -Noble Drilling Corporation Amended and Restated Thrift Restoration
             Plan (filed as Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.40*      -Amendment No. 4 to the Noble Drilling Corporation Thrift Plan, as
             in effect as of August 1, 1994, dated December 30, 1994 (filed as
             Exhibit 10.47 to the Registrant's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1994 and incorporated herein by reference).

10.41*      -Amendment No. 5 to the Noble Drilling Corporation Thrift Plan,
             dated effective as of May 1, 1995 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995 and incorporated herein by reference).

10.42*      -Noble Drilling Corporation Retirement Restoration Plan dated April
             27, 1995 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995 and incorporated herein by reference).

10.43*      -Noble Drilling Corporation Short-Term Incentive Plan (revised
             April 1995).

10.44       -First Amendment dated as of June 30, 1995 to Credit Agreement dated as of June 16, 1994 among the Registrant, First Interstate Bank of Texas, N.A., in its individual capacity and as Agent, and Credit Lyonnais Cayman Island Branch.

10.45       -Second Amendment dated as of February 28, 1996 to Credit Agreement dated as of June 16, 1994 among the Registrant, First Interstate Bank of Texas, N.A., in its individual capacity and as Agent, and Credit Lyonnais Cayman Island Branch.

10.46*       -Form of Indemnity Agreement entered into between the Registrant and each of the Registrant's directors and bylaw officers.

21.1         -Subsidiaries of the Registrant.

23.1         -Consent of Price Waterhouse LLP.

23.2         -Consent of Arthur Andersen LLP.

27           -Financial Data Schedule.

--------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.