Form 10-Q
period 1996-03-31
NOBLE DRILLING CORP
filed 1996-04-26
CIK 777201

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

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

Number of shares of Common Stock outstanding as of April 22, 1996:  94,671,407


================================================================================

                                                         DRAFT 2- FORM 10-Q
                          PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                      MARCH 31,          DECEMBER 31,
                                                                                         1996                1995
                                                                                   ------------         ------------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .    $    26,338         $     41,307
      Investment in marketable equity securities  . . . . . . . . . . . . . . .          6,416                6,131
      Investment in marketable debt securities  . . . . . . . . . . . . . . . .         15,417               17,031
      Accounts receivable (net of allowance of $1,307 and $1,280) . . . . . . .         73,184               60,251
      Costs of uncompleted contracts in excess of billings  . . . . . . . . . .          3,717                6,646
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,825               19,795
      Assets held for sale (See Note 6) . . . . . . . . . . . . . . . . . . . .         31,968                    -
      Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .         41,811               36,851
                                                                                   ------------         ------------
            Total current assets  . . . . . . . . . . . . . . . . . . . . . . .        221,676              188,012
                                                                                   ------------         ------------


PROPERTY AND EQUIPMENT
      Drilling equipment and facilities . . . . . . . . . . . . . . . . . . . .        843,965              871,539
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24,523               23,891
                                                                                   ------------         ------------
                                                                                       868,488              895,430
      Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . .       (342,746)            (352,452)
                                                                                   ------------         ------------
                                                                                       525,742              542,978
                                                                                   ------------         ------------
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,535               10,402
                                                                                   ------------         ------------
                                                                                   $   757,953         $    741,392
                                                                                   ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Short-term debt and current installments of long-term debt  . . . . . . .    $    12,610         $     12,210
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,476               30,782
      Accrued payroll and related costs . . . . . . . . . . . . . . . . . . . .         17,821               13,674
      Taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,977               12,953
      Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,785                2,860
      Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . .         12,817               13,910
                                                                                   ------------         ------------
            Total current liabilities . . . . . . . . . . . . . . . . . . . . .         98,486               86,389

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        126,048              129,923
OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,015                1,338
MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            973                  249
                                                                                   ------------         ------------
                                                                                       226,522              217,899
                                                                                   ------------         ------------
SHAREHOLDERS' EQUITY
      $1.50 Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . .          4,025                4,025
      Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,478                9,455
      Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . .        590,255              589,866
      Unrealized losses on marketable securities  . . . . . . . . . . . . . . .           (131)                (115)
      Minimum pension liability . . . . . . . . . . . . . . . . . . . . . . . .         (3,403)              (3,403)
      Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . .         (2,343)              (2,081)
      Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .        (64,587)             (73,802)
      Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . .         (1,863)                (452)
                                                                                   ------------         ------------
                                                                                       531,431              523,493
                                                                                   ------------         ------------
COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . . . . . . . . . . . . .              -                    -
                                                                                   ------------         ------------
                                                                                   $   757,953         $    741,392
                                                                                   ===========         ============


         See accompanying notes to the interim financial statements.

                                                              DRAFT 2- FORM 10-Q



                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------------
                                                                                      1996                   1995
                                                                                  ---------             -----------
OPERATING REVENUES
     Contract drilling services . . . . . . . . . . . . . . . . . . . . . . .     $  60,250              $   53,932
     Labor contract drilling services . . . . . . . . . . . . . . . . . . . .         7,994                  10,590
     Turnkey drilling services  . . . . . . . . . . . . . . . . . . . . . . .        33,055                  17,178
     Engineering and consulting services  . . . . . . . . . . . . . . . . . .         1,762                   1,567
     Other revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,696                   1,829
                                                                                  ---------             -----------
                                                                                    104,757                  85,096
                                                                                  ---------             -----------
OPERATING COSTS AND EXPENSES
     Contract drilling services . . . . . . . . . . . . . . . . . . . . . . .        38,536                  36,119
     Labor contract drilling services . . . . . . . . . . . . . . . . . . . .         5,925                   8,110
     Turnkey drilling services  . . . . . . . . . . . . . . . . . . . . . . .        23,206                  16,377
     Engineering and consulting services  . . . . . . . . . . . . . . . . . .         1,097                   1,457
     Other expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           900                   1,688
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . .         8,930                   8,834
     Selling, general and administrative  . . . . . . . . . . . . . . . . . .        12,025                  10,556
     Impairments, net of gains on asset sales (See Notes 4 and 6) . . . . . .            73                       -
     Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (32)                    (58)
                                                                                  ---------             -----------
                                                                                     90,660                  83,083
                                                                                  ---------             -----------

OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,097                   2,013

OTHER INCOME (EXPENSE)
     Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,176)                 (3,024)
     Interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           825                   1,492
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           483                     578
                                                                                  ---------             -----------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . .        12,229                   1,059

INCOME TAX PROVISION  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,503)                 (1,720)
                                                                                  ---------             -----------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,726                    (661)

PREFERRED STOCK DIVIDENDS . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,511)                 (2,670)
                                                                                  ---------             -----------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES . . . . . . . . . . . . . . . .     $   9,215              $   (3,331)
                                                                                  =========              ==========




NET INCOME (LOSS) APPLICABLE TO COMMON SHARES
   PER SHARE (See Note 3) . . . . . . . . . . . . . . . . . . . . . . . . . .       $  0.10                $  (0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  . . . . . . . . . . . . . . . . .        95,782                  80,066





          See accompanying notes to the interim financial statements.

                                                              DRAFT 2- FORM 10-Q



                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------------
                                                                                      1996                    1995
                                                                                  ---------               ----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  10,726               $     (661)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization . . . . . . . . . . . . . . . . . . . .         8,930                    8,834
        (Gain) loss on sale of assets   . . . . . . . . . . . . . . . . . . .        (7,716)                     206
        Loss (gain) on foreign exchange . . . . . . . . . . . . . . . . . . .           215                     (494)
        Deferred income tax benefit . . . . . . . . . . . . . . . . . . . . .             -                     (682)
        Asset impairments . . . . . . . . . . . . . . . . . . . . . . . . . .         7,600
        Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           439                      144
        Changes in current assets and liabilities:
            Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .       (13,294)                    (994)
            Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,612)                  (2,612)
            Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .         3,669                    2,472
            Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .         9,079                   (2,736)
                                                                                  ---------               ----------
                                                                                     18,036                    3,477
                                                                                  ---------               ----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Purchase of property and equipment . . . . . . . . . . . . . . . . . . . .       (42,171)                 (16,082)
   Proceeds from sale of property and equipment . . . . . . . . . . . . . . .        14,521                       70
   Proceeds from sale of (investment in) marketable debt securities . . . . .         1,596                   (3,274)
                                                                                  ---------               ----------
                                                                                    (26,054)                 (19,286)
                                                                                  ---------               ----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
   Payment of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .        (3,875)                       -
   Dividends paid on preferred stock  . . . . . . . . . . . . . . . . . . . .        (1,509)                  (2,670)
   Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . .           456                      557
   Purchase of shares returned to treasury  . . . . . . . . . . . . . . . . .        (2,052)                       -
   Preferred stock conversion payment (See Note 2)  . . . . . . . . . . . . .             -                   (1,524)
   Proceeds from (payment of) short-term debt . . . . . . . . . . . . . . . .           400                   (2,544)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -                      139
                                                                                  ---------               ----------
                                                                                     (6,580)                  (6,042)
                                                                                  ---------               ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . . . . . . . . .          (371)                     230
                                                                                  ---------               ----------

DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . .       (14,969)                 (21,621)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . .        41,307                   95,163
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . .     ---------               ----------
                                                                                  $  26,338               $   73,542
                                                                                  =========               ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     177               $        -
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       -               $    1,494
   Noncash investing and financing activities:


      Triton acquisition with common stock  . . . . . . . . . . . . . . . . .     $       -               $    1,500





          See accompanying notes to the interim financial statements.

                                                             DRAFT 2 - FORM 10-Q

                 NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

     (Dollar amounts in tables are in thousands, except per share amounts)
                                  (Unaudited)



NOTE 1 -- BASIS OF ACCOUNTING

      The Consolidated Balance Sheet as of March 31, 1996, of Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company"), the related Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995, respectively, are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These interim financial statements and notes are presented in condensed form as permitted by Form 10-Q.

      Certain reclassifications have been made in the 1995 consolidated financial statements to conform to the classifications used in the 1996 consolidated financial statements. These reclassifications have no impact on net income or loss.

NOTE 2 -- CONVERSION OF $2.25 CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

      In March 1995, an aggregate of 923,862 shares of Noble Drilling's $2.25 Convertible Exchangeable Preferred Stock were converted into 5,006,830 shares of Noble Drilling common stock. The Company paid an aggregate of approximately $1,524,000 in cash ("Preferred Conversion Payment") in the first quarter of 1995 in connection with this conversion.

NOTE 3 - NET INCOME (LOSS) APPLICABLE TO COMMON SHARES PER SHARE

      Net income (loss) applicable to common shares per share has been computed on the basis of the weighted average number of common shares and, where dilutive, common share equivalents outstanding during the indicated periods. The calculation of net income (loss) applicable to common shares per share assuming full dilution was antidilutive; therefore, fully diluted amounts are not presented. The Preferred Conversion Payment of approximately $1,524,000 in March 1995 was accounted for as a reduction of net earnings applicable to common shares for purposes of calculating the net loss per common share. This accounting treatment increased the net loss applicable to common shares per share from $0.04 to $0.06 for the three months ended March 31, 1995.

NOTE 4 - ACQUISITION AND SALE OF ASSETS

     Consistent with its business strategy, the Company sold two of its posted barge units during the first quarter of 1996. The Gus Androes, located in the U.S. Gulf of Mexico ("U.S. Gulf"), was sold for $6,000,000 on January 5, 1996. A second posted barge unit, the Gene Rosser, located offshore Nigeria was sold for $13,000,000; payments of $2,000,000 and $8,000,000 were received in the fourth quarter of 1995 and the first quarter of 1996, respectively. The remaining proceeds will be received in the second quarter of 1996 ($2,000,000) and the first quarter of 1997 ($1,000,000). The Company recorded gains of $4,815,000 and $2,712,000, respectively, related to the sales of these posted barge units in the first quarter of 1996. The Company's remaining two posted barges are located offshore Nigeria and are being held for sale (See Note 6).

         On February 26, 1996, the Company purchased the Odin Explorer, renamed the Gus Androes, a 300-foot Levingston III-C independent leg cantilevered unit. The rig is presently located offshore Sharjah, U.A.E. undergoing refurbishment and is scheduled to be available for work in the third quarter of 1996. The Company submitted a tender to an international oil and gas company for a drilling contract to commence in the third quarter, following refurbishment, for a term of one year plus two one-year options.

         The Company also purchased the Dana, a 250-foot Marathon LeTourneau 82-C independent leg cantilevered rig, on March 20, 1996. Currently the rig is employed under a contract with Qatar General Petroleum Corporation (QGPC).
Rig enhancements are scheduled for the latter part of the third quarter upon completion of the current contract. The rig will commence a three-year contract for QGPC after the scheduled refurbishment is complete.

NOTE 5 - MARKETABLE SECURITIES

      The Company accounts for its investments in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under the provisions of SFAS No. 115, investments in debt and equity securities are required to be classified into one of three categories: held to maturity, available for sale or trading securities. At each reporting date, the appropriateness of such classification is required to be reassessed. Realized gains and losses on sales of investments are included in income on a specific identification basis.

                                                             DRAFT 2 - FORM 10-Q

                 NOBLE DRILLING CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS -- (CONTINUED)

     (Dollar amounts in tables are in thousands, except per share amounts)
                                  (Unaudited)

      As of March 31, 1996, the Company classified all of its debt securities with original maturities of more than three months as available for sale. These investments are classified as current assets on the accompanying consolidated balance sheets. The following table highlights information applicable to the Company's investments classified as available for sale as of March 31, 1996 and December 31, 1995:

                                                                    MARCH 31, 1996
                                                     --------------------------------------------
                                                                                           NET
                                                     AMORTIZED                         UNREALIZED
        DEBT SECURITY/MATURITY                         COST           FAIR VALUE         LOSSES
        ----------------------                       ---------        ----------       ----------
Corporate Obligations:
   Mature within 1 year . . . . . . . . . . . .      $   2,113        $   2,107        $      (6)
   Mature after 1 year through 5 years  . . . .              -                -                -
                                                     ---------        ---------        ---------
                                                         2,113            2,107               (6)
                                                     ---------        ---------        ---------
U.S. Government Obligations:
   Mature within 1 year . . . . . . . . . . . .          8,206            8,134              (72)
   Mature after 1 year through 3 years  . . . .          5,229            5,176              (53)
                                                     ---------        ---------        ---------
                                                        13,435           13,310             (125)
                                                     ---------        ---------        ---------

Total . . . . . . . . . . . . . . . . . . . . .      $  15,548        $  15,417        $    (131)
                                                     =========        =========        =========

                                                                     DECEMBER 31, 1995
                                                        -------------------------------------------
                                                                                            NET
                                                        AMORTIZED                        UNREALIZED
        DEBT SECURITY/MATURITY                            COST          FAIR VALUE         LOSSES
        ----------------------                          ---------       ----------       ----------
Corporate Obligations:
   Mature within 1 year . . . . . . . . . . . .       $   1,520        $   1,520                -
   Mature after 1 year through 5 years  . . . .           7,258            7,214        $     (44)
                                                      ---------        ---------        ---------
                                                          8,778            8,734              (44)
                                                      ---------        ---------        ---------
U.S. Government Obligations:
   Mature after 1 year through 5 years  . . . .           8,368            8,297              (71)
                                                      ---------        ---------        ---------

Total . . . . . . . . . . . . . . . . . . . . .       $  17,146        $  17,031        $    (115)
                                                      =========        =========        =========

      An allowance for unrealized losses has been included as a reduction of shareholders' equity. Total realized losses related to short-term investments amounted to $16,000 and $22,000, for the three months ended March 31, 1996 and 1995, respectively.

      The Company categorizes its investments in marketable equity securities of $6,416,000 as trading securities and such investments are classified as current assets and are recorded at fair value at March 31, 1996. Total net unrealized gains related to these equity investments at March 31, 1996 were $286,000 compared to net unrealized losses of $202,000 at March 31, 1995.

NOTE 6 - PROPERTY AND EQUIPMENT

      In March 1995, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued. This statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted this standard effective January 1, 1996. In accordance with SFAS No. 121, the Company recorded an impairment loss of $7,600,000 in the first quarter of 1996.

      The Company is planning to sell its remaining two barges, the Lewis Dugger and the Chuck Syring, and these assets have been reduced to their estimated net realizable value and are classified as assets held for sale at March 31, 1996. The Company expects the sale of these assets to occur during 1996. These rigs are currently under contract and contributed gross margins of $1,495,000 during the first quarter of 1996.

                                                             DRAFT 2 - FORM 10-Q

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS -- (CONTINUED)

     (Dollar amounts in tables are in thousands, except per share amounts)
                                  (Unaudited)



NOTE 7 - STOCK REPURCHASE

      In January 1996, 250,000 shares of common stock were repurchased by the Company and returned to treasury stock. Subsequent to the repurchase, 108,750 shares of treasury stock were issued to certain employees as restricted stock under the Company's 1991 Stock Option and Restricted Stock Plan and have been placed in escrow subject to satisfaction of various performance criteria during a three-year period.

NOTE 8 - SUBSEQUENT EVENT

      On April 25, 1996, the Company entered into an agreement of sale and purchase with Royal Nedlloyd N.V. ("Nedlloyd") and its wholly owned subsidiary, Neddrill Holding B.V., to acquire the offshore contract drilling, accommodation and other oil and gas exploration and production related service businesses of Nedlloyd's offshore drilling division ("Neddrill"), including the acquisition of $25,000,000 in net working capital and the transfer of personnel. The purchase price is $300,000,000 in cash plus 5,000,000 shares of Noble Drilling common stock. Consummation of the acquisition is subject to financing being obtained by the Company, and satisfaction of customary closing conditions contained in the acquisition agreement.

      The following table reflects unaudited pro forma consolidated statement of operations data for the three months ended March 31, 1996 and for the year ended December 31, 1995 as if the acquisition had occurred at the beginning of these periods.

                                                         THREE MONTHS
                                                             ENDED       YEAR ENDED
                                                           MARCH 31,    DECEMBER 31,
                                                            1996           1995
                                                         -------------  ------------
                                                                  (UNAUDITED)

Operating revenues . . . . . . . . . . . . . . . . . . .    $146,193       $449,493
Net income (loss) applicable to common shares  . . . . .    $ 16,304       $ (1,708)
Net income (loss) applicable to common shares per share.    $   0.14       $  (0.03)

                                                             DRAFT 2 - FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

      This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, intense competition in the drilling industry, volatility of oil and gas prices, political and economic conditions in international markets (including Nigeria and Venezuela), potential for decrease in demand for drilling services in the U.S. Gulf of Mexico ("U.S. Gulf") where the Company has a concentration of drilling rigs, risks associated with turnkey drilling contracts, early termination provisions generally found in the Company's offshore drilling contracts, operational risks (such as blowouts, fires and loss of production), insurance coverage limitations, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation).

THE COMPANY

      The Company's business strategy has been to expand its international and offshore drilling capabilities through acquisitions and rig upgrades and modifications, and by redeploying assets in important geological areas. In recent years, the Company has included within its strategic objectives a focus on increasing the number of rigs in its fleet capable of drilling in deeper water depths. As used herein, unless otherwise required by the context, "Noble Drilling" refers to Noble Drilling Corporation and the "Company" refers to Noble Drilling and its consolidated subsidiaries.

      The Company's offshore fleet at March 31,1996, consisted of 46 rigs, comprised of 36 jackup drilling rigs, eight submersible rigs and two posted barges. As of March 31, 1996, the offshore fleet was diversified geographically as follows: U.S. Gulf - 28 rigs; Nigeria - eight rigs; Venezuela - four rigs; Persian Gulf - three rigs; Mexican Gulf - one rig; India - one rig, and Zaire - one rig. The Company's offshore operations also include labor contracts for drilling and workover activities covering 13 rigs operating in the U.K. sector of the North Sea. These rigs are not owned or leased by the Company. Through its wholly owned subsidiary, Triton Engineering Services Company, the Company provides turnkey drilling services and other engineering and consulting services to the oil and gas industry. The Company's land drilling operations are conducted in Canada, Texas and Louisiana with an active fleet of 19 land drilling rigs.

      On January 5, 1996, the Company completed the sale of one posted barge, the Gus Androes, located in the U.S. Gulf. A second posted barge, the Gene Rosser, located offshore Nigeria was sold on March 27, 1996. These transactions are part of the Company's strategy to focus on deepwater drilling. In addition, the Company is planning to sell its remaining two posted barges, the Lewis Dugger and the Chuck Syring.

      On February 23, 1996, the Company purchased the Odin Explorer, renamed the Gus Androes, a 300-foot independent leg cantilevered jackup rig located offshore Sharjah, U.A.E. This rig is currently undergoing refurbishment prior to being returned to service. The Company submitted a tender to an international oil and gas company for a drilling contract to commence in the third quarter of 1996 for a one-year term plus two one-year options. In addition, the Company purchased a second rig, the Dana, a 250-foot independent leg cantilevered jackup rig, on March 20, 1996. The rig is currently under contract in Qatar. Enhancements to the rig are scheduled for the third quarter of 1996.

NEDDRILL ACQUISITION

      On April 25, 1996, the Company entered into an agreement of sale and purchase with Royal Nedlloyd N.V. ("Nedlloyd") and its wholly owned subsidiary, Neddrill Holding B.V., to acquire (the "Acquisition") the offshore contract drilling, accommodation and other oil and gas exploration and production related service businesses of Nedlloyd's offshore drilling division ("Neddrill"), including the acquisition of $25,000,000 in net working capital and the transfer of personnel. The purchase price is $300,000,000 in cash plus 5,000,000 shares of Noble Drilling common stock.

      The Acquisition promotes the Company's historic and long-term strategic goals of expanding its international presence and enhancing the Company's deepwater drilling capabilities. The Acquisition adds deepwater and harsh environment capabilities to the Company's fleet, diversifies the fleet to include drillships and a semisubmersible and increases the Company's geographic diversification by providing entry into the Brazilian offshore market and expanding its presence in the North Sea.

      Neddrill's operations are managed from its headquarters in Rotterdam, The Netherlands. Its fleet includes two dynamically positioned drillships (one of which is currently operating offshore West Africa, the second offshore
Brazil); one second generation semisubmersible rig operating in the North Sea; and six harsh environment jackup drilling rigs (five operating in the North Sea and one offshore Argentina). Neddrill expects to acquire through a joint venture arrangement a 41 percent interest in, and to operate, a third dynamically positioned drillship upon the owner's receipt of final consent from the Russian authorities. In addition, Neddrill operates under a bareboat charter a seventh harsh environment jackup rig as a hotel accommodation unit in the North Sea. Neddrill's semisubmersible and jackup rigs are all currently under contract, with commitments extending through August 1996 to 2001, depending on the rig. All three drillships are committed under five to six year contracts to work for Petroleo Brasileiro S.A. (Petrobras) offshore Brazil.
In addition to the one drillship already on location, the other two are scheduled to arrive in late 1996 or early 1997.

      Neddrill currently employs approximately 615 personnel in offshore/field positions and 60 employees in shorebase and administrative positions. Depending on location, some employees are covered by a labor agreement or are represented by labor unions. Neddrill's employees will initially receive the same pay rates and benefits package as they received prior to closing of the Acquisition, although the Acquisition Agreement does not bind the Company to continue to provide pay or benefits except as required by applicable law and existing employment agreements. Neddrill maintains shorebase facilities in Argentina, Brazil, Denmark, the United Kingdom and The Netherlands.

      The Acquisition will expand the types of rigs comprising the Company's offshore fleet to include drillships and a semisubmersible. Consummation of the Acquisition is subject to financing being obtained by the Company, and satisfaction of customary closing conditions contained in the Acquisition agreement.

      The Company expects to file two registration statements with the Securities and Exchange Commission on April 29, 1996: one to be used in connection with the proposed offer and sale of up to 18,975,000 shares of Common Stock and the other to be used in connection with the proposed offer and sale of $125,000,000 aggregate principal amount of __% Senior Notes due 2006. The Company will use $300,000,000 of the aggregate net proceeds from these offerings to pay the cash portion of the Acquisition purchase price.

                                                             DRAFT 2 - FORM 10-Q





INDUSTRY CONDITIONS AND RISKS

      The offshore contract drilling industry has experienced a series of consolidations and acquisitions among drilling contractors. The Company expects this trend to continue as drilling contractors position themselves strategically in the market. The Company, from time to time, has discussions with third parties regarding asset acquisitions or business combinations and intends to continue to consider business opportunities that it believes promote its business strategy. In recent years the Company has included within its strategic objectives a focus on increasing the number of rigs in its fleet capable of drilling in deeper water depths.

      During late 1992, U.S. natural gas prices improved, resulting in greater demand and higher dayrates for drilling rigs. Increasing U.S. natural gas prices resulted in significant improvements in the U.S. Gulf rig demand and dayrates during the second half of 1993. Declining world oil prices during this period reduced rig demand outside the U.S. Gulf. As a result of declining international rig demand and improved market conditions in the U.S. Gulf, many contractors mobilized rigs from international markets to the U.S. Gulf in late 1993 and early 1994. The increased supply of drilling rigs in the U.S. Gulf more than offset the increased level of U.S. Gulf rig demand during 1994 and the first half of 1995, causing dayrates to soften. By mid-year 1995, rig demand in the international arena began to strengthen. Improved political stability and strengthened world oil prices caused more favorable market conditions which enabled the Company to further its strategy of mobilizing its rigs out of the U.S. Gulf into international markets. Simultaneously, the U.S. Gulf market strengthened due to improved gas prices and increased subsalt and deepwater drilling opportunities.

      The Company anticipates that the domestic offshore market will continue to experience significant activity levels through the second quarter and into the third quarter of 1996. However, the Company is cautious and does not necessarily predict that these robust levels will continue indefinitely. The international market is anticipated to remain strong, assuming oil prices remain at current levels and the various political environments remain stable. If the price of natural gas decreases in the near future, the Company's dayrates and utilization rates in the U.S. Gulf could be adversely affected. The Company can predict neither the future level of demand for its drilling services nor the future conditions in the offshore contract drilling industry.

      The Company's revenues are balanced between international and domestic services. Revenues from international sources accounted for approximately 42 percent and 49 percent of the Company's operating revenues for the three months ended March 31, 1996 and the year ended December 31, 1995, respectively.

      Currently, the Company has seven offshore drilling units under contract and one offshore drilling rig available for bidding offshore Nigeria.

                                                             DRAFT 2 - FORM 10-Q



Revenues from drilling activities in Nigeria accounted for approximately 14 percent of the Company's operating revenues for both the three months ended March 31, 1996, and the year ended December 31, 1995. In those periods, Nigeria experienced labor strikes, high inflation and political turmoil, none of which has materially affected the Company's operations; however, no assurance can be given that the political and economic climate in Nigeria will not worsen or that it will not materially affect the Company's operations in the future.

      The Company currently has three rigs under contract with Lagoven, a subsidiary of the government-owned oil company of Venezuela. Two of these rigs are under long-term contracts terminating in the year 2000 and the third is operating on a well-to-well basis. A fourth rig is under a long-term contract with Shell Venezuela S.A. through June 1997. In recent periods, the Venezuelan economy has experienced high inflation and a shortage of foreign currency. In 1994, the Venezuelan government imposed a program of currency exchange controls and taxes on certain financial transactions that temporarily limited the ability of the government-owned oil companies and their affiliates to make payment in U.S. dollars or other hard currencies to oilfield service contractors. During this period, the Company's operations were not materially affected, and the Company received timely payment for its services in U.S. dollars. During April 1996, the Venezuelan government announced increases in gas prices, interest rates and the value-added tax rate. In addition, the government eased exchange controls and granted pay raises to public sector employees. It is unknown what impact, if any, these events will have on the Company's operations in Venezuela. Revenues from drilling activities in Venezuela accounted for approximately eight percent and 10 percent of the Company's operating revenues for the three months ended March 31, 1996 and the year ended
December 31, 1995, respectively.

                                                             DRAFT 2 - FORM 10-Q




SELECTED FINANCIAL INFORMATION

      The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues for the periods indicated.

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                         ------------------------------
                                                                                          1996                    1995
                                                                                         ------                  ------
Operating revenues
   Contract drilling services
       International offshore . . . . . . . . . . . . . . . . . . . . . . . .             28.9%                   27.7%
       Domestic offshore  . . . . . . . . . . . . . . . . . . . . . . . . . .             22.2                    24.7
       International land . . . . . . . . . . . . . . . . . . . . . . . . . .              3.1                     8.0
       Domestic land  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              3.3                     3.0
                                                                                         ------                  ------
           Total contract drilling services . . . . . . . . . . . . . . . . .             57.5                    63.4
                                                                                         ------                  ------
   Labor contract drilling services . . . . . . . . . . . . . . . . . . . . .              7.6                    12.4
   Turnkey drilling services  . . . . . . . . . . . . . . . . . . . . . . . .             31.6                    20.2
   Engineering services . . . . . . . . . . . . . . . . . . . . . . . . . . .              1.7                     1.8
   Other revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1.6                     2.2
                                                                                         ------                  ------
                                                                                         100.0                   100.0
Operating costs
   Contract drilling services . . . . . . . . . . . . . . . . . . . . . . . .            (36.8)                  (42.4)
   Labor contract drilling services . . . . . . . . . . . . . . . . . . . . .             (5.7)                   (9.5)
   Turnkey drilling services  . . . . . . . . . . . . . . . . . . . . . . . .            (22.2)                  (19.2)
   Engineering services . . . . . . . . . . . . . . . . . . . . . . . . . . .             (1.0)                   (1.7)
   Other expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (0.9)                   (2.1)
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .             (8.5)                  (10.4)
Selling, general and administrative . . . . . . . . . . . . . . . . . . . . .            (11.5)                  (12.4)
Impairments, net of gains on asset sales (1)  . . . . . . . . . . . . . . . .             (0.1)                    0.0
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0.0                     0.1
                                                                                         ------                  ------
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13.3                     2.4
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (3.0)                   (3.6)
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0.8                     1.8
Other income, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              0.5                     0.7
                                                                                         ------                  ------
Income from continuing operations before
  income tax and extraordinary item . . . . . . . . . . . . . . . . . . . . .             11.6                     1.3
Income tax provision  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (1.4)                   (2.0)
                                                                                         ------                  ------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10.2                    (0.7)
Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . .             (1.4)                   (3.1)
                                                                                         ------                  ------
Net income (loss) applicable to common shares . . . . . . . . . . . . . . . .              8.8%                   (3.8)%
                                                                                         ======                  ======


- -------------

(1) Consists of an impairment write-down related to adoption of SFAS No. 121 in an amount equal to $7,600,000 offset by gains from the sale of two posted barges aggregating $7,527,000, recorded in the first quarter of 1996.

                                                             DRAFT 2 - FORM 10-Q





RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

      OPERATIONAL REVIEW.  During the three months ended March 31, 1996,
(the "Current Quarter"), the Company generated operating revenues of $104,757,000 compared to $85,096,000 during the three months ended March
31, 1995 (the "Comparable Quarter"). The increase in operating revenues was primarily due to increased offshore contract and turnkey drilling activity combined with improved dayrates during the Current Quarter. Domestic offshore contract drilling benefited in the Current Quarter from a 15 percent improvement in average dayrates compared to the Comparable Quarter.

      Revenues in the Current Quarter for international offshore contract drilling operations increased primarily due to the strategic relocation of the Percy Johns and Lloyd Noble from the U.S. Gulf to Nigeria during the third quarter of 1995. These rigs were replaced in the U.S. Gulf by the redeployment of the John Sandifer and the Eddie Paul, which completed extensive refurbishment programs in the third and fourth quarters of 1995, respectively.

      Turnkey drilling services revenue increased $15,877,000 in the Current Quarter due to the completion of wells under contracts of longer durations and at increased prices caused by growing demand for equipment and services in the U.S. Gulf.

      The utilization rate for the Company's domestic offshore rig fleet increased to 96 percent in the Current Quarter compared to 81 percent in the Comparable Quarter. The Company's international offshore rig utilization rate increased to 92 percent during the Current Quarter from 80 percent in the Comparable Quarter. At March 31, 1996, the Company had labor contracts on 13 operator-owned rigs in its international operations compared to 15 rigs at the end of the Comparable Quarter.

      Gross margins from contract drilling operations were $21,714,000, or 36 percent of contract drilling revenues, in the Current Quarter as compared to $17,813,000 or 33 percent of drilling revenues, in the Comparable Quarter. The increase in gross margins was principally due to higher average dayrates from the domestic contract drilling operations. Labor contract gross margins were $2,069,000, or 26 percent of labor contract revenues, in the Current Quarter compared to $2,480,000, or 23 percent of labor contract revenues, in the Comparable Quarter. Turnkey drilling operations gross margins were $9,849,000, or 30 percent of turnkey drilling revenues, in the Current Quarter compared to gross margins of $801,000, or five percent of turnkey drilling revenues, in the Comparable Quarter. Eight turnkey wells were completed in the Current Quarter compared to nine turnkey wells in the Comparable Quarter. The increase in turnkey drilling operations gross margins was due to an improved success rate on turnkey wells.

      IMPAIRMENTS, NET OF GAINS ON ASSET SALES. The Company is planning to sell its two remaining posted barges located in Nigeria. The Company recorded $7,600,000 in asset impairments related to the implementation of SFAS No. 121 during the Current Quarter. This charge was offset by gains on the sales of two posted barge units totaling $7,527,000.

                                                             DRAFT 2 - FORM 10-Q


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      The Company had working capital of $123,190,000 and $101,623,000 as of March 31, 1996, and December 31, 1995, respectively. The increase in working capital was primarily due to the reclassification of the Company's two remaining barges as assets held for sale in the Current Quarter. Long-term debt as a percentage of long-term debt plus shareholders' equity was 19 percent at March 31, 1996, compared to 20 percent at December 31, 1995.

      At March 31, 1996, the Company had cash, cash equivalents, and investments in marketable debt securities of $41,755,000 and had $24,724,000 of funds available under various lines of credit. The Company expects to generate positive cash flow from operations for the remainder of 1996, assuming no material decrease in demand for contract drilling and turnkey services. The Company will continue to have cash requirements for debt principal and interest payments and preferred dividends, when and if declared. For the remainder of 1996, debt principal and interest payments for currently outstanding debt are estimated to be approximately $21,406,000. Cumulative dividends on the $1.50 Convertible Preferred Stock for the remainder of 1996 are approximately $4,528,000. The Company expects to fund these obligations, totaling
$25,934,000, out of cash and short-term investments as well as cash expected to be provided by operations.

      Capital expenditures for the remainder of 1996 are planned to aggregate approximately $54,000,000, of which the majority are discretionary and relate to upgrades of equipment. Management considers such upgrades desirable to improve the marketability of the fleet, but the upgrades could be deferred if necessary. These capital expenditures will be funded from operating cash flows to the extent available, existing cash balances, and/or available lines of credit.

CREDIT FACILITIES AND LONG-TERM DEBT

      At March 31, 1996, the Company had lines of credit totaling $26,000,000, of which $3,000,000 was available for letters of credit, and letter of credit facilities totaling $5,000,000, subject to the Company's maintenance of certain levels of collateral. At March 31, 1996, the Company had $24,724,000 available under these lines of credit, including $1,723,580 available to support the issuance of letters of credit.

      On March 29, 1996, the Company's Venezuelan subsidiary signed a three-month promissory note with Banco Provincial for the equivalent of $400,000. This note accrues interest at a variable interest rate, 44 percent as of March 29, 1996, determined by a committee of bankers on the second business day of each week, payable monthly in advance. This note is due and payable on June 29, 1996.

      On November 3, 1995, the Company entered into a financing agreement with Transamerica Insurance Finance for a period of 18 months related to the renewal of its Marine Package, Protection and Indemnity, and Excess Liability insurance policies. The amount financed totaled $16,561,000 at a fixed interest rate of
6.23 percent per annum, repayable in 18 equal payments.

      In 1993, the Company issued $125,000,000 aggregate principal amount of 9-1/4% Senior Notes Due 2003 (the "Senior Notes"). The Senior Notes will mature on October 1, 2003. Interest on the Senior Notes is payable semi-annually on April 1 and October 1 of each year. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 1998 at
103.47 percent of principal amount, declining ratably to par on or after October 1, 2001, plus accrued interest. Mandatory sinking fund payments of 25 percent of the original principal amount of the Senior Notes at par plus accrued interest will be required on October 1, 2001 and October 1, 2002. The indenture governing the Senior Notes contains certain restrictive covenants, including limitations on additional indebtedness and the ability to secure such indebtedness; restrictions on dividends and certain investments; and limitations on sales of assets, sales and leasebacks, transactions with affiliates, and mergers or consolidations.

      In connection with the initial construction of the NN-1, the predecessor of NN-1 Limited Partnership issued U.S. Government Guaranteed Ship Financing Sinking Fund Bonds, of which $1,546,000 was outstanding at March 31, 1996. Interest and principal are payable semi-annually on June 15 and December 15 of each year with interest at 8.95 percent, and the bonds mature in 1998. The bonds are secured by the vessel, and the applicable security agreement contains certain restrictions, among others, on distributions to partners, dispositions of assets, and the provision of services to related parties. In addition, there are minimum working capital, net worth and long-term debt to net worth requirements applicable to NN-1 Limited Partnership. The Company's sharing percentage in NN-1 Limited Partnership's distributions from operations is generally 90 percent.

      The Company expects to file two registration statements with the Securities and Exchange Commission on April 29, 1996: one to be used in connection with the proposed offer and sale of up to 18,975,000 shares of Noble Drilling common stock and the other to be used in connection with the proposed offer and sale of $125,000,000 aggregate principal amount of __% Senior Notes due 2006. The Company will use $300,000,000 of the aggregate net proceeds from these offerings to pay the cash portion of the Acquisition purchase price. The Company plans to use the remaining proceeds from such offerings, if any, for general corporate and working capital purposes.

                                                             DRAFT 2 - FORM 10-Q




                          PART II.  OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The annual meeting of stockholders of Noble Drilling was held in Houston, Texas, at 10:00 a.m., local time, on April 25, 1996.

    (b) Proxies were solicited by the Board of Directors of Noble Drilling pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

    (c) Out of a total of 94,468,350 shares of Noble Drilling common stock outstanding and entitled to vote, 90,719,796 shares were present in person or by proxy, representing approximately 96 percent of outstanding shares. The first matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the re-election of Johnnie W. Hoffman and Lawrence J. Chazen to serve three-year terms on the Board of Directors of Noble Drilling. The results of voting were as follows:

                                                                                  Number of Shares
     Nominee for Re-election             Number of Shares Voting                WITHHOLDING AUTHORITY
           as Director                 FOR Re-election as Director        to Vote for Re-election as Director
     -----------------------           ---------------------------        -----------------------------------
     Johnnie W. Hoffman                        85,465,569                             5,254,227

     Lawrence J. Chazen                        85,467,713                             5,252,083

         The only other matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the proposal to approve and ratify indemnity agreements between the Company and its directors and certain officers and to authorize the Company to enter into such agreements in the future with directors and certain officers. The results of voting on this proposal were as follows:

         For: 82,295,620       Against: 1,325,745       Abstain: 98,431

         (d)     Inapplicable.

                                                             DRAFT 2 - FORM 10-Q




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

    (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                                             DRAFT 2 - FORM 10-Q





                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NOBLE DRILLING CORPORATION




DATE:    April 26, 1996                 /S/ JAMES C. DAY
                                        ---------------------------------------
                                        JAMES C. DAY, Chairman, President and
                                        Chief Executive Officer



DATE:    April 26, 1996                 /S/ BYRON L. WELLIVER
                                        ---------------------------------------
                                        BYRON L. WELLIVER,
                                        Senior Vice President-Finance,
                                        Treasurer and Controller
                                        (Principal Financial and Accounting
                                        Officer)

                                                             DRAFT 2 - FORM 10-Q





                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              EXHIBIT
- -------             -------
10.1*         Noble Drilling Corporation Short-Term Incentive Plan (revised
              April 1996).

27            Financial Data Schedule

- -----------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.