Form 10-K/A
period 1995-12-31
NOBLE DRILLING CORP
filed 1996-06-28
CIK 777201

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


             10370 RICHMOND AVENUE, SUITE 400, HOUSTON, TEXAS 77042
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 974-3131
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


            NONE
    TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.10 PER SHARE
          $1.50 CONVERTIBLE PREFERRED STOCK, PAR VALUE $1.00 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

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

     Number of shares of Common Stock outstanding as of March 4, 1996:
94,462,850

                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

     (1) Proxy statement for the 1996 annual meeting of stockholders -
Part III

     Item 14 of Noble Drilling Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K") is amended to reflect the filing herewith as new Exhibit 99.1 of the financial statements required by Form 11-K for the fiscal year ended December 31, 1995 with respect to the Noble Drilling Corporation Thrift Plan, and such Item 14 is restated as set forth on the following page.

     The Index to Exhibits to the 1995 Form 10-K is restated in its entirety following the signature page hereto in order to reflect the inclusion therein, and the filing herewith, of Exhibit 99.1

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

         (4) Financial Statements required by Form 11-K for the fiscal year ended December 31, 1995 with respect to the Noble Drilling Corporation Thrift Plan are filed as Exhibit 99.1 hereto.

     (b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           NOBLE DRILLING CORPORATION




                                           By:      /s/ JAMES C. DAY
Date: June 28, 1996                        -----------------------------------
                                            James C. Day, Chairman, President
                                               and Chief Executive Officer

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

EXHIBIT
NUMBER                             EXHIBIT
- --------------------------------------------------------------------------------

 2.10    -        Letter of Intent dated March 13, 1996 among the Registrant,
                  Neddrill Holding B.V.  and Royal Nedlloyd N.V.

 3.1     -        Restated Certificate of Incorporation of the Registrant dated
                  August 29, 1985 (filed as Exhibit 3.7 to the Registrant's
                  Registration Statement on Form 10 (No. 0-13857) and incorporated herein by reference).

 3.2     -        Certificate of Amendment of Restated Certificate of
                  Incorporation of the Registrant dated May 5, 1987 (filed as
                  Exhibit 4.2 to the Registrant's Registration Statement on
                  Form S-3 (No. 33-67130) and incorporated herein by reference).

 3.3     -        Certificate of Amendment of Restated Certificate of
                  Incorporation of the Registrant dated June 1, 1987 (filed as
                  Exhibit 4.3 to the Registrant's Registration Statement on
                  Form S-3 (No. 33-67130) and incorporated herein by reference).

 3.4     -        Certificate of Amendment of Restated Certificate of
                  Incorporation of the Registrant dated April 28, 1988 (filed as Exhibit 3.12 to the Registrant's Annual Report on Form
                  10-K for the year ended December 31, 1988 and incorporated herein by reference).

 3.5     -        Certificate of Amendment of Restated Certificate of
                  Incorporation of the Registrant dated April 27, 1989 (filed as Exhibit 3.13 to the Registrant's Annual Report on Form
                  10-K for the year ended December 31, 1989, as amended, and incorporated herein by reference).

 3.6     -        Certificate of Amendment of Certificate of Incorporation of
                  the Registrant dated August 1, 1991 (filed as Exhibit 3.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

 3.7     -        Certificate of Designations of $2.25 Convertible Exchangeable
                  Preferred Stock, par value $1.00 per share, of the Registrant, dated as of November 18, 1991 (filed as Exhibit
                  3.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

 3.8     -        Certificate of Designations of $1.50 Convertible Preferred
                  Stock, par value of $1.00 per share, of the Registrant, dated as of September 15, 1994 (filed as Exhibit 3.8 to the
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1994 and incorporated herein by reference).

 3.9     -        Certificate of Amendment of Certificate of Incorporation of
                  the Registrant dated September 15, 1994 (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995 and incorporated herein by reference).

 3.10    -        Certificate of Elimination of shares of $2.25 Convertible
                  Exchangeable Preferred Stock of the Registrant dated June 8,
                  1995 (filed as Exhibit 3.1 to the Registrant's Quarterly
                  Report on Form 10-Q for the three-month period ended June 30, 1995 and incorporated herein by reference).

EXHIBIT
NUMBER                             EXHIBIT

- --------------------------------------------------------------------------------

 3.11    -        Certificate of Designations of Series A Junior Participating
                  Preferred Stock, par value $1.00 per share, of the Registrant dated as of June 29, 1995 (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended June 30, 1995 and incorporated herein by reference).

 3.12    -        Composite copy of the Bylaws of the Registrant as currently in effect (filed as Exhibit 3.4 to the Registrant's Quarterly
                  Report on Form 10-Q for the three-month period ended June 30, 1995 and incorporated herein by reference).

 4.1     -        Indenture governing the Senior Notes (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

 4.2     -        Form of Senior Notes (included in Section 2.02 of the
                  Indenture filed as Exhibit 4.1 to the Registrant's Quarterly
                  Report on Form 10-Q for the three-month period ended
                  September 30, 1993 and incorporated herein by reference).

 4.3     -        Rights Agreement dated as of June 28, 1995 between the
                  Registrant and Liberty Bank and Trust Company of Oklahoma
                  City, N.A. (filed as Exhibit 4 to the Registrant's Form 8-K dated June 30, 1995 and incorporated herein by reference).

10.1     -        Amended and Restated Noble-National Joint Venture Partnership
                  Agreement between the Registrant and National Enerdrill
                  Corporation dated December 7, 1990 (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

10.2     -        Limited Partnership Agreement between the Registrant and
                  National Enerdrill Corporation dated as of January 16, 1992
                  (filed as Exhibit 10.5 to the Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.3     -        Certificate of Limited Partnership of NN-1 Limited
                  Partnership (filed as Exhibit 10.6 to the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.4*    -        Noble Drilling Corporation 1991 Stock Option and Restricted
                  Stock Plan (as amended and restated through September 15,
                  1994) (filed as Exhibit 10.1 to the Registrant's Form 8-K dated December 8, 1994 and incorporated herein by reference).

10.5*    -        Noble Drilling Corporation 1987 Stock Option Plan (filed as
                  Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, as amended, and incorporated herein by reference).

10.6*    -        Noble Drilling Corporation Thrift Trust Agreement (filed as
                  Exhibit 4.2 to the Registrant's Registration Statement on
                  Form S-8 (No. 33-18966) and incorporated herein by reference).

EXHIBIT
NUMBER                             EXHIBIT
- --------------------------------------------------------------------------------

10.7*    -        Amendment No.  1 to the Noble Drilling Corporation Thrift
                  Trust dated January 27, 1992 (filed as Exhibit 10.11 to the
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1991 and incorporated herein by reference).

10.8*    -        Noble Drilling Corporation Thrift Plan, as amended and
                  restated, dated July 27, 1989 (filed as Exhibit 10.12 to the
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1991 and incorporated herein by reference).

10.9*    -        Amendment No.  1 to the Noble Drilling Corporation Thrift
                  Plan dated February 13, 1992 (filed as Exhibit 10.13 to the
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1991 and incorporated herein by reference).

10.10*   -        Directors' Option Agreements dated October 29, 1987, between the Registrant and each of Michael A.  Cawley, Johnnie W.
                  Hoffman and John F.  Snodgrass (filed as Exhibit 10.11 to the
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1988 and incorporated herein by reference).

10.11    -        Registration Rights Agreement dated as of January 29, 1988 between the Registrant and General Electric Capital
                  Corporation (filed as a part of Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 11,
                  1988 and incorporated herein by reference).

10.12    -        First Amendment to Registration Rights Agreement dated as of
                  February 5, 1993 between the Registrant and General Electric
                  Capital Corporation (filed as Exhibit 10.19 to the
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1992 and incorporated herein by reference).

10.13    -        Guarantee Agreement dated as of August 10, 1989 between the
                  Registrant and The Royal Bank of Canada (filed as Exhibit
                  10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, as amended, and incorporated herein by reference).

10.14    -        Credit Agreement dated as of October 29, 1990 between Noble
                  Drilling (Canada) Ltd. and The Royal Bank of Canada (filed as Exhibit 10.27 to the Registrant's Annual Report on Form
                  10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.15    -        Letter Agreement amending the Credit Agreement between Noble
                  Drilling (Canada) Ltd.  and The Royal Bank of Canada dated
                  October 25, 1993 (filed as Exhibit 10.18 to the Registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1993 and incorporated herein by reference).

10.16    -        Credit Agreement dated as of October 29, 1990 between Noble
                  Enterprises Limited and The Royal Bank of Canada (filed as
                  Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

EXHIBIT
NUMBER                             EXHIBIT
- --------------------------------------------------------------------------------

10.17    -        Letter Agreement amending the Credit Agreement between Noble
                  Enterprises Limited and The Royal Bank of Canada dated
                  October 25, 1993 (filed as Exhibit 10.21 to the Registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1993 and incorporated herein by reference).

10.18    -        Guarantee and Subordination Agreement dated as of July 30,
                  1992 between the Registrant and The Royal Bank of Canada
                  (filed as Exhibit 10.34 to the Registrant's Annual Report on
                  Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.19*   -        Amendment No.  2 to the Noble Drilling Corporation Thrift
                  Plan dated effective as of August 1, 1992 (filed as Exhibit
                  4.2 to the Registrant's Registration Statement on Form S-8
                  (No.  33-50270) and incorporated herein by reference).

10.20    -        Amended and Restated Letter of Credit Agreement, dated as of
                  October 25, 1993, among Portal Rig Corporation, Noble (Gulf of Mexico) Inc., NationsBank of Texas, N.A., as agent and as one of the "Banks" thereunder, and Marine Midland Bank, N.A., Bank of America National Trust and Savings Association, and
                  Norwest Bank Minnesota, National Association (collectively, the "Banks") (filed as Exhibit 10.1 to the Registrant's
                  Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.21    -        Assignment, Assumption and Amended and Restated Preferred
                  Ship Mortgage, dated October 25, 1993, by Noble (Gulf of
                  Mexico) Inc.  to the Banks (filed as Exhibit 10.2 to the
                  Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.22    -        Security Agreement and Assignment, dated October 25, 1993, by
                  Noble (Gulf of Mexico) Inc.  to the Banks (filed as Exhibit
                  10.3 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.23    -        Noble Support Agreement, dated October 25, 1993, among the
                  Registrant and the Banks (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.24*   -        Noble Drilling Corporation 1992 Nonqualified Stock Option
                  Plan for Non-Employee Directors (filed as Exhibit 4.1 to the
                  Registrant's Registration Statement on Form S-8 (No.
                  33-62394) and incorporated herein by reference).

10.25*   -        Amendment No.  3 to the Noble Drilling Corporation Thrift
                  Plan dated effective as of January 1, 1994 (filed as Exhibit
                  10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).


10.26    -        Registration Agreement dated April 22, 1994 between the
                  Registrant and Joseph E.  Beall (filed as Exhibit 10.1 to the
                  Registrant's Form 8-K dated May 6, 1994 and incorporated herein by reference).

EXHIBIT
NUMBER                             EXHIBIT
- --------------------------------------------------------------------------------

10.27    -        Employment Agreement dated April 22, 1994 between Triton
                  Engineering Services Company and Joseph E.  Beall (filed as
                  Exhibit 10.2 to the Registrant's Form 8-K dated May 6, 1994 and incorporated herein by reference).

10.28    -        Lease Indemnity Agreement dated April 22, 1994 among Joseph
                  E.  Beall, Triton Engineering Services Company, 1201 Dairy
                  Ashford Ltd. and the Registrant (filed as Exhibit 10.3 to the Registrant's Form 8-K dated May 6, 1994 and incorporated herein by reference).

10.29    -        Credit Agreement dated as of June 16, 1994 among the
                  Registrant, First Interstate Bank of Texas, N.A., in its individual capacity and as agent, and Credit Lyonnais Cayman
                  Island Branch (filed as Exhibit 10.1 to the Registrant's
                  Registration Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

10.30    -        Revolving Credit Note dated June 16, 1994 of the Registrant in the amount of $12,500,000 in favor of Credit Lyonnais
                  Cayman Island Branch (filed as Exhibit 10.2 to the
                  Registrant's Registration Statement on Form S-4 (No.
                  33-54495) and incorporated herein by reference).

10.31    -        Revolving Credit Note dated June 16, 1994 of the Registrant in the amount of $12,500,000 in favor of First Interstate
                  Bank of Texas, N.A.  (filed as Exhibit 10.3 to the
                  Registrant's Registration Statement on Form S-4 (No.
                  33-54495) and incorporated herein by reference).

10.32    -        Guaranty Agreement dated as of June 16, 1994 by and among
                  Noble Drilling (U.S.) Inc., Noble Drilling (West Africa) Inc.
                   and Noble Drilling (Mexico) Inc.  (filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (No.
                  33-54495) and incorporated herein by reference).

10.33    -        Registration Rights Agreement dated as of September 15, 1994 between the Registrant and P.A.J.W. Corporation (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

10.34    -        Severance Agreement dated as of July 1, 1993 between Noble
                  Offshore Corporation (as successor by merger to Chiles
                  Offshore Corporation) and C.R.  Bearden (filed as Exhibit
                  10.2 to the Registrant's Form 10-Q for the quarter ended
                  September 30, 1994 and incorporated herein by reference).

10.35*   -        Amendment No.  2 to the Noble Drilling Corporation Thrift
                  Trust dated June 24, 1994 (filed as Exhibit 10.42 to the
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1994 and incorporated herein by reference).

10.36*   -        Amendment No.  4 to the Noble Drilling Corporation Thrift
                  Plan dated December 30, 1994 (filed as Exhibit 10.43 to the
                  Registrant's Form 10-K/A (Amendment No. 1) for the year ended December 31, 1994 and incorporated herein by reference).


10.37*   -        Amendment No.  1 to the Noble Drilling Corporation 1992
                  Nonqualified Stock Option Plan for Non-Employee Directors dated as of July 28, 1994 (filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1994 and incorporated herein by reference).

EXHIBIT
NUMBER                             EXHIBIT
- --------------------------------------------------------------------------------

10.38    -        Guarantee dated August 26, 1994 between the Registrant and
                  Hibernia Management and Development Company Ltd.  (filed as
                  Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.39*   -        Noble Drilling Corporation Amended and Restated Thrift
                  Restoration Plan (filed as Exhibit 10.46 to the Registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1994 and incorporated herein by reference).

10.40*   -        Amendment No.  4 to the Noble Drilling Corporation Thrift
                  Plan, as in effect as of August 1, 1994, dated December 30, 1994 (filed as Exhibit 10.47 to the Registrant's Annual
                  Report on Form 10-K/A (Amendment No.  1) for the year ended
                  December 31, 1994 and incorporated herein by reference).

10.41*   -        Amendment No.  5 to the Noble Drilling Corporation Thrift
                  Plan, dated effective as of May 1, 1995 (filed as Exhibit
                  10.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995 and incorporated herein by reference).

10.42*   -        Noble Drilling Corporation Retirement Restoration Plan dated
                  April 27, 1995 (filed as Exhibit 10.2 to the Registrant's
                  Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995 and incorporated herein by reference).

10.43*   -        Noble Drilling Corporation Short-Term Incentive Plan (revised
                  April 1995).

10.44    -        First Amendment dated as of June 30, 1995 to Credit Agreement dated as of June 16, 1994 among the Registrant, First
                  Interstate Bank of Texas, N.A., in its individual capacity and as Agent, and Credit Lyonnais Cayman Island Branch.

10.45    -        Second Amendment dated as of February 28, 1996 to Credit
                  Agreement dated as of June 16, 1994 among the Registrant, First Interstate Bank of Texas, N.A., in its individual capacity and as Agent, and Credit Lyonnais Cayman Island
                  Branch.

10.46*   -        Form of Indemnity Agreement entered into between the
                  Registrant and each of the Registrant's directors and bylaw officers.

21.1     -        Subsidiaries of the Registrant.

23.1     -        Consent of Price Waterhouse LLP.

23.2     -        Consent of Arthur Andersen LLP.

27       -        Financial Data Schedule.

99.1     -        Financial Statements required by Form 11-K for the fiscal
                  year ended December 31, 1995 with respect to the Noble
                  Drilling Corporation Thrift Plan (including consent of Price
                  Waterhouse LLP regarding the incorporation by reference thereof).


* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.