Form 10-Q
period 1996-06-30
NOBLE DRILLING CORP
filed 1996-08-14
CIK 777201

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

           /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________

                        COMMISSION FILE NUMBER: 0-13857



                           NOBLE DRILLING CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 73-374541
        (State of incorporation)         (I.R.S. employer identification number)


     10370 RICHMOND AVENUE, SUITE 400                      77042
             HOUSTON, TEXAS                             (Zip code)
(Address of principal executive offices


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 974-3131



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes /X/  No. / /

Number of shares of Common Stock outstanding as of August 12, 1996: 121,849,988


===============================================================================

                                                                      FORM 10-Q


                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                     JUNE 30,          DECEMBER 31,
                                                                       1996                1995
                                                                  -------------       -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ....................................  $      32,563       $     41,307
  Investment in marketable equity securities ...................          1,440              6,131
  Investment in marketable debt securities .....................         13,309             17,031
  Accounts receivable (net of allowance of $1,307 and $1,280) ..         78,343             60,251
  Costs of uncompleted contracts in excess of billings .........          9,346              6,646
  Inventories ..................................................         26,355             19,795
  Assets held for sale (See Note 6) ............................         31,968                  -
  Other current assets .........................................         34,157             36,851
                                                                  -------------       ------------
      Total current assets .....................................        227,481            188,012
                                                                  -------------       ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ............................        860,764            871,539
  Other ........................................................         26,390             23,891
                                                                  -------------       ------------
                                                                        887,154            895,430
  Accumulated depreciation .....................................       (349,234)          (352,452)
                                                                  -------------       ------------
                                                                        537,920            542,978
                                                                  -------------       ------------
OTHER ASSETS ...................................................         10,394             10,402
                                                                  -------------       ------------
                                                                  $     775,795       $    741,392
                                                                  =============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt and current installments of long-term debt ...  $       9,342       $     12,210
  Accounts payable .............................................         41,532             30,782
  Accrued payroll and related costs ............................         18,384             13,674
  Taxes payable ................................................         16,663             12,953
  Interest payable .............................................          2,858              2,860
  Other current liabilities ....................................         12,375             13,910
                                                                  -------------       ------------
      Total current liabilities ................................        101,154             86,389
LONG-TERM DEBT .................................................        125,766            129,923
OTHER LIABILITIES ..............................................          1,072              1,338
MINORITY INTEREST ..............................................            937                249
                                                                  -------------       ------------
                                                                        228,929            217,899
                                                                  -------------       ------------


SHAREHOLDERS' EQUITY
  Preferred stock ..............................................          4,025              4,025
  Common stock .................................................          9,486              9,455
  Capital in excess of par value ...............................        590,718            589,866
  Unrealized losses on marketable securities ...................           (106)              (115)
  Minimum pension liability ....................................         (3,403)            (3,403)
  Cumulative translation adjustment ............................         (2,148)            (2,081)
  Accumulated deficit ..........................................        (49,843)           (73,802)
  Treasury stock, at cost ......................................         (1,863)              (452)
                                                                  -------------       ------------
                                                                        546,866            523,493
                                                                  -------------       ------------
COMMITMENTS AND CONTINGENCIES ..................................              -                  -
                                                                  -------------       ------------
                                                                  $     775,795       $    741,392
                                                                  =============       ============

         See accompanying notes to the interim financial statements.

                                                                      FORM 10-Q

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                         THREE MONTHS ENDED JUNE 30,
                                                                      --------------------------------
                                                                          1996                 1995
                                                                      ------------         -----------
OPERATING REVENUES
   Contract drilling services .....................................   $     67,713         $    43,603
   Labor contract drilling services ...............................          7,711               9,331
   Turnkey drilling services ......................................         30,671              17,515
   Engineering and consulting services ............................          1,280                 960
   Other revenue ..................................................          2,311               2,576
                                                                      ------------         -----------
                                                                           109,686              73,985
                                                                      ------------         -----------
OPERATING COSTS AND EXPENSES
   Contract drilling services .....................................         39,439              29,057
   Labor contract drilling services ...............................          5,462               6,795
   Turnkey drilling services ......................................         21,859              18,029
   Engineering and consulting services ............................            937               1,599
   Other expense ..................................................          1,161               1,981
   Depreciation and amortization ..................................          9,353               9,007
   Selling, general and administrative ............................         12,072               9,805
   Impairments, net of gains on asset sales (See Notes 4 and 6) ...              -                   -
   Minority interest ..............................................            (36)                 15
                                                                      ------------         -----------
                                                                            90,247              76,288
                                                                      ------------         -----------

OPERATING INCOME (LOSS) ...........................................         19,439              (2,303)

OTHER INCOME (EXPENSE)
   Interest expense ...............................................         (3,168)             (3,058)
   Interest income ................................................            555               1,594
   Other, net .....................................................          1,028                 387
                                                                      ------------         -----------

INCOME (LOSS) BEFORE INCOME TAXES .................................         17,854              (3,380)

INCOME TAX PROVISION ..............................................         (1,601)               (958)
                                                                      ------------         -----------

NET INCOME (LOSS) .................................................         16,253              (4,338)

PREFERRED STOCK DIVIDENDS .........................................         (1,509)             (1,509)
                                                                      ------------         -----------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES .....................   $     14,744         $    (5,847)
                                                                      ============         ===========

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES
   PER SHARE (See Note 3) .........................................   $       0.15         $     (0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ........................         96,728              88,519

          See accompanying notes to the interim financial statements.

                                                                       FORM 10-Q



                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                              SIX MONTHS ENDED JUNE 30,
                                                                           --------------------------------
                                                                               1996                1995
                                                                           ------------         -----------
OPERATING REVENUES
  Contract drilling services . . . . . . . . . . . . . . . . . . . . .     $    127,963         $    97,535
  Labor contract drilling services . . . . . . . . . . . . . . . . . .           15,705              19,921
  Turnkey drilling services  . . . . . . . . . . . . . . . . . . . . .           63,726              34,693
  Engineering and consulting services  . . . . . . . . . . . . . . . .            3,042               2,527
  Other revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,007               4,405
                                                                           ------------         -----------
                                                                                214,443             159,081
                                                                           ------------         -----------
OPERATING COSTS AND EXPENSES
  Contract drilling services . . . . . . . . . . . . . . . . . . . . .           77,975              65,176
  Labor contract drilling services . . . . . . . . . . . . . . . . . .           11,387              14,905
  Turnkey drilling services  . . . . . . . . . . . . . . . . . . . . .           45,065              34,406
  Engineering and consulting services  . . . . . . . . . . . . . . . .            2,034               3,056
  Other expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,061               3,669
  Depreciation and amortization  . . . . . . . . . . . . . . . . . . .           18,283              17,841
  Selling, general and administrative  . . . . . . . . . . . . . . . .           24,097              20,361
  Impairments, net of gains on asset sales (See Notes 4 and 6) . . . .               73                   -
  Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . .              (68)                (43)
                                                                           ------------         -----------
                                                                                180,907             159,371
                                                                           ------------         -----------
OPERATING INCOME (LOSS)  . . . . . . . . . . . . . . . . . . . . . . .           33,536                (290)

OTHER INCOME (EXPENSE)
  Interest expense   . . . . . . . . . . . . . . . . . . . . . . . . .           (6,344)             (6,082)
  Interest income  . . . . . . . . . . . . . . . . . . . . . . . . . .            1,380               3,086
  Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,511                 965
                                                                           ------------         -----------

INCOME (LOSS) BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . .           30,083              (2,321)

INCOME TAX PROVISION   . . . . . . . . . . . . . . . . . . . . . . . .           (3,104)             (2,678)
                                                                           ------------         -----------
NET INCOME (LOSS)  . . . . . . . . . . . . . . . . . . . . . . . . . .           26,979              (4,999)

PREFERRED STOCK DIVIDENDS  . . . . . . . . . . . . . . . . . . . . . .           (3,020)             (4,179)
                                                                           ------------         -----------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES  . . . . . . . . . . . .     $     23,959         $    (9,178)
                                                                           ============         ===========

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES
  PER SHARE (See Note 3)   . . . . . . . . . . . . . . . . . . . . . .     $       0.25         $     (0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . .           96,221              84,293

          See accompanying notes to the interim financial statements.

                                                                       FORM 10-Q




                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                ---------------------------------
                                                                                       1996                 1995
                                                                                ------------        -------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     26,979        $      (4,999)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization  . . . . . . . . . . . . . . . . . . .            18,283               17,841
      (Gain) loss on sale of assets  . . . . . . . . . . . . . . . . . . .            (8,207)                 133
      Loss (gain) on foreign exchange  . . . . . . . . . . . . . . . . . .               166               (1,348)
      Deferred income tax provision (benefit)  . . . . . . . . . . . . . .                 -                 (578)
      Asset impairments  . . . . . . . . . . . . . . . . . . . . . . . . .             7,600                    -
      Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               684                 (208)
      Changes in current assets and liabilities:
        Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .           (18,086)               1,518
        Proceeds from sale of marketable equity securities   . . . . . . .             4,945                2,055
        Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . .            (6,462)              (4,016)
        Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . .             9,994               (3,533)
        Other liabilities    . . . . . . . . . . . . . . . . . . . . . . .             8,358               (8,835)
                                                                                ------------        -------------
                                                                                      44,254               (1,970)
                                                                                ------------        -------------
CASH (USED IN) INVESTING ACTIVITIES
  Purchase of property and equipment   . . . . . . . . . . . . . . . . . .           (76,155)             (26,828)
  Proceeds from sale of property and equipment   . . . . . . . . . . . . .            30,903                  483
  Proceeds from sale of marketable debt securities   . . . . . . . . . . .             3,731                7,527
                                                                                ------------        -------------
                                                                                     (41,521)             (18,818)
                                                                                ------------        -------------
CASH (USED IN) FINANCING ACTIVITIES
  Payment of long-term debt  . . . . . . . . . . . . . . . . . . . . . . .            (4,157)                (260)
  Dividends paid on preferred stock  . . . . . . . . . . . . . . . . . . .            (3,020)              (7,370)
  Issuance of common stock   . . . . . . . . . . . . . . . . . . . . . . .               831                   23
  Purchase of shares returned to treasury  . . . . . . . . . . . . . . . .            (2,052)                   -
  Preferred stock conversion payment (See Note 2)  . . . . . . . . . . . .                 -               (1,524)
  Payment of short-term debt   . . . . . . . . . . . . . . . . . . . . . .            (2,868)              (3,816)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -                   69
                                                                                ------------        -------------
                                                                                     (11,266)             (12,878)
                                                                                ------------        -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH    . . . . . . . . . . . . . . . .              (211)                 227
                                                                                ------------        -------------

DECREASE IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . .            (8,744)             (33,439)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   . . . . . . . . . . . . .            41,307               95,163
                                                                                ------------        -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD   . . . . . . . . . . . . . . . .      $     32,563        $      61,724
                                                                                ============        =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      6,165        $       5,781
    Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $         41        $       3,265
  Noncash investing and financing activities:
    Triton acquisition . . . . . . . . . . . . . . . . . . . . . . . . . .      $          -        $       1,500


          See accompanying notes to the interim financial statements.

                                                                       FORM 10-Q

                 NOBLE DRILLING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

    (Dollar amounts in tables are in thousands, except per share amounts)
                                 (Unaudited)




NOTE 1 - BASIS OF ACCOUNTING

         The Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995 of Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company"), the related Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 1996 and 1995 and the Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995, are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These interim financial statements and notes are presented in condensed form as permitted by Form 10-Q.

         Certain reclassifications have been made in the 1995 consolidated financial statements to conform to the classifications used in the 1996 consolidated financial statements. These reclassifications have no impact on net income or loss.

NOTE 2 - CONVERSION OF $2.25 CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

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

NOTE 3 - NET INCOME (LOSS) APPLICABLE TO COMMON SHARES PER SHARE

         Net income (loss) applicable to common shares per share has been computed on the basis of the weighted average number of common shares and, where dilutive, common share equivalents outstanding during the indicated periods. The calculation of net income (loss) applicable to common shares per share assuming full dilution was antidilutive; therefore, fully diluted amounts are not presented. The Preferred Conversion Payment of approximately $1,524,000 in March 1995 was accounted for as a reduction of net earnings applicable to common shares for purposes of calculating the net loss per common share. This accounting treatment increased the net loss applicable to common shares per share from $0.11 to $0.13 for the six months ended June 30, 1995.

NOTE 4 - ACQUISITION AND SALE OF ASSETS

         Consistent with its business strategy, the Company sold two of its posted barge units during the first quarter of 1996. The Gus Androes, located in the U.S. Gulf of Mexico ("U.S. Gulf"), was sold for $6,000,000 on January 5, 1996. A second posted barge unit, the Gene Rosser, located offshore Nigeria was sold for $13,000,000; payments of $2,000,000, $8,000,000 and $2,000,000 were received in the fourth quarter of 1995, the first quarter of 1996 and the second quarter of 1996, respectively. The remaining proceeds of $1,000,000 will be received in the first quarter of 1997. The Company recorded gains of $4,815,000 and $2,712,000, respectively, related to the sales of these posted barge units in the first quarter of 1996. The Company's remaining two posted barges are located offshore Nigeria and are classified as held for sale at June 30, 1996. (See Note 6)

         On February 26, 1996, the Company purchased the Odin Explorer, renamed the Gus Androes, a Levingston III-C independent leg cantilevered unit rated for a water depth of 300 feet. The rig is presently undergoing refurbishment offshore Sharjah, U.A.E. The Company was awarded a drilling contract from an international oil and gas company that will commence in the third quarter of 1996, following refurbishment, for a term of one year plus two one-year options.

         The Company purchased the Dana, a Marathon LeTourneau 82-C independent leg cantilevered rig capable of drilling in 250 feet of water, on March 20, 1996. The rig is currently in the shipyard undergoing enhancements. Upon completion, the rig will commence a three-year contract for Qatar General Petroleum Corporation in Qatar.

                                                                       FORM 10-Q

                 NOBLE DRILLING CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (CONTINUED)

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

         As of June 30, 1996, the Company classified all of its debt securities with original maturities of more than three months as available for sale.
These investments are classified as current assets on the accompanying consolidated balance sheets. The following table highlights information applicable to the Company's investments classified as available for sale as of June 30, 1996 and December 31, 1995:

                                                                                 JUNE 30, 1996
                                                                  -------------------------------------------
                                                                                                       NET
                                                                  AMORTIZED                        UNREALIZED
                         DEBT SECURITY/MATURITY                     COST          FAIR VALUE         LOSSES
                         ----------------------                   ---------       ----------       ----------
           U.S. Government Obligations:
              Mature within 1 year . . . . . . . . . . . .       $    8,295       $    8,239           $(56)
              Mature after 1 year through 3 years  . . . .            5,120            5,070            (50)
                                                                 ----------       ----------          -----
           Total . . . . . . . . . . . . . . . . . . . . .       $   13,415       $   13,309          $(106)
                                                                 ==========       ==========          =====



                                                                               DECEMBER 31, 1995
                                                                  -------------------------------------------
                                                                                                      NET
                                                                  AMORTIZED                        UNREALIZED
                         DEBT SECURITY/MATURITY                     COST          FAIR VALUE         LOSSES
                         ----------------------                   ---------       ----------       ----------
           Corporate obligations:
              Mature within 1 year   . . . . . . . . . . .       $    1,520       $    1,520              -
              Mature after 1 year through 5 years  . . . .            7,258            7,214           $(44)
                                                                 ----------       ----------          -----
                                                                      8,778            8,734            (44)
                                                                 ----------       ----------          -----
           U.S. Government obligations:
              Mature after 1 year through 5 years  . . . .            8,368            8,297            (71)
                                                                 ----------       ----------          -----
           Total   . . . . . . . . . . . . . . . . . . . .       $   17,146          $17,031          $(115)
                                                                 ==========       ==========          =====


         An allowance for unrealized losses has been included as a reduction of shareholders' equity. Total realized losses related to short-term investments amounted to $52,000 and $15,000 for the six-month periods ended June 30, 1996 and 1995, respectively. Total realized (losses) gains related to short-term investments amounted to ($36,000) and $7,000 for the three-month periods ended June 30, 1996 and 1995, respectively.

         The Company categorizes its investment in marketable equity securities of $1,440,000 at June 30, 1996 as trading securities and such investments are classified as current assets and are recorded at fair value at such date.
Total unrealized gains related to these equity investments for the six-month period ended June 30, 1996 were $254,000 compared to unrealized gains of $184,000 for the six-month period ended June 30, 1995. Total unrealized gains related to these investments for the three-month period ended June 30, 1996 were $311,000 compared with $386,000 for the three-month period ended June 30, 1995.

                                                                      FORM 10-Q

                 NOBLE DRILLING CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (CONTINUED)

    (Dollar amounts in tables are in thousands, except per share amounts)
                                 (Unaudited)




NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. Drilling equipment and facilities are depreciated using the straight-line method over estimated remaining useful lives ranging from three to twenty-five years from the date of construction or major refurbishment. The salvage value used in the calculation of depreciation for all offshore rigs is $500,000. All other property and equipment is depreciated using the straight-line method over useful lives ranging from three to twenty years.

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

         Consistent with the Company's strategic objective to focus on the deepwater capabilities of its fleet, the Company formalized a plan to dispose of its two remaining posted barges, the Lewis Dugger and the Chuck Syring, during the first quarter of 1996. The two barges were written down at March 31, 1996 to their estimated net realizable values, which the Company determined to be $31,968,000 based on then recent offers received for these assets from third parties. The write-down of these two barges to their estimated net realizable values represents the total impairment and resulted in a charge to earnings of $7,600,000 in the 1996 first quarter. This charge is classified in "Impairments, net of gains on asset sales" in the Consolidated Statement of Operations for the six-month period ended June 30, 1996. These two rigs were employed under drilling contracts and contributed gross margins of $1,968,000 and $3,463,000 during the three-month and six-month periods ended June 30, 1996, respectively. In the second quarter of 1996, the Company entered into an agreement to sell these two barges for $32,000,000, composed of $24,500,000 in cash and $7,500,000 in drill pipe credit. Closing is expected to occur in the third quarter of 1996.

NOTE 7 - STOCK REPURCHASE

         In January 1996, 250,000 shares of common stock were repurchased by the Company and returned to treasury stock. Subsequent to the repurchase, 108,750 shares of treasury stock were awarded to certain employees as restricted stock under the Company's 1991 Stock Option and Restricted Stock Plan and have been placed in escrow subject to satisfaction of various performance criteria during a three-year period.

NOTE 8 - SUBSEQUENT EVENTS

         On July 1, 1996, the Company completed the agreement of sale and purchase with Royal Nedlloyd N.V. ("Nedlloyd") and its wholly owned subsidiary, Neddrill Holding B.V., to acquire the assets utilized in the offshore contract drilling, accommodation and other oil and gas exploration and production related service businesses of Nedlloyd's offshore drilling division ("Neddrill"), including the acquisition of $25,000,000 in net working capital, and the personnel employed by Neddrill. The purchase price was $300,000,000 in cash plus 5,000,000 shares of Noble Drilling common stock. The cash portion of the purchase price was financed by the Company's issuance of 21,850,000 shares of its common stock and $125,000,000 principal amount of 9-1/8 % Senior Notes due 2006. The net proceeds from the public offerings of securities in excess of the $300,000,000 cash portion of the purchase price has been added to the Company's working capital and is available for general corporate purposes.

                                                                      FORM 10-Q

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (CONTINUED)

    (Dollar amounts in tables are in thousands, except per share amounts)
                                 (Unaudited)





         The following table reflects unaudited pro forma consolidated statement of operations data for the three-month and six-month periods ended June 30, 1996 and for the year ended December 31, 1995 as if the Neddrill acquisition had occurred at the beginning of these periods.


                                                         THREE MONTHS ENDED       SIX MONTHS ENDED           YEAR ENDED
                                                           JUNE 30, 1996           JUNE 30, 1996         DECEMBER 31, 1995
                                                         ------------------       ----------------       -----------------
Operating revenues .....................................  $         150,087       $        296,280       $         449,493
Net income applicable to common shares .................  $          20,763       $         35,067       $           2,524
Net income applicable to common shares per share .......  $            0.17       $           0.29       $            0.01

         Subsequent to June 30, 1996, the Company entered into a memorandum of agreement to purchase the Miss Kitty, a 300-foot Friede and Goldman, Ltd. L-780 MOD II independent leg cantilevered rig, for $26,250,000 in cash. The rig is currently working offshore India under a bareboat charter agreement with a term through July 1997, with a one-year extension option. Closing is expected to occur in the third quarter of 1996.

                                                                     FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, intense competition in the drilling industry, volatility of oil and gas prices, political and economic conditions in international markets (including Brazil, Nigeria, the North Sea and Venezuela), potential for decrease in demand for drilling services in the U.S. Gulf of Mexico ("U.S. Gulf") where the Company has a concentration of drilling rigs, risks associated with turnkey drilling contracts, early termination provisions generally found in the Company's offshore drilling contracts, operational risks (such as blowouts, fires and loss of production), insurance coverage limitations, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation).

THE COMPANY

         The Company's business strategy has been to expand its international and offshore drilling capabilities through acquisitions and rig upgrades and modifications, and by redeploying assets in important geological areas. In recent years, the Company has included within its strategic objectives a focus on increasing the number of rigs in its fleet capable of drilling in deeper water depths. The Company's land drilling operations have become less significant as the Company has emphasized its offshore and international operations. As used herein, unless otherwise required by the context, "Noble Drilling" refers to Noble Drilling Corporation and the "Company" refers to Noble Drilling and its consolidated subsidiaries.

         The Company's offshore fleet at August 9, 1996, consisted of 55 rigs, comprising 43 jackup drilling rigs, eight submersible rigs, three drillships, and one semisubmersible rig. These rigs were diversified geographically as follows: U.S. Gulf - 27 rigs, North Sea - seven rigs, Nigeria - six rigs, Venezuela - four rigs, Persian Gulf - three rigs, India - two rigs, and one rig each in Argentina, Brazil, the Congo, the Mexican Gulf, Zaire and one currently undergoing refurbishment in Gibraltar. The rig counts above include one drillship in which the Company has a 41 percent interest through a joint venture arrangement, one jackup rig which the Company operates under a bareboat charter agreement and one jackup rig which the Company has contracted to purchase, and exclude two posted barges which the Company has contracted to sell (see the discussion regarding the Miss Kitty, Lewis Dugger and Chuck Syring in the following paragraph). The Company's offshore operations also include labor contracts for drilling and workover activities covering 13 rigs operating in the U.K. sector of the North Sea. These rigs are not owned or leased by the Company. Through its wholly owned subsidiary, Triton Engineering Services Company, the Company provides turnkey drilling services and other engineering and consulting services to the oil and gas industry. The Company's land drilling operations are conducted in Canada, Texas and Louisiana with an active fleet of 19 land drilling rigs.

         The Company has entered into a memorandum of agreement to purchase the Miss Kitty, a 300-foot Friede and Goldman, Ltd. L-780 MOD II independent leg cantilevered rig, for $26,250,000 in cash. The rig is currently working offshore India under a bareboat charter agreement with a term through July 1997, with a one-year extension option. Closing is expected to occur in the third quarter of 1996. The Company has also entered into an agreement to sell the Lewis Dugger and Chuck Syring for $32,000,000, composed of $24,500,000 in cash and $7,500,000 in drill pipe credit. Closing is expected to occur in the third quarter of 1996.

NEDDRILL ACQUISITION

         On July 1, 1996, the Company completed the agreement of sale and purchase with Royal Nedlloyd N.V. ("Nedlloyd") and its wholly owned subsidiary, Neddrill Holding B.V., to acquire the assets utilized in the offshore contract drilling, accommodation and other oil and gas exploration and production related service businesses of Nedlloyd's offshore drilling division ("Neddrill"), including the acquisition of $25,000,000 in net working capital, and the personnel employed by Neddrill. The purchase price was $300,000,000 in cash plus 5,000,000 shares of Noble Drilling common stock.

                                                                     FORM 10-Q


         In connection with the closing of the Neddrill acquisition, the Company completed its offering of 21,850,000 shares of Noble Drilling common stock (including 2,850,000 shares issued in connection with the exercise by the underwriters of the over-allotment options) and its offering of $125,000,000 principal amount of 9-1/8% Senior Notes due 2006 of the Company.

         The Neddrill acquisition is consistent with the Company's strategic goal of expanding its international presence and enhancing its deepwater drilling capabilities. The Neddrill acquisition adds deepwater and harsh environment capabilities to the Company's fleet, diversifies the fleet to include drillships and a semisubmersible rig and increases the Company's geographic diversification by providing entry into the Brazilian offshore market and expanding its presence in the North Sea.

         Neddrill's operations are managed from its headquarters in Rotterdam, The Netherlands. Its fleet includes two dynamically positioned drillships (one of which is currently operating offshore West Africa, the second offshore Brazil); one second generation semisubmersible rig operating in the North Sea; and six harsh environment jackup drilling rigs (five operating in the North Sea and one offshore Argentina). Neddrill also owns, through a joint venture arrangement, a 41 percent interest in a third dynamically positioned drillship currently undergoing refurbishment in Gibraltar. In addition, Neddrill operates under a bareboat charter a seventh harsh environment jackup rig as a hotel accommodation unit in the North Sea. Neddrill's semisubmersible and jackup rigs are all currently under contract, with commitments extending through August 1996 to 2001, depending on the rig. All three drillships are committed under five to six year contracts to work for Petroleo Brasileiro S.A. (Petrobras) offshore Brazil. In addition to the one drillship already on location, the other two are scheduled to arrive in late 1996 and early 1997, respectively.

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

         The Company's operations are materially dependent upon the levels of activity in offshore world oil and U.S. natural gas exploration, development and production. Such activity levels are affected by both short-term and long-term trends in oil and natural gas prices. In recent years, oil and natural gas prices, the expenditures by oil and gas companies for exploration and production, and the availability of drilling rigs, and therefore the level of offshore drilling and exploration activity, have been extremely volatile. For a number of years, depressed oil and natural gas prices and an oversupply of rigs have adversely affected the offshore drilling market, particularly in the Gulf of Mexico, where the prolonged weakness and uncertainty in the demand for and price of natural gas resulted in a significant decline in exploration and production activities. Demand for drilling services outside the United States, excluding the North Sea, has been less volatile in recent years, but remains dependent on a variety of political and economic factors beyond the Company's control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.

         If the price of natural gas decreases, the Company's dayrates and utilization rates in the U.S. Gulf could be adversely affected. Similarly, if the price of natural gas decreases in the North Sea market, where Neddrill's jackup rigs principally compete, its rates there could be adversely affected. The Company can predict neither the future level of demand for its drilling services nor the future conditions in the offshore contract drilling industry.

         The Company's revenues are balanced between international and domestic sources. Revenues from international sources accounted for approximately 40 percent and 41 percent of the Company's operating revenues for the three-month and six-month periods ended June 30, 1996, respectively, and 49 percent for the year ended December 31, 1995. As a result of and following the Neddrill acquisition, the percentage of the Company's total operating revenues attributable to international sources will increase significantly.

                                                                      FORM 10-Q




         Offshore Nigeria, the Company currently has five offshore drilling units under contract and one offshore drilling rig available for bidding. This rig count excludes two barges that are currently under a sale agreement which is expected to close during the third quarter of 1996. Revenues from drilling activities in Nigeria accounted for approximately 14 percent of the Company's operating revenues for each of the three-month and six-month periods ended June 30, 1996, and the year ended December 31, 1995. In those periods, Nigeria experienced labor strikes, high inflation and political turmoil, none of which has materially affected the Company's operations; however, no assurance can be given that the political and economic climate in Nigeria will not worsen or that it will not materially affect the Company's operations in the future.

         The Company currently has three rigs under contract with Lagoven, a subsidiary of the government-owned oil company of Venezuela. Two of these rigs are under long-term contracts terminating in the year 2000 and the third is operating on a one year contract. A fourth rig is under a long-term contract with Shell Venezuela S.A. through June 1997. In recent periods, the Venezuelan economy has experienced high inflation and a shortage of foreign currency. In 1994, the Venezuelan government imposed a program of currency exchange controls and taxes on certain financial transactions that temporarily limited the ability of the government-owned oil companies and their affiliates to make payment in U.S. dollars or other hard currencies to oilfield service contractors. During this period, the Company's operations were not materially affected, and the Company received timely payment for its services in U.S. dollars. During April 1996, the Venezuelan government announced increases in gas prices, interest rates and the value-added tax rate. In addition, the government eased exchange controls and granted pay raises to public sector employees. These events did not have a material impact on the Company's operations in Venezuela during the second quarter and it is unknown what impact, if any, these events will have on the Company's operations in Venezuela in the future. Revenues from drilling activities in Venezuela accounted for approximately seven percent and eight percent, respectively, of the Company's operating revenues for the three-month and six-month periods ended June 30, 1996 and 10 percent for the year ended December 31, 1995.

                                                                      FORM 10-Q




SELECTED FINANCIAL INFORMATION

         The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues for the periods indicated. The table does not reflect any financial information attributable to Neddrill because the Neddrill acquisition was closed on July 1, 1996.


                                                     THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------           -------------------------
                                                       1996               1995               1996             1995
                                                     --------           --------           --------         --------
Operating revenues
  Contract drilling services
    International offshore . . . . . . . . . . . .     29.1%              28.4%              29.0%             28.0%
    Domestic offshore  . . . . . . . . . . . . . .     28.1               22.2               25.2              23.5
    International land . . . . . . . . . . . . . .      1.4                4.3                2.3               6.3
    Domestic land  . . . . . . . . . . . . . . . .      3.1                4.1                3.2               3.5
  Labor contract drilling services . . . . . . . .      7.0               12.5                7.3              12.5
  Turnkey drilling services  . . . . . . . . . . .     28.0               23.7               29.7              21.8
  Engineering services   . . . . . . . . . . . . .      1.2                1.3                1.4               1.6
  Other revenue  . . . . . . . . . . . . . . . . .      2.1                3.5                1.9               2.8
                                                     --------           --------           --------         --------
                                                      100.0              100.0              100.0             100.0

Operating costs
  Contract drilling services . . . . . . . . . . .    (36.0)             (39.3)             (36.4)            (41.0)
  Labor contract drilling services . . . . . . . .     (5.0)              (9.2)              (5.3)             (9.4)
  Turnkey drilling services  . . . . . . . . . . .    (19.9)             (24.4)             (21.0)            (21.6)
  Engineering services   . . . . . . . . . . . . .     (0.9)              (2.2)              (0.9)             (1.9)
  Other expense  . . . . . . . . . . . . . . . . .     (1.1)              (2.7)              (1.0)             (2.3)
Depreciation and amortization  . . . . . . . . . .     (8.5)             (12.2)              (8.5)            (11.2)
Selling, general and administrative  . . . . . . .    (11.0)             (13.2)             (11.2)            (12.8)
                                                     --------           --------           --------         --------
Operating income (loss)  . . . . . . . . . . . . .     17.6               (3.2)              15.7              (0.2)

Interest expense . . . . . . . . . . . . . . . . .     (2.9)              (4.1)              (3.0)             (3.8)
Interest income  . . . . . . . . . . . . . . . . .      0.5                2.2                0.6               1.9
Other income, net  . . . . . . . . . . . . . . . .      0.9                0.5                0.7               0.6
                                                     --------           --------           --------         --------
Income (loss) from continuing operations
  before income tax and extraordinary item . . . .     16.1               (4.6)              14.0              (1.5)
Income tax provision . . . . . . . . . . . . . . .     (1.5)              (1.3)              (1.4)             (1.7)
                                                     --------           --------           --------         --------
Net income (loss)  . . . . . . . . . . . . . . . .     14.6               (5.9)              12.6              (3.2)
Preferred stock dividends  . . . . . . . . . . . .     (1.4)              (2.0)              (1.4)             (2.6)
                                                     --------           --------           --------         --------
Net income (loss) applicable to common shares  . .     13.2%              (7.9)%             11.2%             (5.8)%
                                                     ========           ========           ========         ========

                                                                       FORM 10-Q



RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

         OPERATIONAL REVIEW. During the three months ended June 30, 1996 (the "Current Quarter"), the Company generated operating revenues of $109,686,000 compared to $73,985,000 during the three months ended June 30, 1995 (the "Comparable Quarter"). The increase in operating revenues was primarily due to increased domestic offshore contract and turnkey drilling activity combined with improved dayrates during the Current Quarter. Domestic offshore contract drilling benefited in the Current Quarter from a 47 percent improvement in average dayrates compared to the Comparable Quarter.

         Revenues in the Current Quarter for international offshore contract drilling operations increased primarily due to the strategic redeployment of the Percy Johns and Lloyd Noble from the U.S. Gulf to Nigeria during the third quarter of 1995 combined with the acquisition of the Dana, which is located in Qatar, in March 1996. The Percy Johns and Lloyd Noble were replaced in the U.S. Gulf by the redeployment of the John Sandifer and the Eddie Paul, which completed extensive refurbishment programs in the third and fourth quarters of 1995, respectively.

         Turnkey drilling services revenue increased $13,156,000 in the Current Quarter as compared to the Comparable Quarter due to the completion of wells under contracts of longer duration and at increased prices caused by growing demand for equipment and services in the U.S. Gulf. Eight turnkey wells were completed in each of the Current and Comparable Quarters.

         The utilization rate for the Company's domestic offshore rig fleet increased to 96 percent in the Current Quarter from 75 percent in the Comparable Quarter. The Company's international offshore rig utilization rate increased to 94 percent in the Current Quarter from 71 percent in the Comparable Quarter. These increases were principally due to increased drilling activity levels. At June 30, 1996, the Company had labor contracts on 13 operator-owned rigs in its international operations compared to 15 rigs at the end of the Comparable Quarter.

         Gross margin from contract drilling operations was $28,274,000, or 42 percent of contract drilling revenues, in the Current Quarter as compared to $14,546,000, or 33 percent of contract drilling revenues, in the Comparable Quarter. The increase in gross margin was principally due to higher average dayrates from the domestic contract drilling operations. Labor contract gross margin was $2,249,000, or 29 percent of labor contract revenues, in the Current Quarter compared to $2,536,000, or 27 percent of labor contract revenues, in the Comparable Quarter. Turnkey drilling operations gross margin was $8,812,000, or 29 percent of turnkey drilling revenues, in the Current Quarter compared to a gross margin deficit of ($514,000), in the Comparable Quarter. The increase in turnkey drilling operations gross margin was due to an improved success rate on turnkey wells.

FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         OPERATIONAL REVIEW. During the six months ended June 30, 1996 (the "Current Period"), the Company generated operating revenues of $214,443,000 compared to $159,081,000 during the six months ended June 30, 1995 (the "Comparable Period"). The increase in operating revenues was primarily due to increased domestic offshore contract and turnkey drilling activity combined with improved dayrates during the Current Period. Domestic offshore contract drilling benefited in the Current Period from a 30 percent improvement in average dayrates compared to the Comparable Period.

         Revenues in the Current Period for international offshore contract drilling operations increased primarily due to the reasons discussed above under the three months ended June 30, 1996.

         Turnkey drilling services revenue increased $29,033,000 in the Current Period as compared to the Comparable Period due to the completion of wells under contracts of longer duration and at increased prices caused by stronger demand for equipment and services in the U.S. Gulf. Sixteen turnkey wells were completed in the Current Period compared to 17 completed wells in the Comparable Period.

         The utilization rate for the Company's domestic offshore rig fleet increased to 96 percent in the Current Period from 78 percent in the Comparable Period. The Company's international offshore rig utilization rate increased to 93 percent in the Current Period from 75 percent in the Comparable Period.

                                                                       FORM 10-Q



         Gross margin from contract drilling operations was $49,988,000, or 39 percent of contract drilling revenues, in the Current Period as compared to $32,359,000, or 33 percent of contract drilling revenues, in the Comparable Period. The increase in gross margin was principally due to higher average dayrates from the domestic contract drilling operations. Labor contract gross margin was $4,318,000, or 27 percent of labor contract revenues, in the Current Period compared to $5,016,000, or 25 percent of labor contract revenues, in the Comparable Period. Turnkey drilling operations gross margin was $18,661,000, or 29 percent of turnkey drilling revenues, in the Current Period compared to gross margin of $287,000, or one percent of turnkey drilling revenues, in the Comparable Period. The increase in turnkey drilling operations gross margin was due to an improved success rate on turnkey wells.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

         The Company had working capital of $126,327,000 and $101,623,000 as of June 30, 1996 and December 31, 1995, respectively. The increase in working capital was primarily due to the reclassification of the Company's two remaining barges as assets held for sale in the Current Period. Long-term debt as a percentage of long-term debt plus shareholders' equity was 19 percent at June 30, 1996 compared to 20 percent at December 31, 1995.

         At June 30, 1996, the Company had cash, cash equivalents, and investments in marketable debt securities of $45,872,000 and had $22,577,000 of funds available under various lines of credit. The Company expects to generate positive cash flow from operations for the remainder of 1996, assuming no material decrease in demand for contract drilling and turnkey services. The Company will continue to have cash requirements for debt principal and interest payments and preferred dividends, when and if declared. For the remainder of 1996, debt principal and interest payments for currently outstanding debt (including the 9-1/8% Senior Notes due 2006 issued on July 1, 1996) are estimated to be approximately $20,570,000. Cumulative dividends on the $1.50 Convertible Preferred Stock for the remainder of 1996 are approximately $3,019,000. The Company expects to fund these obligations, totaling $23,589,000, out of cash and short-term investments as well as cash expected to be provided by operations.

         Capital expenditures (including Neddrill expenditures) for the remainder of 1996 are planned to aggregate approximately $131,000,000, of which the majority are discretionary and relate to upgrades of equipment. Management considers such upgrades desirable to improve the marketability of the fleet, but the upgrades could be deferred if necessary. These capital expenditures will be funded from operating cash flows, existing cash balances, and/or available lines of credit. Capital expenditures totaled $76,155,000 for the six-month period ended June 30, 1996. Included in this amount is $31,100,000 related to rig purchases.

CREDIT FACILITIES AND LONG-TERM DEBT

         In conjunction with the closing of the Neddrill acquisition on July 1, 1996, the Company issued $125,000,000 aggregate principal amount of 9-1/8% Senior Notes due 2006 (the "9-1/8% Senior Notes"). The 9-1/8% Senior Notes will mature on July 1, 2006. Interest on the 9-1/8% Senior Notes is payable semiannually on January 1 and July 1 of each year. The 9-1/8% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2001 initially at 104.563 percent of principal amount, declining ratably to par on or after July 1, 2004, plus accrued interest. The indenture governing the 9-1/8% Senior Notes contains certain restrictive covenants, including limitations on additional indebtedness and the ability to secure such indebtedness; restrictions on dividends and certain investments; and limitations on sales of assets, sales and leasebacks, transactions with affiliates, and mergers or consolidations.

         At June 30, 1996, the Company had lines of credit totaling $26,000,000, of which $15,000,000 was available for letters of credit, and letter of credit facilities totaling $5,000,000, subject to the Company's maintenance of certain levels of collateral. At June 30, 1996, the Company had $22,577,000 available under these lines of credit, including $12,577,000 available to support the issuance of letters of credit.

         The Company entered into a financing agreement in November 1995 with Transamerica Insurance Finance for a period of 18 months related to the renewal of its Marine Package, Protection and Indemnity, and Excess Liability insurance policies. The amount financed totaled $16,561,000 at a fixed interest rate of
6.23 percent per annum, repayable in 18 equal payments.

                                                                       FORM 10-Q




         The Company has outstanding $125,000,000 aggregate principal amount of 9-1/4% Senior Notes Due 2003 (the "9-1/4% Senior Notes") which will mature on October 1, 2003. Interest on the 9-1/4% Senior Notes is payable semiannually on April 1 and October 1 of each year. The 9-1/4% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 1998 initially at 103.47 percent of principal amount, declining ratably to par on or after October 1, 2001, plus accrued interest. Mandatory sinking fund payments of 25 percent of the original principal amount of the 9-1/4% Senior Notes at par plus accrued interest will be required on October 1, 2001 and October 1, 2002. The indenture governing the 9-1/4% Senior Notes contains certain restrictive covenants, including limitations on additional indebtedness and the ability to secure such indebtedness; restrictions on dividends and certain investments; and limitations on sales of assets, sales and leasebacks, transactions with affiliates, and mergers or consolidations.

         In connection with the initial construction of the NN-1, the predecessor of NN-1 Limited Partnership issued U.S. Government Guaranteed Ship Financing Sinking Fund Bonds, of which $1,286,000 was outstanding at June 30, 1996. Interest and principal are payable semiannually on June 15 and December 15 of each year with interest at 8.95 percent, and the bonds mature in 1998. The bonds are secured by the vessel, and the applicable security agreement contains certain restrictions, among others, on distributions to partners, dispositions of assets, and the provision of services to related parties. In addition, there are minimum working capital, net worth and long-term debt to net worth requirements applicable to NN-1 Limited Partnership. The Company's sharing percentage in NN-1 Limited Partnership's distributions from operations is generally 90 percent.

                                                                       FORM 10-Q




                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

                 The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996. A report on Form 8-K dated July 16, 1996, which reported the closing of the Neddrill acquisition, was filed on the date thereof.

                                                                       FORM 10-Q




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NOBLE DRILLING CORPORATION




DATE:    August 13, 1996           /S/  JAMES C. DAY
                                   --------------------------------------
                                   JAMES C. DAY, Chairman, President and
                                   Chief Executive Officer



DATE:    August 13, 1996           /S/  BYRON L. WELLIVER
                                   --------------------------------------
                                   BYRON L. WELLIVER,
                                   Senior Vice President-Finance,
                                   Treasurer and Controller
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                             EXHIBIT
  -------                            -------

    27             --   Financial Data Schedule