Form 10-Q
period 1996-09-30
NOBLE DRILLING CORP
filed 1996-11-14
CIK 777201

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

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

     Number of shares of Common Stock outstanding as of November 11, 1996:
                                  122,323,443

================================================================================

                                                                      FORM 10-Q


                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                 1996                1995
                                                                           ---------------     ---------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .    $     143,841       $     41,307
  Investment in marketable equity securities. . . . . . . . . . . . . .            1,749              6,131
  Investment in marketable debt securities. . . . . . . . . . . . . . .           27,530             17,031
  Accounts receivable (net of allowance of $1,369 and $1,280) . . . . .          108,222             60,251
  Costs of uncompleted contracts in excess of billings  . . . . . . . .                -              6,646
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           39,632             19,795
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . . .           45,904             36,851
                                                                           -------------       ------------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . .          366,878            188,012
                                                                           -------------       ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities . . . . . . . . . . . . . . . . . .        1,246,842            871,539
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           26,379             23,891
                                                                           -------------       ------------
                                                                               1,273,221            895,430
  Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . .         (349,189)          (352,452)
                                                                           -------------       ------------
                                                                                 924,032            542,978
                                                                           -------------       ------------
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,181             10,402
                                                                           -------------       ------------
                                                                           $   1,303,091       $    741,392
                                                                           =============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt and current installments of long-term debt  . . . . . .  $       6,088       $     12,210
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .         44,370             30,782
  Accrued payroll and related costs . . . . . . . . . . . . . . . . . . .         22,025             13,674
  Taxes payable     . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,360             12,953
  Interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,630              2,860
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . . .         64,473             13,910
                                                                           -------------       ------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .        160,946             86,389
LONG-TERM DEBT    . . . . . . . . . . . . . . . . . . . . . . . . . . . .        250,532            129,923
OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .            859              1,338
MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . . . . . . .            904                249
                                                                           -------------       ------------
                                                                                 413,241            217,899
                                                                           -------------       ------------

SHAREHOLDERS' EQUITY
  Preferred Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,025              4,025
  Common Stock . . . . . . . . . .  . . . . . . . . . . . . . . . . . . .         12,185              9,455
  Capital in excess of par value . . . . . . . . .. . . . . . . . . . . .        907,146            589,866
  Unrealized losses on marketable securities  . . . . . . . . . . . . . .            (60)              (115)
  Minimum pension liability . . . . . . . . . . . . . . . . . . . . . . .         (3,403)            (3,403)
  Cumulative translation adjustment . . . . . . . . . . . . . . . . . . .         (2,049)            (2,081)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .        (26,131)           (73,802)
  Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . .         (1,863)              (452)
                                                                           -------------       ------------
                                                                                 889,850            523,493
                                                                           -------------       ------------
COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . . . . . . . . . .              -                  -
                                                                           -------------       ------------
                                                                           $   1,303,091       $    741,392
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

                                                                      FORM 10-Q


                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                                ------------------------------------
                                                                                       1996                1995
                                                                                --------------       ---------------
    OPERATING REVENUES
       Contract drilling services . . . . . . . . . . . . . . . . . . . . . .   $    110,928         $     48,208
       Labor contract drilling services . . . . . . . . . . . . . . . . . . .          8,542                7,255
       Turnkey drilling services  . . . . . . . . . . . . . . . . . . . . . .         35,056               24,092
       Engineering and consulting services. . . . . . . . . . . . . . . . . .          1,042                3,918
       Other revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,504                1,179
                                                                                ------------         ------------
                                                                                     158,072               84,652
                                                                                ------------         ------------
    OPERATING COSTS AND EXPENSES
       Contract drilling services . . . . . . . . . . . . . . . . . . . . . .         64,659               33,336
       Labor contract drilling services . . . . . . . . . . . . . . . . . . .          6,087                5,496
       Turnkey drilling services  . . . . . . . . . . . . . . . . . . . . . .         25,329               20,413
       Engineering and consulting services  . . . . . . . . . . . . . . . . .            591                2,228
       Other expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,849                  309
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .         14,621                9,083
       Selling, general and administrative  . . . . . . . . . . . . . . . . .         14,420               10,643
       Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . .            (33)                 (96)
                                                                                ------------         ------------
                                                                                     127,523               81,412
                                                                                ------------         ------------


    OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         30,549                3,240

    OTHER INCOME (EXPENSE)
       Interest expense   . . . . . . . . . . . . . . . . . . . . . . . . . .         (6,562)              (3,040)
       Interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,652                1,336
       Other, net     . . . . . . . . . . . . . . . . . . . . . . . . . . . .            934                  831
                                                                                ------------         ------------

    INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . .         27,573                2,367

    INCOME TAX PROVISION  . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,352)                 (52)
                                                                                ------------         ------------

    NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,221                2,315

    PREFERRED STOCK DIVIDENDS . . . . . . . . . . . . . . . . . . . . . . . .         (1,509)              (1,509)
                                                                                ------------         ------------

    NET INCOME APPLICABLE TO COMMON SHARES  . . . . . . . . . . . . . . . . .   $     23,712         $        806
                                                                                ============         ============

    NET INCOME APPLICABLE TO COMMON SHARES
       PER SHARE (See Note 3) . . . . . . . . . . . . . . . . . . . . . . . .   $       0.19         $       0.01

    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  . . . . . . . . . . . . . . .        123,755               95,487


          See accompanying notes to the interim financial statements.

                                                                      FORM 10-Q


                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -----------------------------------
                                                                                       1996                1995
                                                                                --------------      ---------------
    OPERATING REVENUES . . . . . . . . . . . . . . . . . . . . . . . . . . .
       Contract drilling services. . . . . . . . . . . . . . . . . . . . . .    $    238,891         $    145,743
       Labor contract drilling services. . . . . . . . . . . . . . . . . . .          24,247               27,176
       Turnkey drilling services . . . . . . . . . . . . . . . . . . . . . .          98,782               58,785
       Engineering and consulting services . . . . . . . . . . . . . . . . .           4,084                8,371
       Other revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,511                3,658
                                                                                ------------         ------------
                                                                                     372,515              243,733
                                                                                ------------         ------------
    OPERATING COSTS AND EXPENSES
       Contract drilling services. . . . . . . . . . . . . . . . . . . . . .         142,634               98,512
       Labor contract drilling services. . . . . . . . . . . . . . . . . . .          17,474               20,401
       Turnkey drilling services . . . . . . . . . . . . . . . . . . . . . .          70,394               54,819
       Engineering and consulting services . . . . . . . . . . . . . . . . .           2,625                6,547
       Other expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,910                2,715
       Depreciation and amortization . . . . . . . . . . . . . . . . . . . .          32,904               26,924
       Selling, general and administrative . . . . . . . . . . . . . . . . .          38,517               31,004
       Impairments, net of gains on asset sales (See Notes 4 and 6). . . . .              73                    -
       Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .            (101)                (139)
                                                                                ------------         ------------
                                                                                     308,430              240,783
                                                                                ------------         ------------


    OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . .          64,085                2,950

    OTHER INCOME (EXPENSE)
       Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .         (12,906)              (9,122)
       Interest income   . . . . . . . . . . . . . . . . . . . . . . . . . .           4,030                4,422
       Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,447                1,796
                                                                                ------------         ------------

    INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . .          57,656                   46

    INCOME TAX PROVISION . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,456)              (2,730)
                                                                                ------------         ------------

    NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . . . . . . .          52,200               (2,684)

    PREFERRED STOCK DIVIDENDS. . . . . . . . . . . . . . . . . . . . . . . .          (4,529)              (5,688)
                                                                                ------------         ------------

    NET INCOME (LOSS) APPLICABLE TO COMMON SHARES. . . . . . . . . . . . . .    $     47,671         $     (8,372)
                                                                                ============         ============

    NET INCOME (LOSS) APPLICABLE TO COMMON SHARES
       PER SHARE (See Note 3)  . . . . . . . . . . . . . . . . . . . . . . .    $       0.45          $     (0.12)

    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING . . . . . . . . . . . . . . .         104,968               88,024



          See accompanying notes to the interim financial statements.

                                                                     FORM 10-Q

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  ------------------------------------
                                                                                        1996                 1995
                                                                                  -------------        ---------------
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
    Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     52,200         $     (2,684)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . . . . .            32,904               26,924
        (Gain) loss on sale of assets. . . . . . . . . . . . . . . . . . . .            (8,334)                 104
        Loss on foreign exchange . . . . . . . . . . . . . . . . . . . . . .               104                  153
        Deferred income tax provision (benefit). . . . . . . . . . . . . . .                 -               (1,288)
        Asset impairments. . . . . . . . . . . . . . . . . . . . . . . . . .             7,600                    -
        Other . . . . . . . . . . . . . . .                                                342                 (760)
        Changes in current assets and liabilities:
          Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .           (18,103)               4,572
          Proceeds from sale of marketable equity securities . . . . . . . .             4,945               17,825
          Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .              (162)              (7,404)
          Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .           (10,268)              (3,260)
          Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . .            34,128                2,721
                                                                                  ------------         ------------
                                                                                        95,356               36,903
                                                                                  ------------         ------------
  CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
    Purchase of property and equipment   . . . . . . . . . . . . . . . . . .          (131,485)             (62,226)
    Acquisition of Neddrill, net of cash acquired  . . . . . . . . . . . . .          (284,199)                   -
    Proceeds from sale of property and equipment . . . . . . . . . . . . . .            56,544                1,179
    (Investment in) proceeds from sale of marketable debt securities . . . .           (10,444)               3,168
                                                                                  ------------         ------------
                                                                                      (369,584)             (57,879)
                                                                                  ------------         ------------
  CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
    Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . . . .           124,744                    -
    Payment of long-term debt  . . . . . . . . . . . . . . . . . . . . . . .            (4,135)                (260)
    Dividends paid on preferred stock  . . . . . . . . . . . . . . . . . . .            (6,038)              (8,879)
    Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . .           270,479                  361
    Purchase of shares returned to treasury  . . . . . . . . . . . . . . . .            (2,052)                   -
    Preferred stock conversion payment (See Note 2)  . . . . . . . . . . . .                 -               (1,524)
    Payment of short-term debt . . . . . . . . . . . . . . . . . . . . . . .            (6,122)              (5,724)
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -               (2,401)
                                                                                  ------------         ------------
                                                                                       376,876              (18,427)
                                                                                  ------------         ------------

  EFFECT OF EXCHANGE RATE CHANGES ON CASH  . . . . . . . . . . . . . . . . .              (114)                 227
                                                                                  ------------         ------------

  INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . .           102,534              (39,176)
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD   . . . . . . . . . . . . .            41,307               95,163
                                                                                  ------------         ------------
  CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . . . . .      $    143,841         $     55,987
                                                                                  ============         ============

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for:
        Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      6,242         $      5,781
        Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      1,389         $      4,357
    Noncash investing and financing activities:
        Neddrill acquisition . . . . . . . . . . . . . . . . . . . . . . . .      $     50,000         $          -
        Triton acquisition . . . . . . . . . . . . . . . . . . . . . . . . .      $          -         $      1,500



          See accompanying notes to the interim financial statements.

                                                                       FORM 10-Q
                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

     (Dollar amounts in tables are in thousands, except per share amounts)
                                  (Unaudited)



NOTE 1 - BASIS OF ACCOUNTING

         The Consolidated Balance Sheet as of September 30, 1996 of Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company"), the related Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 1996 and 1995 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995, are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. These interim financial statements and notes are presented in condensed form as permitted by Form 10-Q. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

NOTE 3 - NET INCOME (LOSS) APPLICABLE TO COMMON SHARES PER SHARE

         Net income (loss) applicable to common shares per share has been computed on the basis of the weighted average number of common shares outstanding and, where dilutive, common share equivalents outstanding during the indicated periods. The calculation of net income (loss) applicable to common shares per share assuming full dilution was antidilutive; therefore, fully diluted amounts are not presented. The Preferred Conversion Payment of approximately $1,524,000 in March 1995 was accounted for as a reduction of net earnings applicable to common shares for purposes of calculating the net loss per common share. This accounting treatment increased the net loss applicable to common shares per share from $0.10 to $0.12 for the nine months ended September 30, 1995.

NOTE 4 - ACQUISITIONS AND SALES OF ASSETS

         On July 1, 1996, the Company completed the agreement of sale and purchase with Royal Nedlloyd N.V. ("Nedlloyd") and its wholly owned subsidiary, Neddrill Holding B.V., to acquire the assets utilized in the offshore contract drilling, accommodation and other oil and gas exploration and production related service businesses of Nedlloyd's offshore drilling division ("Neddrill"), including the acquisition of $25,000,000 in net working capital, and the personnel employed by Neddrill. The purchase price was $300,000,000 in cash plus 5,000,000 shares of Noble Drilling common stock. The cash portion of the purchase price was financed by the Company's issuance and sale of 21,850,000 shares of its common stock and $125,000,000 principal amount of 9-1/8% Senior Notes due 2006. The net proceeds from the public offerings of securities in excess of the $300,000,000 cash portion of the purchase price has been added to the Company's working capital and is available for general corporate purposes.

         Consistent with its business strategy, the Company sold two of its posted barge units during the first quarter of 1996 and its remaining two barges during the third quarter of 1996. The Gus Androes, located in the U.S. Gulf of Mexico ("U.S. Gulf"), was sold for $6,000,000 on January 5, 1996. A second posted barge unit, the Gene Rosser, located offshore Nigeria was sold for $13,000,000; payments of $2,000,000, $8,000,000 and $2,000,000 were received in the fourth quarter of 1995, the first quarter of 1996 and the second quarter of 1996, respectively. The remaining proceeds of $1,000,000 will be received in the first quarter of 1997. The Company recorded gains of $4,815,000 and $2,712,000, respectively, related to the sales of these posted barge units in the first quarter of 1996. The Company's remaining two posted barges, which were located offshore Nigeria, were sold on August 22, 1996 (see
Note 6). These rigs were sold for $24,500,000 in cash and $7,500,000 in drill pipe credit.

                                                                       FORM 10-Q
                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS -- (CONTINUED)

     (Dollar amounts in tables are in thousands, except per share amounts)
                                  (Unaudited)



         On February 26, 1996, the Company purchased the Odin Explorer, renamed the Gus Androes, a Levingston III-C independent leg cantilevered unit rated for a water depth of 300 feet. The rig has been refurbished and is under contract offshore Sharjah, U.A.E. with an international oil and gas company through September, 1997, plus two one-year options.

         The Company purchased the Dana, renamed the Noble Chuck Syring, a Marathon LeTourneau 82-C independent leg cantilevered rig capable of drilling in 250 feet of water, on March 20, 1996. The rig is currently in the shipyard undergoing enhancements. Upon completion, the rig will commence a three-year contract for Qatar General Petroleum Corporation in Qatar.

         On September 4, 1996 the Company purchased the Miss Kitty, a Friede & Goldman L-780 Mod II independent leg cantilevered unit rated for a water depth of 300 feet for $26,250,000 in cash. The rig is currently working offshore India under a bareboat charter arrangement.

         The Neddrill acquisition discussed above was accounted for using the purchase method of accounting, and Neddrill's results of operations are included in the Consolidated Statements of Operations from the date of the acquisition. The respective assets and liabilities have been recorded at their estimated fair value at the date of acquisition, and the allocation of the purchase price is based on the best estimates of the Company using information currently available. Certain adjustments relating to this acquisition are subject to change based upon final appraisals and determination of the fair values of the net assets acquired and liabilities assumed.

         The following table provides selected consolidated financial information for the Company on a pro forma basis assuming that the Neddrill acquisition, the issuance of 21,850,000 shares of common stock and $125,000,000 principal amount of 9-1/8% Senior Notes due 2006 (the "9-1/8% Senior Notes") and the application of the net proceeds therefrom had occurred on January 1, 1995. The pro forma information set forth below is not necessarily indicative of what the Company's results of operations would have been had the transactions been consummated as of January 1, 1995, nor is such information necessarily indicative of the Company's future results of operations.


                                                       THREE MONTHS ENDED      NINE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30, 1995     SEPTEMBER 30, 1996       SEPTEMBER 30, 1995
                                                       ------------------     ------------------       ------------------
Operating revenues . . . . . . . . . . . . . . . . . .   $   112,686              $   454,352              $  329,385
Net income (loss) applicable to common shares  . . . .   $     5,646              $    58,779              $   (3,461)
Net income (loss) applicable to common shares
   per share . . . . . . . . . . . . . . . . . . . . .   $      0.05              $      0.47              $    (0.03)

                                                                       FORM 10-Q
                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS -- (CONTINUED)

     (Dollar amounts in tables are in thousands, except per share amounts)
                                  (Unaudited)



NOTE 5 - MARKETABLE SECURITIES

         As of September 30, 1996, the Company classified all of its debt securities with original maturities of more than three months as available for sale. These investments are classified as current assets on the accompanying consolidated balance sheets. The following table highlights information applicable to the Company's investments classified as available for sale as of September 30, 1996 and December 31, 1995:

                                                                              SEPTEMBER 30, 1996
                                                                 --------------------------------------------
                                                                                                      NET
                                                                 AMORTIZED                         UNREALIZED
                         DEBT SECURITY/MATURITY                     COST          FAIR VALUE         LOSSES
--------------------------------------------------------------   ----------       ----------       ----------
           Corporate Obligations:
              Mature within 1 year . . . . . . . . . . . .        $  3,073        $    3,073       $        -
           U.S. Government Obligations:
              Mature within 1 year . . . . . . . . . . . .          24,517            24,457              (60)
                                                                  --------        ----------       ----------

           Total . . . . . . . . . . . . . . . . . . . . .        $ 27,590        $   27,530       $      (60)
                                                                  ========        ==========       ==========


                                                                             DECEMBER 31, 1995
                                                                 -------------------------------------------
                                                                                                      NET
                                                                 AMORTIZED                        UNREALIZED
                         DEBT SECURITY/MATURITY                    COST          FAIR VALUE         LOSSES
--------------------------------------------------------------  ----------       ----------       ----------
           Corporate obligations:
              Mature within 1 year . . . . . . . . . . . .      $    1,520       $    1,520                -
              Mature after 1 year through 5 years  . . . .           7,258            7,214       $      (44)
                                                                ----------       ----------       ----------
                                                                     8,778            8,734              (44)
                                                                ----------       ----------       ----------
           U.S. Government obligations:
              Mature after 1 year through 5 years  . . . .           8,368            8,297              (71)
                                                                ----------       ----------       ----------
           Total . . . . . . . . . . . . . . . . . . . . .      $   17,146       $   17,031       $     (115)
                                                                ==========       ==========       ==========

       An allowance for unrealized losses has been included as a reduction of shareholders' equity. Total realized losses related to short-term investments amounted to $102,000 and $15,000 for the nine-month periods ended September 30, 1996 and 1995, respectively. Total realized losses related to short-term investments amounted to $50,000 and $0 for the three-month periods ended September 30, 1996 and 1995, respectively.

       The Company categorizes its investment in marketable equity securities of $1,749,000 at September 30, 1996 as trading securities and such investments are classified as current assets and are recorded at fair value at such date. Total net unrealized gains related to these equity investments for the nine-month period ended September 30, 1996 were $565,000 compared to net unrealized gains of $699,000 for the nine-month period ended September 30, 1995. Total net unrealized gains related to these investments for the three-month period ended September 30, 1996 were $311,000 compared to net unrealized gains of $486,000 for the three-month period ended September 30, 1995.

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

       Consistent with the Company's strategic objective to focus on the deepwater capabilities of its fleet, the Company formalized a plan to dispose of its two remaining posted barges, the Lewis Dugger and the Chuck Syring, during the first quarter of 1996. The two barges were written down at March 31, 1996 to their estimated net realizable values, which the Company determined to be $31,968,000 based on then recent offers received for these assets from third parties. The write-down of these two barges to their estimated net realizable values resulted in a charge to earnings of $7,600,000 in the first quarter of 1996. This charge is classified in "Impairments, net of gains on asset sales" in the Consolidated Statement of Operations for the nine-month period ended September 30, 1996. These two rigs were employed under drilling contracts and contributed gross margins of $1,035,000 and $4,498,000 during the three-month and nine-month periods ended September 30, 1996, respectively. During the third quarter of 1996, the Company completed the sale of these two barges for $32,000,000, composed of $24,500,000 in cash and $7,500,000 in drill pipe credit.

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

         The Company's offshore fleet at November 1, 1996, consisted of 55 rigs, comprising 43 jackup drilling rigs, eight submersible rigs, three drillships, and one semisubmersible rig. These rigs were diversified geographically as follows: U.S. Gulf - 26 rigs; North Sea - seven rigs; Nigeria
- six rigs; Venezuela - four rigs; Persian Gulf - three rigs; Brazil - two rigs; India - two rigs; Mexican Gulf - two rigs; and one rig each in Argentina, Zaire and Gibraltar (following refurbishment in Gibraltar, the rig will be deployed offshore Brazil). The rig counts above include one drillship in which the Company has a 41 percent interest through a joint venture arrangement, one jackup rig owned by a limited partnership of which Noble Drilling is the general partner and one jackup rig which the Company operates under a bareboat charter agreement. The Company's offshore operations also include labor contracts for drilling and workover activities covering 14 rigs operating in the U.K. sector of the North Sea. These rigs are not owned or leased by the Company. Through its wholly owned subsidiary, Triton Engineering Services Company, the Company provides turnkey drilling services and other engineering and consulting services to the oil and gas industry. The Company's land drilling operations are conducted in Canada, Texas and Louisiana with an active fleet of 19 land drilling rigs.

         The Company purchased the Miss Kitty, a 300-foot Friede and Goldman, Ltd. L-780 MOD II independent leg cantilevered rig, for $26,250,000 in cash on September 4, 1996. The rig is currently working offshore India under a bareboat charter agreement with a term through July 1997, with a one-year extension option. The Company sold the Lewis Dugger and Chuck Syring, posted barge units, on August 22, 1996 for $32,000,000, composed of $24,500,000 in cash and $7,500,000 in drill pipe credit.

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

         Neddrill's operations are managed from its headquarters in Rotterdam, The Netherlands. Its fleet includes three dynamically positioned drillships (of which one is currently operating offshore West Africa, the second is operating offshore Brazil and the third is undergoing refurbishment in Gibraltar before being deployed to Brazil); one second generation semisubmersible rig operating in the North Sea; and seven harsh environment jackup drilling rigs (six operating in the North Sea and one offshore Argentina). The rig counts above include one drillship in which Neddrill owns a 41 percent interest through a joint venture arrangement and one jackup rig which Neddrill operates under a bareboat charter agreement as a hotel accommodation unit. Neddrill's semisubmersible and jackup rigs are all currently under contract, with commitments extending through August 1996 to 2001, depending on the rig. All three drillships are committed under five to six year contracts to work for Petroleo Brasileiro S.A. (Petrobras) offshore Brazil. In addition to the one drillship already on location, the other two are scheduled to arrive in late 1996 and early 1997, respectively.

         Neddrill currently employs approximately 700 personnel in offshore/field positions and 55 employees in administrative positions. Depending on location, some employees are covered by a labor agreement or are represented by labor unions. Neddrill maintains shorebase facilities in Argentina, Brazil, Denmark, the United Kingdom and The Netherlands.

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

         The Company's revenues are balanced between international and domestic sources. Revenues from international sources accounted for approximately 53 percent and 46 percent of the Company's operating revenues for the three-month and nine-month periods ended September 30, 1996, respectively, and 43 percent and 48 percent for the three-month and nine-month periods ended September 30, 1995, respectively. The percentage of the Company's total operating revenues attributable to international sources has increased due to the Neddrill acquisition.

                                                                       FORM 10-Q




         Offshore Nigeria, the Company currently has five offshore drilling units under contract and one offshore drilling rig waiting on location. Revenues from drilling activities in Nigeria accounted for approximately nine percent and 12 percent, respectively, of the Company's operating revenues for the three-month and nine-month periods ended September 30, 1996, and 15 percent and 12 percent, respectively, for the three-month and nine-month periods ended September 30, 1995. In those periods, Nigeria experienced labor strikes, high inflation and political turmoil, none of which has materially affected the Company's operations; however, no assurance can be given that the political and economic climate in Nigeria will not worsen or that it will not materially affect the Company's operations in the future.

         The Company currently has three rigs under contract with Lagoven, a subsidiary of the government-owned oil company of Venezuela. Two of these rigs are under long-term contracts terminating in the year 2000 and the third is operating on a one year contract. A fourth rig is under a long-term contract with Shell Venezuela S.A. through September 1997. In recent periods, the Venezuelan economy has experienced high inflation and a shortage of foreign currency. In 1994, the Venezuelan government imposed a program of currency exchange controls and taxes on certain financial transactions that temporarily limited the ability of the government-owned oil companies and their affiliates to make payment in U.S. dollars or other hard currencies to oilfield service contractors. During this period the Company's operations were not materially affected, and the Company received timely payment for its services in U.S. dollars. During April 1996, the Venezuelan government announced increases in gas prices, interest rates and the value-added tax rate. In addition, the government eased exchange controls and granted pay raises to public sector employees. These events did not have a material impact on the Company's operations in Venezuela during the nine-month period ended September 30, 1996 and it is unknown what impact, if any, these events will have on the Company's operations in Venezuela in the future. Revenues from drilling activities in Venezuela accounted for approximately six percent and seven percent, respectively, of the Company's operating revenues for the three-month and nine-month periods ended September 30, 1996 and nine percent and 10 percent, respectively, for the three-month and nine-month periods ended September 30, 1995.

                                                                       FORM 10-Q



SELECTED FINANCIAL INFORMATION

         The following table sets forth selected consolidated financial information of the Company expressed as a percentage of total operating revenues for the periods indicated.


                                               THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------         -------------------------------
                                                    1996             1995                    1996              1995
                                                  --------         --------                ---------         --------
Operating revenues
 Contract drilling services
  International offshore........................    44.1%            27.8%                   35.4%             28.0%
  Domestic offshore.............................    21.9             24.0                    23.8              23.7
  International land............................     1.6              1.3                     2.0               4.6
  Domestic land.................................     2.5              3.8                     2.9               3.6
 Labor contract drilling services...............     5.4              8.6                     6.5              11.2
 Turnkey drilling services......................    22.2             28.5                    26.5              24.1
 Engineering and consulting services............     0.7              4.6                     1.1               3.4
 Other revenue..................................     1.6              1.4                     1.8               1.4
                                                   -----            -----                   -----             -----
                                                   100.0            100.0                   100.0             100.0

Operating costs and expenses
 Contract drilling services.....................   (40.9)           (39.4)                  (38.3)            (40.4)
 Labor contract drilling services...............    (3.9)            (6.5)                   (4.7)             (8.4)
 Turnkey drilling services......................   (16.0)           (24.1)                  (18.9)            (22.5)
 Engineering and consulting services............    (0.4)            (2.6)                   (0.7)             (2.7)
 Other expense..................................    (1.2)            (0.4)                   (1.0)             (1.1)
 Depreciation and amortization..................    (9.2)           (10.7)                   (8.8)            (11.0)
 Selling, general and administrative............    (9.1)           (12.5)                  (10.3)            (12.6)
                                                   -----            -----                   -----             -----
Operating income................................    19.3              3.8                    17.3               1.3

Interest expense................................    (4.2)            (3.6)                   (3.5)             (3.7)
Interest income.................................     1.7              1.6                     1.1               1.8
Other income, net...............................     0.6              1.0                     0.7               0.7
                                                   -----            -----                   -----             -----
Income before income taxes......................    17.4              2.8                    15.6               0.1
Income tax provision............................    (1.5)            (0.1)                   (1.5)             (1.1)
                                                   -----            -----                   -----             -----
Net income (loss)...............................    15.9              2.7                    14.1              (1.0)
Preferred stock dividends.......................    (1.0)            (1.8)                   (1.2)             (2.3)
                                                   -----            -----                   -----             -----
Net income (loss) applicable to common shares...    14.9%             0.9%                   12.9%             (3.3)%
                                                   =====            =====                   =====             =====

                                                                       FORM 10-Q



RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         OPERATIONAL REVIEW. During the three months ended September 30, 1996 (the "Current Quarter"), the Company generated operating revenues of $158,072,000 compared to $84,652,000 during the three months ended September 30, 1995 (the "Comparable Quarter"). The increase in operating revenues was primarily due to increased offshore contract and turnkey drilling activity, improved dayrates and the contribution by Neddrill, which was acquired by the Company on July 1, 1996. Domestic offshore contract drilling benefited in the Current Quarter from a 56 percent improvement in average dayrates compared to the Comparable Quarter.

         Turnkey drilling services revenue increased $10,964,000 in the Current Quarter as compared to the Comparable Quarter due to an increase in the number of well completions combined with contracts of longer duration and at increased prices caused by growing demand for equipment and services in the U.S. Gulf. Ten turnkey wells were completed in the Current Quarter compared to eight wells in the Comparable Quarter.

         The utilization rate for the Company's domestic offshore rig fleet increased to 99 percent in the Current Quarter from 84 percent in the Comparable Quarter. The Company's international offshore rig utilization rate increased to 95 percent in the Current Quarter from 71 percent in the Comparable Quarter. These increases were principally due to increased drilling activity levels and the addition of Neddrill's fleet on July 1, 1996, which was operating at a higher utilization than the Company's fleet. At September 30, 1996, the Company had labor contracts on 14 operator-owned rigs in its international operations compared to 15 rigs at the end of the Comparable Quarter.

         Gross margin from contract drilling operations was $46,269,000, or 42 percent of contract drilling revenues, in the Current Quarter as compared to $14,872,000, or 31 percent of contract drilling revenues, in the Comparable Quarter. The increase in gross margin was principally due to higher average dayrates from the domestic contract drilling operations, combined with the contribution of Neddrill. Labor contract gross margin was $2,455,000, or 29 percent of labor contract revenues, in the Current Quarter compared to $1,759,000, or 24 percent of labor contract revenues, in the Comparable Quarter. Turnkey drilling operations gross margin was $9,727,000, or 28 percent of turnkey drilling revenues, in the Current Quarter compared to a gross margin of $3,679,000, or 15 percent of turnkey drilling revenues, in the Comparable Quarter. The increase in turnkey drilling operations gross margin was due to an improved success rate on turnkey wells.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         OPERATIONAL REVIEW. During the nine months ended September 30, 1996 (the "Current Period"), the Company generated operating revenues of $372,515,000 compared to $243,733,000 during the nine months ended September 30, 1995 (the "Comparable Period"). The increase in operating revenues was primarily due to increased offshore contract and turnkey drilling activity, improved dayrates and the contribution by Neddrill, which was acquired by the Company on July 1, 1996. Domestic offshore contract drilling benefited in the Current Period from a 39 percent improvement in average dayrates compared to the Comparable Period.

         Turnkey drilling services revenue increased $39,997,000 in the Current Period as compared to the Comparable Period due to the completion of wells under contracts of longer duration and at increased prices caused by stronger demand for equipment and services in the U.S. Gulf and increased activity. Twenty-six turnkey wells were completed in the Current Period compared to 24 completed wells in the Comparable Period.

         The utilization rate for the Company's domestic offshore rig fleet increased to 97 percent in the Current Period from 80 percent in the Comparable Period. The Company's international offshore rig utilization rate increased to 94 percent in the Current Period from 74 percent in the Comparable Period.

                                                                       FORM 10-Q


         Gross margin from contract drilling operations was $96,257,000, or 40 percent of contract drilling revenues, in the Current Period as compared to $47,231,000, or 32 percent of contract drilling revenues, in the Comparable Period. The increase in gross margin was principally due to higher average dayrates from contract drilling operations and the contribution of Neddrill. Labor contract gross margin was $6,773,000, or 28 percent of labor contract revenues, in the Current Period compared to $6,775,000, or 25 percent of labor contract revenues, in the Comparable Period. Turnkey drilling operations gross margin was $28,388,000, or 29 percent of turnkey drilling revenues, in the Current Period compared to gross margin of $3,966,000, or seven percent of turnkey drilling revenues, in the Comparable Period. The increase in turnkey drilling operations gross margin was due to an improved success rate on turnkey wells and increased activity.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

         The Company had working capital of $205,932,000 and $101,623,000 as of September 30, 1996 and December 31, 1995, respectively. The increase in working capital was primarily due to an increase in cash, cash equivalents and marketable debt securities and the effect of Neddrill's working capital components obtained through the acquisition. The increase in cash, cash equivalents and marketable debt securities was due primarily to excess proceeds from the recent equity and debt offerings related to the Neddrill acquisition. Long-term debt as a percentage of long-term debt plus shareholders' equity was 22 percent at September 30, 1996 compared to 20 percent at December 31, 1995.

         At September 30, 1996, the Company had cash, cash equivalents, and investments in marketable debt securities of $171,371,000 and had $16,000,000 of funds available under various lines of credit. The Company expects to generate positive cash flow from operations for the remainder of 1996, assuming no material decrease in demand for contract drilling and turnkey drilling services. The Company will continue to have cash requirements for debt principal and interest payments and preferred dividends, when and if declared. For the remainder of 1996, debt principal and interest payments for currently outstanding debt (including the 9-1/8% Senior Notes due 2006 issued on July 1,
1996) are estimated to be approximately $14,724,000. Cumulative dividends on the $1.50 Convertible Preferred Stock for the remainder of 1996 are approximately $1,509,000. The Company expects to fund these obligations, totaling $16,233,000, out of cash and short-term investments as well as cash expected to be provided by operations.

         Capital expenditures (including Neddrill expenditures) for the remainder of 1996 are expected to aggregate approximately $31,400,000, of which the majority are discretionary and relate to upgrades of equipment. Management considers such upgrades desirable to improve the marketability of the fleet, but the upgrades could be deferred if necessary. These capital expenditures will be funded from operating cash flows, existing cash balances, and/or available lines of credit. Capital expenditures totaled $131,485,000 for the nine-month period ended September 30, 1996 compared to $62,226,000 for the nine-month period ended September 30, 1995. Included in the 1996 amount is $70,200,000 related to rig purchases.

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

         At September 30, 1996, the Company had lines of credit totaling $25,000,000, of which $15,000,000 was available for letters of credit, and letter of credit facilities totaling $5,000,000, subject to the Company's maintenance of certain levels of collateral. At September 30, 1996, the Company had $16,000,000 available under these lines of credit, including $6,000,000 available to support the issuance of letters of credit.

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

         In connection with the initial construction of the NN-1, the predecessor of NN-1 Limited Partnership issued U.S. Government Guaranteed Ship Financing Sinking Fund Bonds, of which $766,000 was outstanding at September 30, 1996. Interest and principal are payable semiannually on September 15 and December 15 of each year with interest at 8.95 percent, and the bonds mature in 1998. The bonds are secured by the vessel, and the applicable security agreement contains certain restrictions, among others, on distributions to partners, dispositions of assets, and the provision of services to related parties. In addition, there are minimum working capital, net worth and long-term debt to net worth requirements applicable to NN-1 Limited Partnership. The Company's sharing percentage in NN-1 Limited Partnership's distributions from operations is generally 90 percent.

                                                                       FORM 10-Q


                           PART II. OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits.

                      The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

             (b) One report on Form 8-K was filed by the Company during the quarter ended September 30, 1996. A report on form 8-K dated July 16, 1996, which reported the closing of the Neddrill acquisition, was filed on the date thereof.

                                                                       FORM 10-Q




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NOBLE DRILLING CORPORATION




DATE:  November  13, 1996       By:        /S/  JAMES C. DAY
                                   --------------------------------------------
                                   JAMES C. DAY, Chairman, President and
                                   Chief Executive Officer



DATE:  November  13, 1996       By:        /S/  BYRON L. WELLIVER
                                   --------------------------------------------
                                   BYRON L. WELLIVER,
                                   Senior Vice President-Finance,
                                   Treasurer and Controller
                                   (Principal Financial and Accounting Officer)

                                                                       FORM 10-Q


                               INDEX TO EXHIBITS


        EXHIBIT
        NUMBER                      EXHIBIT
        -------                     -------
          10.1             -- Noble Drilling Corporation Equity Compensation
                              Plan for Non-Employee Directors.

          27               -- Financial Data Schedule.