Form 10-K405
period 1996-12-31
NOBLE DRILLING CORP
filed 1997-03-28
CIK 777201

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K


    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


                  For the fiscal year ended December 31, 1996


    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


    For the transition period from __________________to____________________


                        Commission file number: 0-13857

                           NOBLE DRILLING CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                    73-0374541
-----------------------------------     --------------------------------------
   (State of incorporation)             (I.R.S. employer identification number)


             10370 Richmond Avenue, Suite 400, Houston, Texas 77042
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (713) 974-3131
-------------------------------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.10 per share        New York Stock Exchange
     9 1/8% Senior Notes due 2006             New York Stock Exchange
 Preferred Stock Purchase Rights              New York Stock Exchange
-------------------------------------- -----------------------------------------
       Title of each class             Name of each exchange on which registered

          Securities registered pursuant to Section 12(g) of the Act:


                                      NONE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     Aggregate market value of Common Stock held by nonaffiliates as of March 12, 1997: $2,365,000,000

     Number of shares of Common Stock outstanding as of March 12, 1997:
132,313,617


                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

     (1) Proxy statement for the 1997 annual meeting of stockholders - Part III

                               TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
======================================================================================================================
PART          ITEM 1. BUSINESS.......................................................................................1
I                     General........................................................................................1
                      Business Strategy..............................................................................1
                      Recent Development.............................................................................1
                      Development Of Business During 1996............................................................1
                           Neddrill Acquisition......................................................................1
                           1996 Rig Acquisitions.....................................................................2
                           Modifications and Upgrades................................................................2
                           Redeployments.............................................................................2
                           Asset Rationalization Program.............................................................2
                           EVA-4000 Letter of Intent.................................................................3
                      Drilling Contracts.............................................................................3
                      Offshore Drilling Operations...................................................................4
                           International Contract Drilling...........................................................4
                           Domestic Contract Drilling................................................................4
                           Labor Contracts...........................................................................5
                      Turnkey Drilling and Engineering Services......................................................5
                      Competition and Risks..........................................................................5
                      Governmental Regulation and Environmental Matters..............................................7
                      Employees......................................................................................7
                      Financial Information About Foreign and Domestic Operations....................................7
              ITEM 2. PROPERTIES.....................................................................................8
                      Drilling Fleet.................................................................................8
                           Jackup Rigs...............................................................................8
                           Submersible Rigs..........................................................................8
                           Drillships................................................................................8
                           Semisubmersible Rigs......................................................................9
                      Drilling Fleet................................................................................10
                      Facilities....................................................................................12
              ITEM 3. LEGAL PROCEEDINGS.............................................................................12
              ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................12

              EXECUTIVE OFFICERS OF THE REGISTRANT..................................................................12

======================================================================================================================
PART          ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
II                    STOCKHOLDER MATTERS...........................................................................13
              ITEM 6. SELECTED FINANCIAL DATA.......................................................................14
              ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS...........................................................15
              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................23
              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE...........................................................48

======================================================================================================================
PART          ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................48
III           ITEM 11 EXECUTIVE COMPENSATION........................................................................48
              ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT................................................................................... 48
              ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................48

======================================================================================================================
PART          ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
IV                    FORM 8-K..................................................................................... 48

              SIGNATURES........................................................................................... 49



                                      (i)

                                    PART I

ITEM 1.      BUSINESS

GENERAL

     Noble Drilling Corporation is a leading provider of diversified services for the oil and gas industry worldwide. The Company's activities include offshore drilling services, turnkey drilling services and engineering and production management services. The Company's drilling fleet is broadly diversified, allowing it to work in a variety of operating conditions.


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

BUSINESS STRATEGY

     The Company's business strategy has been to actively expand its international and offshore capabilities through acquisitions, rig upgrades and modifications, and by redeploying assets in important geological areas. In recent years the Company has included within its strategic objectives a focus on increasing the number of rigs in its fleet capable of drilling in deeper water depths.

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

RECENT DEVELOPMENT

     On February 19, 1997, the Company signed a definitive agreement to sell 12 mat supported jackup rigs to Pride Petroleum Services, Inc. ("Pride"). The sale will also include the hull of one former mat supported jackup rig (Linn Richardson) which has had all drilling machinery and equipment removed. The sales price is $265,000,000 in cash. The closing of the transaction, which is subject to receipt of financing by Pride, satisfaction of Hart-Scott-Rodino Antitrust Improvements Act governmental clearance and routine closing conditions, is scheduled to occur on June 3, 1997. Pride has deposited $20,000,000 of the purchase price into an escrow account which is payable to the Company in the event Pride does not obtain its financing or is unable to complete the acquisition by June 30, 1997.

DEVELOPMENT OF BUSINESS DURING 1996

NEDDRILL ACQUISITION

     On July 1, 1996, the Company completed the acquisition from Royal Nedlloyd N.V. ("Nedlloyd") and its wholly owned subsidiary, Neddrill Holding B.V., of the assets, including approximately $28,000,000 in net working capital, of Nedlloyd's offshore drilling division, Neddrill ("Neddrill"). The purchase price was $300,000,000 in cash plus 5,000,000 shares of Noble Drilling common stock. The cash portion of the purchase price was financed by the Company's issuance and sale of 21,850,000 shares of its common stock and $125,000,000 principal amount of 9 1/8% Senior Notes due 2006.

     The Neddrill acquisition promoted the Company's strategic goals of expanding its international presence and enhancing its deepwater drilling capabilities. The Neddrill acquisition added deepwater and harsh environment capabilities to the Company's fleet, diversified the fleet to include drillships and a semisubmersible rig and increased the Company's geographic diversification by providing entry into the Brazilian offshore market and expanding its presence in the North Sea. See "Item 2. Properties - Drilling Fleet" for additional information on the Neddrill fleet.

     Neddrill's operations are managed from its headquarters in Rotterdam, The Netherlands. Neddrill maintains shorebase facilities in Brazil, Denmark, the United Kingdom and The Netherlands. At December 31, 1996, Neddrill had approximately 730 personnel in offshore/field positions and 55 personnel in administrative positions.

1996 RIG ACQUISITIONS

     The Company purchased the Shelf 4, a Friede & Goldman 9500 Enhanced Pacesetter semisubmersible rig, on December 30, 1996 for $6,000,000 in cash. The rig is stacked in the United Kingdom, and substantial capital expenditures are required to return the rig to operational status.

     On December 24, 1996, the Company purchased the Noble Jimmy Puckett (formerly the Essar Explorer), a 300-foot Friede & Goldman L-780 Mod II independent leg cantilevered unit built in 1982, for $35,400,000 in cash. The Company chartered the rig back to the seller for the duration of the seller's current contract with the Oil and Natural Gas Corporation Ltd. of India, which expires in October 1997.

     On September 4, 1996, the Company purchased the Noble Kenneth Delaney (formerly the Miss Kitty), a Friede & Goldman L-780 Mod II independent leg cantilevered unit rated for a water depth of 300 feet, for $26,250,000 in cash. The rig is currently working offshore India under a bareboat charter arrangement that expires in September 1997.

     The Company purchased the Noble Chuck Syring (formerly the Dana), a Marathon LeTourneau 82-C independent leg cantilevered rig capable of drilling in 250 feet of water, on March 20, 1996, for $15,800,000 in cash. The rig is currently operating under a long-term contract through October 1999 for Qatar General Petroleum Corporation in Qatar.

     On February 26, 1996, the Company purchased the Gus Androes (formerly the Odin Explorer), a Levingston 111-C independent leg cantilevered unit rated for a water depth of 300 feet, for $15,300,000 in cash. The rig has been refurbished and is under contract offshore Qatar with an international oil and gas company through October 1997, plus two one-year options.

MODIFICATIONS AND UPGRADES

     The Company has pursued an extensive rig modification, refurbishment and upgrade program in recent years which continues to date. The Gene Rosser, Roy Butler, Noble Chuck Syring and Gus Androes rigs were upgraded in 1996. The Gene Rosser was converted to a cantilevered rig with a top drive drilling system and cascading mud system. The Roy Butler's legs were extended to increase its water depth capability from 125 to 250 feet. The Noble Chuck Syring received an enhanced strengthened cantilever, a top drive drilling system, new solids control equipment, an enlarged mud system, a jacking system overhaul and refurbished crew quarters. The Gus Androes received an extended cantilever and was equipped with a top drive drilling system. The total cost of these projects was approximately $32,600,000.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a discussion of capital expenditures.

REDEPLOYMENTS

     From time to time, the Company has strategically redeployed certain drilling units in its fleet, primarily from the Gulf of Mexico to other drilling markets worldwide, in order to position assets in important geological areas. During 1996, the Company transferred one jackup rig from the U.S. Gulf of Mexico to the Bay of Campeche and one drillship from West Africa to Brazil. Additionally, the Company is currently deploying the Neddrill Muravlenko to Brazil. The Neddrill Trigon was recently redeployed from Argentina to the North Sea.

ASSET RATIONALIZATION PROGRAM

     Consistent with the Company's focus on enhancing the deepwater capability of its fleet, the Company sold its four posted barge rigs in 1996. On December 13, 1996, the Company completed the sale of its land drilling assets for $60,000,000 in cash to Nabors Industries, Inc. The assets sold consisted principally of (i) 19 marketed land drilling rigs and 28 mothballed land drilling rigs, (ii) certain inventory related to the maintenance and operation of the rigs, (iii) leasehold interests and real property interests related to the maintenance and operation of the rigs and (iv) drilling contracts in existence on the closing date for the employment of the rigs. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Significant 1996 Events."

EVA-4000 LETTER OF INTENT

     In December 1996, the Company announced that it had entered into a letter of intent with Shell Deepwater Development Inc. ("SDDI"), an affiliate of Shell Oil Company, for a drilling contract for a Noble Drilling designed Economic Value Advantage ("EVA-4000") semisubmersible unit. The semisubmersible rig for SDDI, the Paul Romano, will be Noble Drilling's initial conversion project since the Company's announcement that it had conducted, over an 11-month period, engineering feasibility studies regarding conversion of a submersible drilling unit into a deepwater semisubmersible drilling unit. The conversion will result in a rig designed for and capable of performing drilling operations in water depths of up to 6,000 feet.

     The initial term of the drilling contract will be four years, with an option to SDDI to extend the contract for a fifth year at predetermined dayrates. The Company anticipates that delivery of the EVA-4000 semisubmersible rig to SDDI will occur late in the first quarter of 1998. The letter of intent is subject to the execution of a mutually agreed upon Marine Drilling Order (drilling contract). The Company expects the conversion to cost approximately $90,000,000 to $100,000,000.

DRILLING CONTRACTS

     Each of the Company's drilling units is employed under an individual contract. Although the final terms of such contracts are the result of negotiations between the Company and its customers, many contracts are awarded based upon competitive bidding. The Company's drilling contracts generally contain the following terms:

  o a term extending over a specific period of time or the period necessary to drill one or more wells (in general, the Company seeks to have a reasonable balance of short- and long-term contracts to minimize the downside impact of a decline in the market, while obtaining the benefit of increasing market prices in a rising market);

  o early termination by the customer without cause and extension options to drill additional wells, in each case, generally exercisable by the customer upon advance notice to the Company;

  o early termination by the customer if the unit is lost or destroyed, if operations are suspended for a specified period of time due to breakdown of major equipment or if operations are suspended for a specified period of time due to "force majeure" events beyond the control of the Company and the customer;

  o payment of compensation to the Company (generally in U.S. dollars) on a "daywork" basis, under which the Company receives a fixed amount per day that the drilling unit is operating under contract, with lower rates or no compensation payable during periods of equipment breakdown and repair, adverse weather or in the event operations are interrupted by other conditions, some of which may be beyond the Company's control; and

  o payment by the Company of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies.

     Most contracts allow the Company to recover its mobilization and demobilization costs associated with moving a drilling unit from one location to another. If market conditions required the Company to bear these costs, the Company's operating margins would be reduced. Market conditions prevailing in 1996 and year to date in 1997 have permitted the Company to recover its mobilization and demobilization costs to move a unit long distances between operating areas. For shorter moves such as "field moves", the Company's customers have generally agreed to pay or reimburse the Company for the costs of moving the unit and pay to the Company a reduced dayrate or "move rate" while the unit is being moved.

     The Company, through Triton Engineering Services Company and its subsidiaries, also participates in "turnkey" contracts (see "Item 1. Business - Turnkey Drilling and Engineering Services"). The risk of loss to the Company is generally higher with respect to the Company's turnkey drilling operations than it is for daywork contract drilling operations.

OFFSHORE DRILLING OPERATIONS

     The Company's offshore contract drilling operations are conducted worldwide. The Company's offshore drilling fleet consisted of 57 units at January 31, 1997. See "Item 2. Properties - Drilling Fleet." The Company's principal regions of offshore contract drilling operations include the North Sea, the Gulf of Mexico, Africa, South America, the Middle East and India. In 1996 there were no customers who accounted for more than 10 percent of the Company's total operating revenues.

INTERNATIONAL CONTRACT DRILLING

     The Company's international offshore contract drilling operations are conducted in the North Sea, Mexico, Africa, South America, the Middle East and India. Offshore contract drilling services from international sources accounted for approximately 62 percent and 55 percent of the Company's total offshore contract drilling services revenues for the years ended December 31, 1996 and 1995, respectively. In 1996, approximately 62 percent of the Company's international offshore contract drilling services revenues was derived from contracts with major oil and gas companies, 35 percent from contracts with government-owned companies and the balance from contracts with independent operators.

     The Company's international contract drilling fleet consisted of 30 rigs at January 31, 1997, of which 26 were working under contract, three were being upgraded, modified and/or refurbished and one was being held pending evaluation of the economics of re-entering the market. Substantial capital expenditures would be required to return the latter rig to operational status.

     The Company has seven jackup rigs located along the west coast of Africa. Six of the jackup rigs are under contracts extending through dates ranging from March 1997 to December 1998, with major oil companies. The seventh jackup rig (which is under contract to be sold (see "Item 1. Business - Recent Development")) is under a short-term turnkey contract to complete two wells, with an option for one further well.

     The Company has four jackup rigs located in Venezuela. One of these rigs is under a long-term contract terminating in the year 2000, and contracts for the other three rigs are expected to be renewed for periods of 12 months or longer when they expire in the second half of 1997.

     The Company has three jackup rigs located in Qatar under contracts extending through dates ranging from October 1997 to October 1999.

     The Company has three jackup rigs working in India. Two of these rigs are under bareboat charter agreements that expire in October 1997. The third rig is under contract until September 1997.

     Neddrill's one semisubmersible and six of its jackup rigs are currently under contract, with commitments extending through dates ranging from April 1997 to 2001, depending on the rig. One of its jackup rigs is currently being upgraded, modified and/or refurbished. Neddrill's three drillships are committed under five to six year contracts to work for Petroleo Brasileiro S.A. (Petrobras), offshore Brazil. One of the two drillships currently on location in Brazil recently completed an upgrade. The third drillship, in the course of its mobilization to Brazil, has entered a U.S. Gulf of Mexico shipyard for additional repair and upgrade. It is scheduled to arrive offshore Brazil in April 1997.

DOMESTIC CONTRACT DRILLING

     The Company's domestic offshore contract drilling fleet consisted of 27 rigs at January 31, 1997, of which 17 were working under contract, six were being upgraded, modified and/or refurbished and four were being held in various stages of readiness to enter the marketplace. The Company continually evaluates the economics of re-entering the market with these rigs and expects to do so when conditions warrant.

     In 1996, approximately 66 percent of the Company's domestic offshore contract drilling revenues was derived from contracts with major oil and gas companies and the remaining 34 percent was derived from contracts with independent operators.

LABOR CONTRACTS

     The Company's offshore operations also include labor contracts for drilling and workover activities covering 14 rigs operating in the U.K. North Sea. These rigs are not owned or leased by the Company. Under its labor contracts, the Company provides the personnel necessary to manage and perform the drilling operations from drilling platforms owned by the operator. The contracts are generally renewable no more frequently than on an annual basis. After drilling operations are completed, workover operations usually become an important element of each platform's activity. Thus, drilling contractor crews usually remain on the platform until a field is depleted by production.

     The Company was awarded a contract in 1994 by Hibernia Management and Development Company Ltd. ("Hibernia") for offshore production drilling and related services. The contract calls for the Company to commission, operate and maintain two state-of-the-art platform rigs to be installed on the concrete gravity-based structure that will be used to develop the Hibernia field off the coast of Newfoundland, Canada. The Company established an office in St. Johns, Newfoundland in late 1994. There are 75 employees in St. Johns who are presently participating in the preparation of operating, equipment maintenance and procedures manuals, and the procurement of equipment. Commissioning of the drilling and related equipment occurred in May 1996 through November 1996. The gravity-based structure is scheduled for tow out to location in May 1997, with commencement of the first well scheduled to occur in early September 1997. The Company's five-year contract with Hibernia extends through August 2002 with an option to Hibernia for a five-year extension. It is anticipated that the Company will have approximately 120 employees assigned to this project at its peak in 1997.

TURNKEY DRILLING AND ENGINEERING SERVICES

     Through its wholly owned subsidiary, Triton Engineering Services Company ("Triton"), the Company provides turnkey drilling, drilling project management, drilling and completion planning and design, specialized drilling tools and services, and contract engineering and consulting manpower. Turnkey drilling, Triton's major service, involves the coordination of all equipment, materials, services and management to drill a well to a specified depth, for a fixed price. Under turnkey drilling contracts, Triton bears the financial risk of delays in the completion of the well. In providing its services, Triton can use drilling rigs owned either by the Company or by a third party, depending on availability. The drilling of a turnkey well is generally completed within 30 to 50 days. Triton completed 28 wells in 1996 compared to 27 wells in 1995. Revenues from turnkey drilling services represented 22 percent of consolidated operating revenues in each of the years ended December 31, 1996 and 1995.

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

COMPETITION AND RISKS

     The contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. Various independent drilling contractors in recent years have sought protection from creditors under bankruptcy laws or have combined with other companies as a result of the depressed conditions then existing in the contract drilling industry. Although this has reduced the total number of competitors, management of the Company believes that competition for drilling contracts will continue to be intense for the foreseeable future. It is impracticable to estimate the number of competitors of the Company. Certain competitors may have access to greater financial resources than the Company.

     Competition in contract drilling involves numerous factors, including price, the experience of the workforce, rig availability and suitability, efficiency, condition of equipment, operating integrity, reputation, industry standing and customer relations. Price is the major consideration in most markets, especially with respect to domestic drilling. The Company believes it competes favorably with respect to all these factors. Competition is primarily on a regional basis and may vary significantly by region at a particular time. Demand for offshore drilling equipment is also dependent on the exploration and development programs of oil and gas producers, which are in turn influenced by the financial condition of such producers, by general economic conditions and prices of oil and gas, and, from time to time, by political considerations and policies.

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

     The offshore contract drilling industry has experienced a series of consolidations and acquisitions among drilling contractors as such contractors have positioned themselves strategically in the market. The Company, from time to time, has discussions with third parties regarding asset acquisitions or business combinations and intends to continue to consider business opportunities that it believes promote its business strategy.

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

     If the domestic price of natural gas decreases, the Company's dayrates on new contracts and utilization rates in the U.S. Gulf of Mexico ("U.S. Gulf") could be adversely affected. Similarly, if the price of natural gas decreases in the North Sea market, the Company's dayrates there could be adversely affected. The Company can predict neither the future level of demand for its drilling services nor the future conditions in the offshore contract drilling industry.

     The Company's operations are subject to the many hazards inherent in the drilling business, including blowouts, cratering, fires, and collisions or groundings of offshore equipment, which could cause substantial damage to the environment. In addition, the Company's operations are subject to damage or loss from adverse weather and seas. These hazards could cause personal injury and loss of life, suspend drilling operations or seriously damage or destroy the property and equipment involved and, in addition to environmental damage, could cause substantial damage to producing formations and surrounding areas. Although the Company maintains insurance against many of these hazards, such insurance is subject to substantial deductibles and provides for premium adjustments based on claims. It also excludes certain matters from coverage, such as loss of earnings on certain rigs. Also, while the Company generally obtains indemnification from its customers for environmental damage with respect to offshore drilling, such indemnification is generally only in excess of a specified amount, which typically ranges from $100,000 to $250,000.

     In the case of turnkey drilling operations, the Company maintains insurance against pollution and environmental damage in amounts ranging from $5,000,000 to $50,000,000 depending on location, subject to self-insured retentions of $25,000 to $1,000,000. Under turnkey drilling contracts, Triton generally assumes the risk of pollution and environmental damage, but on occasion receives indemnification from the customer for environmental and pollution liabilities in excess of Triton's pollution insurance coverage. Further, Triton is not insured against certain drilling risks that could result in delays or nonperformance of a turnkey drilling contract, although it generally maintains insurance against delays related to loss of well control. Triton typically obtains contractual indemnification from the drilling contractors that provide the rigs for Triton's turnkey drilling operations for pollution arising from certain acts of such contractors.

     The Company's international operations are also subject to certain political, economic and other uncertainties including, among others, risks of war and civil disturbances, expropriation, nationalization, renegotiation or modification of existing contracts, taxation policies, foreign exchange restrictions, international monetary fluctuations and other hazards arising out of foreign governmental sovereignty over certain areas in which the Company conducts operations. The Company has sought to obtain, where economic, insurance against certain political risks. However, there can be no assurance that such insurance would be available to the Company or, if available, would cover all losses that the Company may incur in respect of foreign operations.

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

     The U.S. Oil Pollution Act of 1990 ("OPA `90") and the regulations promulgated pursuant thereto impose certain additional operational requirements on the Company's domestic offshore rigs and govern liability for leaks, spills and blowouts. Regulations under OPA `90 may increase the level of financial assurance required of owners and operators of rigs in the waters of the United States. The Company has monitored these regulations and does not believe that they are likely to have a material adverse effect on the Company's financial condition or results of operations.

     The Company has made and will continue to make expenditures to comply with environmental requirements. The Company has not to date expended material amounts in connection with such activities and does not believe that compliance with such requirements will have a material adverse effect upon its capital expenditures, results of operations or competitive position. Although such requirements do have a substantial impact upon the energy and energy services industries, generally they do not appear to affect the Company any differently or to any greater or lesser extent than other companies in the energy services industry.

     The modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and gas for economic, environmental or other reasons could materially and adversely affect the Company's operations by limiting drilling opportunities.

EMPLOYEES

     At December 31, 1996, the Company had approximately 3,173 employees, of which 58 percent were engaged in international operations and 42 percent were engaged in domestic operations. Over many years, the Company has developed and maintained a well-trained and experienced workforce.

     Depending on location, some employees of Neddrill are covered by a labor agreement or are represented by labor unions. The Company is not a party to any collective bargaining agreements that are material to the Company. The Company considers its employee relations to be satisfactory.

     Shortages of supplies and equipment in the drilling industry, and of qualified personnel for rig crews, have occurred from time to time in the past. A continued increase in demand for oilfield services could make it more difficult to retain and recruit qualified rig crew members without significant increases in compensation.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     Information regarding operating revenues, operating income and loss, and identifiable assets attributable to each of the Company's geographic areas of operations for the last three fiscal years is presented in Note 14 of Notes to Consolidated Financial Statements included elsewhere herein.

ITEM 2.      PROPERTIES

DRILLING FLEET

     The Company's offshore drilling rig fleet at January 31, 1997 consisted of 57 units comprising 44 jackup rigs, seven submersible rigs, three semisubmersible rigs (including one submersible that is currently undergoing conversion to an EVA-4000 semisubmersible unit) and three dynamically positioned drillships. The rig counts include one drillship in which the Company has a 41 percent interest through a joint venture arrangement, one jackup rig owned by a limited partnership of which Noble Drilling is the general partner and one jackup rig over which the Company has operating control under a long-term bareboat charter from the owner. Each type of rig is described further below. There are several factors that determine the type of rig most suitable for a particular job, the more significant of which include the water depth and bottom conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth. The Company recently agreed to sell its 12 mat supported jackup rigs (see "Item 1. Business - Recent Development").

     Twenty-eight of the Company's 57 rigs have a top drive unit, which is a technologically-advanced drilling tool used in many drilling applications both offshore and on land. In addition, 14 of the Company's 57 rigs are equipped with zero discharge capability.

JACKUP RIGS

     The Company had 44 jackup rigs in the fleet at January 31, 1997. Jackup rigs are mobile self-elevating drilling platforms equipped with legs which can be lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, a helicopter landing deck and other related equipment. The rig legs may operate independently or have a mat attached to the bottom of them in order to provide a more stable foundation in soft bottom areas. Thirty-two of the Company's jackup rigs are independent leg rigs and 12 are mat supported rigs. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water and drilling operations are conducted with the hull in its raised position. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. The Company's jackup rigs are capable of drilling to a maximum depth of 25,000 feet in water depths ranging between 8 and 390 feet, depending on the jackup rig.

SUBMERSIBLE RIGS

     The Company had seven submersibles in the fleet at January 31, 1997. Submersible rigs are mobile drilling platforms which are towed to the drill site and submerged to drilling position by flooding the lower hull until it rests on the sea floor, with the upper deck above the water surface. The Company's submersible rigs are capable of drilling to a maximum depth of 30,000 feet in water depths ranging between 12 and 100 feet, depending on the submersible rig. The Company believes that four of these seven submersibles are candidates for conversion to a Noble Drilling EVA-4000 semisubmersible rig. See "Item 1. Business - Development of Business During 1996 - EVA-4000 Letter of Intent" and "Item 2. Properties - Drilling Fleet - Semisubmersible Rigs."

DRILLSHIPS

     The Company had three drillships in the fleet at January 31, 1997, including one drillship in which the Company owns a 41 percent interest through a joint venture arrangement. Drillships are ships that are equipped for drilling and are typically self-propelled and move from one location to another under their own power. Drillships are positioned over the well through use of either an anchoring system or a computer controlled thruster system (dynamic positioning). The Company's two wholly owned drillships, the Neddrill 1 and Neddrill 2, are capable of drilling in water depths of up to 4,500 feet and 6,000 feet, respectively. The Neddrill Muravlenko is capable of drilling in water depths of up to 4,000 feet. Drillships are typically more expensive to construct and operate than jackup rigs.

SEMISUBMERSIBLE RIGS

     The Company had three semisubmersible rigs (including a submersible that is currently undergoing conversion to an EVA-4000 semisubmersible unit) in the fleet at January 31, 1997. Semisubmersible rigs are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the hull is below the water surface during drilling operations. The Neddrill 6 maintains its position over the well through the use of a mooring system, is designed to work in water depths of up to 1,500 feet and can drill in many areas where the Company's jackup rigs can also drill. However, semisubmersible rigs normally require water depth of at least 200 feet in order to conduct operations. Semisubmersible rigs are typically more expensive to construct and operate than jackup rigs.

     The following table sets forth certain information concerning the Company's drilling rig fleet, including the 12 mat supported jackup rigs which the Company has agreed to sell, at January 31, 1997. The table does not include 14 rigs owned by operators for which the Company had labor contracts as of January 31, 1997. Unless otherwise indicated, the Company owns and operates the rigs included in the table.

                                 DRILLING FLEET

                                                             YEAR       WATER    MAXIMUM
                                                           BUILT OR     DEPTH   DRILLING
         NAME                    MAKE          TYPE (1)   REBUILT (2)  RATING     DEPTH      LOCATION       STATUS (3)
         ----                    ----          --------   -----------  ------     -----      --------       ----------
                                                                       (FEET)    (FEET)
JACKUP RIGS - 44

Eddie Paul (4)           MLT 84 - E.R.C.          IC      1995     R      390    25,000     U.S. Gulf         Active
Noble Bill Jennings (4)  MLT 84 - E.R.C.          IC      1997     R      390    25,000     U.S. Gulf         Shipyard
Noble Leonard Jones (4)  MLT 53 - E.R.C.          IC      1997     R      390    25,000     U.S. Gulf         Shipyard
Noble Chuck Syring (4)   MLT Class 82-C           IC      1996     R      250    20,000     Qata r            Active
Carl Norberg             MLT Class 82-C           IC      1976            250    20,000     Venezuela         Active
Charles Copeland (4)     MLT Class 82-SD-C        IC      1995     R      250    20,000     Venezuela         Active
Earl Frederickson        MLT Class 82-SD-C        IC      1979     R      250    20,000     Venezuela         Active
Ed Noble (4)             MLT Class 82-SD-C        IC      1990     R      250    20,000     Nigeria           Active
Lloyd Noble (4)          MLT Class 82-SD-C        IC      1990     R      250    20,000     Nigeria           Active
Tom Jobe (4)             MLT Class 82-SD-C        IC      1982            250    25,000     U.S. Gulf         Active

Gene Rosser (4)          Levingston 111-C         IC      1996     R      300    20,000     Bay of Campeche   Active
Ed Holt (5)              Levingston 111-C         IC      1994     R      300    25,000     India             Active
John Sandifer (4)        Levingston 111-C         IC      1995     R      300    25,000     U.S. Gulf         Active
Noble Lewis Dugger (4)   Levingston 111-C         IC      1997     R      300    20,000     U.S. Gulf         Shipyard
Gus Androes (4)          Levingston 111-C         IC      1996     R      300    25,000     Qatar             Active
Sam Noble (4)            Levingston 111-C         IC      1982            300    25,000     U.S. Gulf         Shipyard

George McLeod (4)        F&G L-780 MOD II         IC      1995     R      300    25,000     Qatar             Active
Percy Johns (4)          F&G L-780 MOD II         IC      1995     R      300    25,000     Nigeria           Active
Tommy Craighead (4)      F&G L-780 MOD II         IC      1990     R      300    25,000     Nigeria           Active
Noble Kenneth Delaney    F&G L-780 MOD II         IC      1982            300    25,000     India             Active
Noble Jimmy Puckett      F&G L-780 MOD II         IC      1982            300    25,000     India             Active
Roy Butler (4)(6)        F&G L-780 MOD II         IC      1996     R      300    25,000     Zaire             Active

Johnnie Hoffman (4)      Baker Marine BMC 300     IC      1993     R      300    25,000     U.S. Gulf         Active
Dick Favor               Baker Marine BMC 150     IC      1993     R      150    20,000     Venezuela         Active
Don Walker (4)           Baker Marine BMC 150     IC      1992     R      150    20,000     Nigeria           Active

Neddrill Trigon (4)(7)   CFEM T-2005C             IC      1997     R      360    25,000     Netherlands       Shipyard
Neddrill 10 (4)(7)       CFEM T-2005C             IC      1982            300    25,000     Denmark           Active

Neddrill Kolskaya (7)(8) Gusto Engineering        IC      1983            330    N/A        Denmark           Active

Neddrill 3 (4)(7)        Marine Structure CJ-46   IC      1982            250    25,000     Netherlands       Active
Neddrill 9 (4)(7)(9)     Marine Structure CJ-46   IC      1982            230    25,000     Netherlands       Active
Neddrill 7 (4)(7)(9)     Marine Structure CJ-46   IC      1981            205    25,000     Netherlands       Active

Neddrill 4 (4)           Neddrill                 IC      1982            330    20,000     Netherlands       Active

Marvin Winters           Bethlehem JU-250         MC      1982            250    20,000     U.S. Gulf         Active
Duke Hinds               Bethlehem JU-200         MC      1990     R      200    25,000     U.S. Gulf         Active
Frank Lamaison           Bethlehem JU-200         MC      1982            200    20,000     U.S. Gulf         Active
Mac McCoy                Bethlehem JU-200         MC      1982            200    20,000     U.S. Gulf         Active
Red McCarty              Bethlehem JU-200         MC      1982            200    25,000     U.S. Gulf         Active
W.T. Johnson             Bethlehem JU-200         MC      1982            200    20,000     U.S. Gulf         Active
Cecil Forbes             Bethlehem JU-300         MS      1974            300    20,000     U.S. Gulf         Stacked
Cliff Matthews           Bethlehem JU-250         MS      1976            250    20,000     U.S. Gulf         Active
Frank Reiger             Bethlehem JU-250         MS      1975            250    20,000     U.S. Gulf         Shipyard
Jack Clark               Bethlehem JU-250         MS      1996     R      250    20,000     U.S. Gulf         Active
Jim Bawcom               Bethlehem JU-250         MS      1981            250    25,000     U.S. Gulf         Active
NN-1 (10)                Bethlehem JU-45          MS      1990     R       45    20,000     Nigeria           Active

SUBMERSIBLE RIGS - 7

Amos Runner (4)          Column Stabilized                1982            100    25,000     U.S. Gulf         Active
Jim Thompson             Column Stabilized                1993     R      100    25,000     U.S. Gulf         Active
Max Smith                Column Stabilized                1996     R      100    25,000     U.S. Gulf         Active
Joe Alford               Column Stabilized                1982             85    25,000     U.S. Gulf         Shipyard
Lester Pettus            Column Stabilized                1982             85    25,000     U.S. Gulf         Shipyard
Fri Rodli                Column Stabilized                1979             70    25,000     U.S. Gulf         Shipyard
Paul Wolff               Column Stabilized                1981            100    30,000     U.S. Gulf         Active

DYNAMICALLY POSITIONED
DRILLSHIPS - 3

Neddrill 1               Gusto Engineering                1996     R    4,500    20,000     Brazil            Active
                         Pelican Class (enhanced)
Neddrill Muravlenko (11) Gusto Engineering                1996     R    4,000    21,000     Brazil            Shipyard
                         Pelican Class                                                      (Mobilizing)
Neddrill 2               Neddrill                         1997     R    6,000    25,000     Brazil            Shipyard

SEMISUBMERSIBLES - 3

Neddrill 6 (4)(7)        Offshore Co. SCP III             1991     R    1,500    25,000     U.K.              Active
Shelf 4 (12)             Friede & Goldman 9500            1985            650    20,000     U.K.              Stacked
                         Enhanced Pacesetter
Paul Romano (4)(13)      Noble 4th Generation             1997/1998R    6,000    30,000     U.S. Gulf         Shipyard

                       (See footnotes on following page.)

(1)      Type codes are defined as follows:
         IC......Independent Leg Cantilevered jackup rig
         MC......Mat Supported Cantilevered jackup rig
         MS......Mat Supported Slot jackup rig

(2) Rigs designated with an "R" were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount material to the net book value of such rig.

(3) Rigs listed as "active" were operating under contract. Rigs listed as "stacked" were not operating under contract and were either in need of expenditures to reactivate or not being actively marketed at such date. Rigs listed as "shipyard" are in a shipyard for repair, refurbishment or upgrade. Shipyard work is scheduled to be completed during 1997 except for the Paul Romano which is scheduled to be completed in early 1998. Since January 31, 1997, the Sam Noble, Neddrill Trigon and Neddrill 2 have returned to "active" status.

(4)      Equipped with a top drive unit.

(5) Bareboat chartered to a third party under which the Company maintains operating control of the rig.

(6) Although designed to drill in up to 300 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. The Company owns the additional legs required to extend the drilling depth capability to 300 feet of water.

(7)      Harsh environment capability.

(8) The Company has operating control of the unit under a long-term bareboat charter from the owner. The Company currently is using the unit in offshore hotel accommodation mode (at a capacity of 250 bunks) instead of drilling mode under an agreement which expires in April 1997. At that time, the Company will convert the unit to drilling mode with a maximum drilling depth of 25,000 feet.

(9)      Legs to be extended to operate in 250 feet of water in the North Sea.

(10) Owned by NN-1 Limited Partnership, of which Noble Drilling is the general partner and in which it has a majority interest. The rig is mortgaged under a first preferred ship mortgage in favor of the United States government to secure repayment of the U.S. Government Guaranteed Ship Financing Sinking Fund Bonds issued in 1978 by the predecessor of the partnership in connection with the construction and purchase of the rig. As the general partner of the NN-1 Limited Partnership, Noble Drilling has called the bonds for redemption on March 31, 1997.

(11) Neddrill owns a 41 percent interest in the drillship through a joint venture arrangement.

(12) Substantial capital expenditures would be required to return the rig to operational status.

(13)     Currently undergoing conversion to an EVA-4000 semisubmersible unit.

FACILITIES

     The Company's principal executive offices are located in Houston, Texas, and leased through the year 2000. The Company also leases administrative and marketing offices, and sites used primarily for storage, maintenance and repairs for drilling rigs and equipment in New Orleans and Lafitte, Louisiana; Leduc and St. Johns, Canada; Warri, Lagos and Port Harcourt, Nigeria; Aberdeen, Scotland; Maracaibo and Cuidad Ojeda, Venezuela; Doha, Qatar; Rotterdam and Beverwijk, The Netherlands; Macae, Brazil; and Esjberg, Denmark.

     The Company owns certain tracts of land, including office and administrative buildings, warehouse facilities and a manufacturing facility, in Harris and Waller Counties, Texas; Lafayette and Bayou Black, Louisiana; and Aberdeen, Scotland.

ITEM 3.      LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which certain of its property is the subject. The Company is involved in certain routine litigation incidental to the business of the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information as of March 12, 1997 with respect to the executive officers of Noble Drilling.

     NAME                  AGE               POSITION
     ----                 -----              --------
James C. Day               53       Chairman, President and Chief
                                      Executive Officer and Director
Byron L. Welliver          51       Senior Vice President -  Finance,
                                      Treasurer and Controller
Julie J. Robertson         41       Vice President - Administration
                                      and Corporate Secretary

     James C. Day has served as Chairman of Noble Drilling since October 22, 1992, and as President and Chief Executive Officer since January 1, 1984. From January 1983 until his election as President and Chief Executive Officer, Mr. Day served as Vice President of Noble Drilling. Prior to 1983, Mr. Day served as Vice President and Assistant Secretary of Noble Affiliates, Inc. He has been a director of Noble Drilling since 1984. Mr. Day is also a director of Global Industries Limited, Noble Affiliates, Inc., and Phillips University.

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

     Julie J. Robertson has served as Vice President - Administration of Noble Drilling since April 1996 and as Corporate Secretary of Noble Drilling since December 1993. From January 1989 to September 1994, Ms. Robertson served consecutively as Manager of Benefits and Director of Human Resources at which time she became Vice President - Administration of Noble Drilling Services Inc. Prior to 1989, she served in the capacities of Risk and Benefits Manager and Marketing Services Coordinator for Bawden Drilling Inc. Ms. Robertson joined Bawden Drilling Inc. in 1979.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Noble Drilling's Common Stock, par value $.10 per share ("Common Stock"), has been listed and traded on the New York Stock Exchange since March 29, 1996, under the symbol "NE." Prior to that date, the Common Stock was traded through the Nasdaq National Market. The following table sets forth for the periods indicated the high and low sales prices of the Common Stock.

                                                      HIGH        LOW
                                                   ---------   --------
1996
   First quarter.................................  $  13       $  8
   Second quarter................................     16 3/8     11 3/4
   Third quarter.................................     16 3/4     13 1/4
   Fourth quarter................................     22         14 7/8

1995
   First quarter.................................   $  6 1/2   $  5
   Second quarter................................      7 7/8      5 7/8
   Third quarter.................................      8 3/8      6 5/16
   Fourth quarter................................      9 1/8      6 1/2


        The Company has not paid any cash dividends on the Common Stock since becoming a publicly held corporation in October 1985, and does not anticipate paying dividends on the Common Stock at any time in the foreseeable future. Certain provisions of the indentures governing the Company's 9 1/4% Senior Notes Due 2003 issued in 1993 and its 9 1/8% Senior Notes due 2006 issued in 1996 restrict the Company's ability to pay cash dividends on the Common Stock.


        At March 12, 1997, there were 2,314 record holders of Common Stock.

ITEM 6.      SELECTED FINANCIAL DATA

                                                                       YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------------
                                                  1996           1995          1994           1993           1992
                                               ----------     ---------      ---------     ----------     ---------
                                                          (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA (1)

Operating revenues..........................   $  514,253     $ 327,968      $ 351,988     $  264,531     $ 184,166
Operating costs (2).........................      331,582       240,102        243,208        178,684       135,252
Depreciation and amortization (3)...........       52,159        36,492         39,519         28,886        27,248
Selling, general and administrative.........       54,504        40,139         47,606         28,284        30,716
Gains on sales of property and equipment,
   net of impairments (4)...................      (36,115)         (829)        (8,858)             -             -
Minority interest (5).......................         (428)         (214)          (169)          (232)           89
Restructuring charges (6)...................            -             -          3,661              -        21,120
                                               ----------     ---------      ---------     ----------     ---------
Operating income (loss).....................      112,551        12,278         27,021         28,909       (30,259)
Interest expense............................      (18,758)      (12,156)       (12,351)        (8,038)      (13,274)
Interest income.............................        6,409         5,323          5,640          2,497         3,276
Other income, net...........................        1,757          (579)         6,885          1,047         3,675
                                               ----------     ---------      ---------     ----------     ---------
Income (loss) from continuing operations
  before income taxes and extraordinary
  charge....................................      101,959         4,866         27,195         24,415       (36,582)
Income tax provision........................      (22,662)       (3,272)        (5,672)        (3,333)       (3,396)
                                               ----------     ---------      ---------     ----------     ---------
Income (loss) from continuing operations....       79,297         1,594         21,523         21,082       (39,978)
Discontinued operations.....................            -             -              -              -        (3,372)
Extraordinary charge, net of tax (7)........         (660)            -              -          1,770             -
                                               ----------     ---------      ---------     ----------     ---------
Net income (loss)...........................       78,637         1,594         21,523         22,852       (43,350)
Preferred stock dividends...................       (6,040)       (7,199)       (12,764)        (7,936)       (6,728)
                                               ----------     ---------      ---------     ----------     ---------
Net income (loss) applicable to common shares  $   72,597     $  (5,605)     $   8,759     $   14,916     $ (50,078)
                                               ==========     =========      =========     ==========     =========
Net income (loss) applicable to common
  shares per share (8)(9)...................   $     0.66     $   (0.08)     $    0.11     $     0.22     $   (1.05)
Weighted average common shares outstanding..      110,252        89,736         77,576         66,923        47,762

BALANCE SHEET DATA (AT END OF PERIOD) (1)

Working capital.............................   $  236,977     $ 101,623      $ 157,885     $  150,535     $  42,993
Property and equipment, net.................   $  957,034     $ 542,978      $ 493,322     $  482,029     $ 338,382
Total assets................................   $1,367,407     $ 742,530      $ 739,889     $  696,553     $ 456,529
Long-term debt..............................   $  239,506     $ 129,923      $ 126,546     $  127,144     $  87,280
Total debt (10).............................   $  243,128     $ 142,133      $ 132,790     $  127,690     $ 114,477
Shareholders' equity........................   $  925,249     $ 523,493      $ 527,611     $  516,770     $ 301,634

OTHER DATA (1)..............................

Cash dividends per common share.............   $     0.00     $    0.00      $    0.00     $     0.00     $    0.00
Capital expenditures........................   $  216,887     $  91,202      $  55,834     $  173,501     $   5,997

(1) The Selected Financial Data present the restatement of the Company's historical financial statements for 1994 and prior periods to reflect the 1994 merger of Chiles Offshore Corporation ("Chiles") into Noble Offshore Corporation ("NOC"), a wholly owned subsidiary of the Company, which was accounted for as a pooling of interests. The Selected Financial Data also include the July 1996 acquisition of Neddrill, the acquisition of Triton in April 1994 and the October 1993 acquisition of nine offshore rigs and associated assets from The Western Company of North America, all of which were accounted for under the purchase method.
(2) Consists of operating costs and expenses other than depreciation and amortization, selling, general and administrative, gains on sales of property and equipment, net of impairments, minority interest and restructuring charges.
(3) Effective January 1, 1995, the Company revised its estimates of salvage values and remaining depreciable lives of certain rigs. The effect of this change in estimate was a decrease to depreciation and amortization of $6,160,000, or $0.07 per common share, for the year ended December 31, 1995.
(4) The amount for 1996 includes $45,414,000 and $7,527,000 related to gains on the sales of land drilling assets and posted barge rigs, respectively, partially offset by impairment charges of $17,800,000. The amount for 1994 includes a gain of $8,000,000 related to the sale of a drilling rig.
(5) The amount for 1996 includes ($289,000) relating to an impairment charge of $10,200,000.
(6) Consists of provisions resulting from write-downs of certain assets, facility consolidation costs and, to a lesser extent, severance costs.
(7) Consists of a loss on extinguishment of debt in 1996 and a gain on extinguishment of debt in 1993.

                    (footnotes continued on following page.)

(8) Net income applicable to common shares per share before extraordinary item was $0.20 for the year ended December 31, 1993. Loss applicable to common shares per share from discontinued operations was $ (0.07) for the year ended December 31, 1992.
(9) Includes the $0.02 per share effect of the March 1995 preferred conversion payment related to the conversion of 923,862 shares of Noble Drilling's $2.25 Convertible Exchangeable Preferred Stock. The payment of $1,524,000 was accounted for as a reduction of net earnings applicable to common shares when calculating the net loss per common share.
(10) Consists of short-term debt and current installments of long-term debt and long-term debt.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, intense competition in the drilling industry, volatility of oil and gas prices, political and economic conditions in international markets (including Brazil, Nigeria, the North Sea and Venezuela), potential for decrease in demand for drilling services in the U.S. Gulf where the Company has a concentration of drilling rigs, risks associated with turnkey drilling contracts, early termination provisions generally found in the Company's offshore drilling contracts, operational risks (such as blowouts, fires and loss of production), insurance coverage limitations, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation).

     The following discussion is intended to assist in understanding the Company's financial position as of December 31, 1996 and 1995, and its results of operations for each of the three years in the period ended December 31, 1996. Reference is also made to the Consolidated Financial Statements and the Notes thereto, included elsewhere herein, which should be read in conjunction with this discussion.

OUTLOOK

     The Company's operating strategy has been to pursue drilling opportunities in the U.S. and various international markets. Worldwide drilling conditions vary substantially from region to region; however, the Company operates in many markets where there is a demand for offshore rigs. During late 1992, U.S. natural gas prices improved, resulting in greater demand and higher dayrates for drilling rigs. Increasing U.S. natural gas prices resulted in significant improvements in the U.S. Gulf rig demand and dayrates during the second half of 1993. Declining world oil prices during this period reduced rig demand outside the U.S. Gulf. As a result of declining international rig demand and improved market conditions in the U.S. Gulf, many contractors mobilized rigs from international markets to the U.S. Gulf in late 1993 and early 1994. The increased supply of drilling rigs in the U.S. Gulf more than offset the increased level of U.S. Gulf rig demand during 1994 and the first half of 1995, causing increased pressure on dayrates. By mid-year 1995, rig demand in the international arena began to strengthen. Improved political stability and strengthened world oil prices caused more favorable market conditions which led the Company to mobilize rigs out of the U.S. Gulf to international markets. Simultaneously, the U.S. Gulf market strengthened due to improved gas prices, subsalt drilling and deepwater drilling. In 1996, offshore rig utilization levels in the industry reached their highest point since 1982.

     The Company anticipates that the U.S. Gulf market will continue to experience significant activity levels in 1997, notwithstanding the recent softening in the domestic price of natural gas. The international market is anticipated to remain strong in 1997, assuming oil prices remain at current levels and the political environment remains stable. If the domestic price of natural gas decreases materially in the near future, the Company's dayrates on new contracts and utilization rates in the U.S. Gulf could be adversely affected. The Company can predict neither the future level of demand for its drilling services nor the future conditions in the offshore contract drilling industry. Although turnkey drilling gross margin for 1997 is budgeted to increase over 1996, turnkey drilling results for the first quarter of 1997 will be negatively affected from a well which experienced drilling difficulties. As a result, Triton's first quarter 1997 operating results may not exceed a breakeven level.

RESULTS OF OPERATIONS

SIGNIFICANT 1996 EVENTS

     The consolidated results of operations for the year ended December 31, 1996 reflect several significant transactions and events. Management believes that these events reflect the Company's efforts to enhance its position within the offshore contract drilling services industry by focusing on the deepwater capabilities of its rig fleet.

     On July 1, 1996, the Company acquired Neddrill for $300,000,000 in cash plus 5,000,000 shares of Noble Drilling common stock. The cash portion of the purchase price was financed by the Company's issuance and sale of 21,850,000 shares of its common stock and $125,000,000 principal amount of 9 1/8% Senior Notes due 2006 (the "9 1/8% Senior Notes"). The net proceeds from the public offerings of common stock and debt in excess of the $300,000,000 cash portion of the purchase price were added to the Company's working capital.

     The Company sold two of its posted barge rigs during the first quarter of 1996. The Gus Androes, located in the U.S. Gulf, was sold for $6,000,000. The Gene Rosser, located offshore Nigeria, was sold for $13,000,000. The Company recorded pre-tax gains of $4,815,000 and $2,712,000, respectively, related to the sales of these posted barge rigs. The Lewis Dugger and Chuck Syring posted barge rigs, which were also located offshore Nigeria, were sold in August 1996 for $24,500,000 in cash and $7,500,000 in drill pipe credit. These two barges had been written down at March 31, 1996 to their estimated net realizable values based on then recent offers received for these assets from third parties, resulting in a pre-tax charge to earnings of $7,600,000. The gains on the sales of the Gus Androes and Gene Rosser barge rigs net of the write-downs are included in "Gains on sales of property and equipment, net of impairments" in the accompanying Consolidated Statement of Operations for the year ended December 31, 1996.

     In December 1996, the Company sold its land drilling assets to Nabors Industries, Inc. for $60,000,000 in cash, resulting in a pre-tax gain of $45,414,000, which is included in "Gains on sales of property and equipment, net of impairments" in the accompanying Consolidated Statement of Operations for the year ended December 31, 1996. Revenues, gross margin and operating income generated from the land drilling assets were $24,743,000, $6,756,000 and $3,048,000, respectively, for the year ended December 31, 1996.

     As a result of the Company's asset rationalization program and the acquisition of Neddrill, the Company finalized its review of the status of worldwide inventories and long-term assets in the fourth quarter of 1996 and determined that certain adjustments were appropriate to properly reflect the estimated net realizable values of these assets. These adjustments consisted primarily of write-downs for inventory obsolescence totaling approximately $14,808,000, an impairment charge of $10,200,000 (excluding a $289,000 reduction for minority interest) and adjustments to depreciation for assets which were determined to have shorter economic lives than originally estimated, totaling approximately $3,350,000. The impairment charge is included in "Gains on sales of property and equipment, net of impairments" and the inventory write-down is included in "Contract drilling services" expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 1996.

     Results for 1996 also included an extraordinary charge of $660,000, net of taxes of $355,000, related to the Company's purchase of $11,000,000 principal amount of its 9 1/4% Senior Notes Due 2003. The extraordinary charge represents the difference between the acquisition price and the net carrying value of the notes, including unamortized debt issuance costs.

RECENT DEVELOPMENT

     On February 19, 1997, the Company signed a definitive agreement to sell 12 mat supported jackup rigs to Pride. The sale will also include the hull of one former mat supported jackup rig (Linn Richardson) which has had all drilling machinery and equipment removed. The sales price is $265,000,000 in cash. The closing of the transaction, which is subject to receipt of financing by Pride, satisfaction of Hart-Scott-Rodino Antitrust Improvements Act governmental clearance and routine closing conditions, is scheduled to occur on June 3, 1997. Pride has deposited $20,000,000 of the purchase price into an escrow account which is payable to the Company in the event Pride does not obtain its financing or is unable to complete the acquisition by June 30, 1997. Revenues, gross margin and operating income generated from the 12 mat supported jackup rigs were $68,747,000, $31,026,000 and $16,674,000, respectively, for the year ended December 31, 1996. Assuming the closing of the sale occurs on schedule, the Company's 1997 financial results will reflect only five months of operations of the sold mat supported jackup rigs.

1996 COMPARED TO 1995

  GENERAL

     For the year ended December 31, 1996, net income applicable to common shares was $72,597,000, or $0.66 per share, on operating revenues of $514,253,000 compared to a net loss applicable to common shares of $5,605,000, or $0.08 per share, on operating revenues of $327,968,000 for the year ended December 31, 1995. For the year ended December 31, 1996, operating income, excluding non-recurring items, increased to $95,279,000 from operating income of $12,278,000 in 1995. The increases in operating revenues and net income were due principally to increased rig utilization rates, improved dayrates in the U.S. Gulf and the contribution of Neddrill, which was acquired on July 1, 1996.

  RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATE

     The following table sets forth the average rig utilization rates, operating days and average dayrate for the Company's rig fleet for the years ended December 31, 1996 and 1995:


                                             AVERAGE RIG
                                        UTILIZATION RATES (1)     OPERATING DAYS         AVERAGE DAYRATE
                                        --------------------     -----------------      ------------------
                                         1996 (2)      1995      1996 (2)     1995      1996 (2)      1995
                                         --------      ----      --------     ----      --------      ----
OFFSHORE

International.........................     95%         75%         7,372      4,442     $ 27,207   $ 22,104
Domestic..............................     96%         84%         5,349      4,949     $ 23,332   $ 16,376

LAND

International.........................     39%         53%         1,228      1,746     $  8,174   $  7,923
Domestic..............................     75%         69%         2,577      2,175     $  5,666   $  5,538

------------------

 (1) Information reflects the policy of the Company to report utilization rates based on the number of actively marketed rigs owned in the fleet. During the periods presented, the Company purchased and sold certain drilling rigs. Utilization rates for the periods prior to sales and purchases of such rigs have not been adjusted.
 (2)     Includes the results of Neddrill from July 1, 1996.

   INTERNATIONAL OPERATIONS

     The following table sets forth the revenues and gross margin (excluding non-recurring items) for the Company's international operations for the years ended December 31, 1996 and 1995:

                                                                          REVENUES                  GROSS MARGIN
                                                                  ------------------------   -----------------------
                                                                     1996          1995         1996         1995
                                                                  -----------   ----------   ----------    ---------
                                                                                    (In thousands)
Contract drilling services
  Offshore.....................................................   $   200,566   $   98,187   $   81,916(1) $  36,584
  Land.........................................................        10,037       13,833        3,178        4,937
                                                                  -----------   ----------   ------------  ---------
Total contract drilling services...............................       210,603      112,020       85,094       41,521
Labor contract drilling services...............................        33,425       35,136        9,299(2)     8,596
Engineering and consulting services............................         2,509        4,001          611        2,313
Other revenue..................................................         5,675        3,805        4,060        1,914
                                                                  -----------   ----------   ------------  ---------
Total..........................................................   $   252,212   $  154,962   $   99,064    $  54,344
                                                                  ===========   ==========   ==========    =========

------------------

(1)  Excludes $13,624,000 of non-recurring inventory charges.
(2)  Excludes $1,184,000 of non-recurring inventory charges.

     OPERATING REVENUES. Offshore contract drilling services revenues increased $102,379,000 in 1996 as compared to 1995. The increase is primarily attributable to the July 1, 1996 acquisition of Neddrill. Neddrill contributed $70,015,000 in contract drilling services revenues in 1996. The drilling operations in India and Qatar, which benefited from the addition of the Gus Androes, Noble Chuck Syring and Noble Kenneth Delaney jackup rigs in 1996, contributed $20,903,000 of contract drilling services revenues in 1996 as compared to $4,495,000 in 1995. The remaining increase is attributable to higher utilization rates and average dayrates in 1996 as compared to 1995.

     GROSS MARGIN. Offshore contract drilling services gross margin (excluding non-recurring items) increased $45,332,000 in 1996 as compared to 1995. The increase in gross margin is primarily attributable to the July 1, 1996 acquisition of Neddrill, which contributed gross margin of $28,756,000 in 1996. Increased operations in India and Qatar, resulting from the addition of the Gus Androes, Noble Chuck Syring and Noble Kenneth Delaney jackup rigs, contributed gross margin of $4,072,000 in 1996 compared to a loss of $143,000 in 1995. The remaining increase is attributable primarily to higher utilization rates and average dayrates in 1996 as compared to 1995.

  DOMESTIC OPERATIONS

     The following table sets forth the operating revenues and gross margin for the Company's domestic operations for the years ended December 31, 1996 and 1995:

                                                                          REVENUES                GROSS MARGIN
                                                                  ------------------------   ------------------------
                                                                     1996          1995         1996         1995
                                                                  -----------   ----------   ----------   -----------
                                                                                    (In thousands)
Contract drilling services
  Offshore.....................................................   $   124,805   $   81,045   $   58,386   $    22,751
  Land.........................................................        14,600       12,045        3,555         2,498
                                                                  -----------   ----------   ----------   -----------
Total contract drilling services...............................       139,405       93,090       61,941        25,249
Turnkey contract drilling services.............................       114,948       71,273       34,171         6,802
Engineering and consulting services............................         2,445        7,263          956         1,640
Other revenue..................................................         5,243        1,380        1,347          (169)
                                                                  -----------   ----------   ----------   -----------
Total..........................................................   $   262,041   $  173,006   $   98,415   $    33,522
                                                                  ===========   ==========   ==========   ===========


     OPERATING REVENUES. Offshore contract drilling services revenues increased $43,760,000 in 1996 as compared to 1995 due to significantly higher utilization rates and higher average dayrates. The increases were attributable to overall increased drilling activity in the U.S. Gulf in 1996 as compared to 1995. Turnkey contract drilling services revenues increased $43,675,000 in 1996 as compared to 1995. There were 28 well completions in 1996 as compared to 27 in 1995, combined with contracts of longer duration and increased prices caused by growing demand for equipment and services in the U.S. Gulf.

     GROSS MARGIN. Offshore contract drilling services gross margin increased $35,635,000 in 1996 as compared to 1995 due to higher average dayrates. The average dayrate in 1996 was $23,332 compared to $16,376 in 1995. Turnkey drilling services gross margin increased $27,369,000 in 1996 as compared to 1995 due to an improved success rate on turnkey wells and increased turnkey activity. The turnkey success ratio was low in 1995, primarily because of significant operational problems on two wells which resulted in aggregate losses of $7,293,000.

  OTHER OPERATING ITEMS

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $12,317,000 (excluding non-recurring depreciation of $3,350,000) in 1996 as compared to 1995. Of this amount, $10,142,000 is attributable to the July 1, 1996 acquisition of Neddrill. The remaining increase is primarily attributable to increases resulting from rig acquisitions and refurbishments during late 1995 and 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $54,504,000 in 1996 as compared to $40,139,000 in 1995. The increase is primarily attributable to the July 1, 1996 acquisition of Neddrill combined with other general increases resulting from the higher activity levels for 1996.

     GAINS ON SALES OF PROPERTY AND EQUIPMENT, NET OF IMPAIRMENTS. In 1996, the Company sold its land drilling assets and the Gus Androes and Gene Rosser posted barge rigs, resulting in pre-tax gains of $45,414,000, $4,815,000 and $2,712,000, respectively, which have been partially offset by the recognition of impairment charges totaling $17,800,000. See "Results of Operations - Significant 1996 Events."

     INTEREST EXPENSE. Interest expense increased to $18,758,000 in 1996 from $12,156,000 in 1995 due to the July 1, 1996 issuance of $125,000,000 principal amount of 9 1/8% Senior Notes due 2006. The proceeds from the issuance of the 9 1/8% Senior Notes were used to finance the Neddrill acquisition.

     OTHER, NET. Other, net increased by $2,336,000 in 1996 as compared to 1995 due primarily to an increase in net realized gains on marketable investments and unrealized gains on marketable equity investments.

     INCOME TAX PROVISION. Provisions for income taxes of $22,662,000 and $3,272,000 were recorded in 1996 and 1995, respectively. The increase is due primarily to taxes of $16,259,000 recorded for 1996 in connection with the gain on the sale of land drilling assets.

     At December 31, 1996, the Company had approximately $4,122,000 in withholding tax receivables related to withholding taxes in Nigeria. Management believes that this amount will be realized by obtaining the required tax certificates from the related operators.

1995 COMPARED TO 1994

  RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

     The following table sets forth the average rig utilization rates, operating days and average dayrate for the Company's rig fleet for the years ended December 31, 1995 and 1994:

                                                      AVERAGE RIG
                                                 UTILIZATION RATES (1)     OPERATING DAYS         AVERAGE DAYRATE
                                                 --------------------      ---------------        ---------------
                                                   1995        1994        1995       1994        1995       1994
                                                 -------      -------      ----       ----        ----       ----
OFFSHORE
International.................................     75%         82%         4,442      4,549     $ 22,104   $ 22,979
Domestic......................................     84%         82%         4,949      6,464     $ 16,376   $ 17,945

LAND
International.................................     53%         77%         1,746      2,642     $  7,923   $  7,457
Domestic......................................     69%         51%         2,175      1,690     $  5,538   $  5,677

------------------

(1) Information reflects the policy of the Company to report utilization rates based on the number of actively marketed rigs owned in the fleet. During the periods presented, the Company purchased and sold certain drilling rigs. Utilization rates for the periods prior to sales and purchases of such rigs have not been adjusted.

  INTERNATIONAL OPERATIONS

     The following table sets forth the operating revenues and gross margin for the Company's international operations for the years ended December 31, 1995 and 1994:

                                                                       REVENUES                   GROSS MARGIN
                                                              --------------------------   --------------------------
                                                                  1995          1994           1995           1994
                                                              ------------   -----------   ------------   -----------
                                                                                   (In thousands)
Contract drilling services
  Offshore.................................................   $     98,187   $   104,530   $     36,584   $    45,263
  Land.....................................................         13,833        19,702          4,937         6,334
                                                              ------------   -----------   ------------   -----------
Total contract drilling services...........................        112,020       124,232         41,521        51,597
Labor contract drilling services...........................         35,136        36,203          8,596         7,848
Engineering and consulting services........................          4,001         1,111          2,313            34
Other revenue..............................................          3,805         3,684          1,914         2,132
                                                              ------------   -----------   ------------   -----------
Total......................................................   $    154,962   $   165,230   $     54,344   $    61,611
                                                              ============   ===========   ============   ===========


     OPERATING REVENUES. Total contract drilling services revenues decreased $12,212,000 in 1995 as compared to 1994 due primarily to softer market conditions. Labor contract drilling services revenue decreased by $1,067,000 in 1995 due to a decrease in labor contracts and fewer operating days in the U.K. Engineering and consulting revenues increased to $4,001,000 in 1995 from $1,111,000 in 1994 due to bonus revenues generated from the alliance program between the Company and Lagoven, a subsidiary of the government-owned oil company in Venezuela.

         GROSS MARGIN. Contract drilling services gross margin decreased by $10,076,000 in 1995 as compared to 1994 due primarily to softer market conditions in 1995, which resulted in overall decreased drilling activity.

DOMESTIC OPERATIONS

     The following table sets forth the revenues and gross margin for the Company's domestic operations for the years ended December 31, 1995 and 1994:

                                                                       REVENUES                   GROSS MARGIN
                                                              --------------------------   --------------------------
                                                                  1995          1994           1995           1994
                                                              ------------   -----------   ------------   -----------
                                                                                   (In thousands)
Contract drilling services
  Offshore.................................................   $     81,045   $   115,994   $     22,751   $    36,865
  Land.....................................................         12,045         9,594          2,498         1,249
                                                              ------------   -----------   ------------   -----------
Total contract drilling services...........................         93,090       125,588         25,249        38,114
Turnkey contract drilling services.........................         71,273        56,380          6,802         9,494
Engineering and consulting services........................          7,263         2,685          1,640           804
Other revenue..............................................          1,380         2,105           (169)       (1,243)
                                                              ------------   -----------   ------------   -----------
Total......................................................   $    173,006   $   186,758   $     33,522   $    47,169
                                                              ============   ===========   ============   ===========

         OPERATING REVENUES. The decrease of $32,498,000 in total contract drilling services revenues in 1995 as compared to 1994 was due primarily to a softening of market conditions in the U.S. Gulf during 1995. This decrease was partially offset by increased turnkey engineering and consulting services revenues. Turnkey contract drilling services revenues increased by $14,893,000 in 1995 as compared to 1994. Twenty-seven wells were completed in 1995, compared to 28 in 1994. The increase in turnkey revenues was due to completion of turnkey wells of longer duration in 1995. In 1995, the average turnkey well was drilled in 50 days compared to the 1994 average of 30 days.

         GROSS MARGIN. Contract drilling services gross margin decreased $12,865,000 in 1995 as compared to 1994 as a result of reduced activity levels. Triton's average turnkey well drilling time increased in 1995, partially due to operational issues on certain domestic wells. These operational issues were also the primary cause of the decline in turnkey profit margins to 10 percent in 1995 compared to 17 percent in 1994.

  OTHER OPERATING ITEMS

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses were $36,492,000 in 1995 compared to $39,519,000 in 1994. The decrease of $3,027,000 was primarily due to a change in accounting estimates partially offset by the effects of 1995 capital spending. Effective January 1, 1995, the estimated salvage values and remaining depreciable lives of certain rigs were adjusted to better reflect their economic lives and to be consistent with other similar assets owned by the Company. The effect of this change in estimate was a decrease in depreciation and amortization of $6,160,000, or $0.07 per share.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $40,139,000 during 1995 as compared to $47,606,000 in 1994. The decrease of $7,467,000 was due in part to reductions in overhead achieved as a result of restructuring and consolidation efforts. The 1994 SG&A expenses included approximately $5,300,000 in pooling expenses related to the Chiles Merger.

     GAINS ON SALES OF PROPERTY AND EQUIPMENT, NET OF IMPAIRMENTS. In 1994, the Company recognized a gain of $8,000,000 related to the sale of a drilling rig.

     RESTRUCTURING CHARGES. A restructuring charge of $3,661,000 related to the Chiles Merger was recorded in 1994 as a result of facility consolidation, including the write-down of certain of the Company's owned properties and, to a lesser extent, severance costs.

     OTHER, NET. Other, net was $(579,000) during 1995 compared to $6,885,000 during 1994. This decrease was principally due to net unrealized gains of $4,162,000 on marketable equity investments and a gain of $1,530,000 on the recovery of a previously written-off note receivable, offset by realized losses on marketable debt securities of $2,199,000.

     INCOME TAX PROVISION. Provisions for income taxes of $3,272,000 and $5,672,000 were recorded in 1995 and 1994, respectively. This decrease was primarily due to a $2,100,000 U.S. separate return year loss carryback benefit recorded by Triton.

     At December 31, 1995, the Company had approximately $6,000,000 in withholding tax receivables related to withholding taxes in Nigeria.

LIQUIDITY AND CAPITAL RESOURCES

  OVERVIEW

     The Company had working capital of $236,977,000 and $101,623,000 as of December 31, 1996 and 1995, respectively. The increase in working capital was primarily due to an increase in cash, cash equivalents and marketable debt securities and the effect of Neddrill's working capital components obtained through the acquisition. The increase in cash, cash equivalents and marketable debt securities was due primarily to excess proceeds from the Company's public offerings of securities in 1996 related to the Neddrill acquisition. Long-term debt as a percentage of long-term debt plus shareholders' equity was 21 percent at December 31, 1996 compared to 20 percent at December 31, 1995.

     At December 31, 1996, the Company had cash, cash equivalents, and investments in marketable debt securities of $168,970,000 and had $19,184,000 of funds available under its lines of credit. The Company expects to generate positive cash flow from operations for 1997, assuming no material decrease in demand for contract drilling and turnkey drilling services. The Company will continue to have cash requirements for debt principal and interest payments. For 1997, required debt principal and interest payments for currently outstanding debt are estimated to be approximately $25,843,000. The Company expects to fund these obligations out of cash and short-term investments as well as cash expected to be provided by operations.

     Capital expenditures totaled $216,887,000 for the year ended December 31, 1996 compared to $91,202,000 for the year ended December 31, 1995. Included in the amount for 1996 is $98,750,000 related to rig purchases. The Company also pursued an extensive rig modification, refurbishment and upgrade program in 1996 which continues to date. The Gene Rosser, Roy Butler, Noble Chuck Syring and Gus Androes rigs were upgraded in 1996. The total cost of these projects was approximately $32,600,000. Two of the Company's independent leg rigs, the Eddie Paul and John Sandifer, completed refurbishment projects in 1995. The total cost of these two projects was approximately $35,100,000.

     Capital expenditures for 1997 are expected to aggregate approximately $330,000,000, of which the majority are discretionary and relate to upgrades of equipment. Management considers such upgrades desirable to improve the marketability of the fleet, but the upgrades could be deferred if necessary. The amount for 1997 includes $90,000,000 for the conversion of the Paul Romano to an EVA-4000 semisubmersible unit in 1997 and $71,000,000 for the conversion of two additional submersible rigs to EVA-4000 semisubmersible units. The conversion of these latter two rigs would not be completed until 1998. These capital expenditures will be funded from operating cash flows, existing cash balances, available lines of credit and/or net proceeds expected from the sale of the 12 mat supported jackup rigs. The Company is currently reviewing proposals from several financial institutions to provide project financing for the EVA-4000 semisubmersible rig conversions. Certain projects currently being considered by the Company could require, if they materialize, capital expenditures or other cash requirements not included in the above estimate. In addition, the Company will continue to evaluate acquisitions of drilling units from time to time.

  CREDIT FACILITIES AND LONG-TERM DEBT

     In conjunction with the closing of the Neddrill acquisition on July 1, 1996, the Company issued $125,000,000 aggregate principal amount of 9 1/8% Senior Notes. The 9 1/8% Senior Notes will mature on July 1, 2006. Interest on the 9 1/8% Senior Notes is payable semiannually on January 1 and July 1 of each year. The 9 1/8% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2001 initially at 104.563 percent of principal amount, declining ratably to par on or after July 1, 2004, plus accrued interest. The indenture governing the 9 1/8% Senior Notes contains certain restrictive covenants, including limitations on additional indebtedness and the ability to secure such indebtedness; restrictions on dividends and certain investments; and limitations on sales of assets, sales and leasebacks, transactions with affiliates, and mergers or consolidations.

     At December 31, 1996, the Company had lines of credit totaling $25,000,000, of which $15,000,000 was available to support letters of credit, and letter of credit facilities totaling $5,000,000, subject to the Company's maintenance of certain levels of collateral. At December 31, 1996, $10,186,000 had been used to support outstanding letters of credit. At December 31, 1996, borrowings of $19,184,000 were available under the lines of credit, including $9,184,000 to support letters of credit.

     The Company entered into a financing agreement in November 1995 with Transamerica Insurance Finance for a period of 18 months related to the renewal of its Marine Package, Protection and Indemnity, and Excess Liability insurance policies. The amount financed totaled $16,561,000 at a fixed interest rate of
6.23 percent per annum, repayable in 18 equal payments. The amount outstanding at December 31, 1996 totaled $3,102,000.

     In November 1996, the Company acquired $11,000,000 principal amount of its 9 1/4% Senior Notes Due 2003 (the "9 1/4% Senior Notes"), resulting in $114,000,000 principal amount of 9 1/4% Senior Notes outstanding at December 31, 1996. The 9 1/4% Senior Notes will mature on October 1, 2003. Interest on the 9 1/4% Senior Notes is payable semiannually on April 1 and October 1 of each year. The 9 1/4% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 1, 1998 initially at
103.47 percent of principal amount, declining ratably to par on or after October 1, 2001, plus accrued interest. Mandatory sinking fund payments of 25 percent of the original principal amount of the 9 1/4% Senior Notes at par plus accrued interest will be required on October 1, 2001 and 2002. The indenture governing the 9 1/4% Senior Notes contains certain restrictive covenants, including limitations on additional indebtedness and the ability to secure such indebtedness; restrictions on dividends and certain investments; and limitations on sales of assets, sales and leasebacks, transactions with affiliates, and mergers or consolidations. The Company has acquired an additional $27,800,000 principal amount of 9 1/4% Senior Notes since December 31, 1996.

     In connection with the initial construction of the NN-1, the predecessor of NN-1 Limited Partnership issued U.S. Government Guaranteed Ship Financing Sinking Fund Bonds, of which $1,026,000 was outstanding at December 31, 1996. Interest and principal are payable semiannually on June 15 and December 15 of each year with interest at 8.95 percent per annum, and the bonds mature in 1998. The bonds are secured by the NN-1, and the applicable security agreement contains certain restrictions, among others, on distributions to partners, dispositions of assets, and the provision of services to related parties. In addition, there are minimum working capital, net worth and long-term debt to net worth requirements applicable to NN-1 Limited Partnership. The Company's sharing percentage in NN-1 Limited Partnership's distributions from operations is generally 90 percent. As the general partner of NN-1 Limited Partnership, Noble Drilling has called the bonds for redemption on March 31, 1997.

     Minimum principal payments on the long-term debt as described above are $3,622,000 due in 1997, $506,000 due in 1998, $31,250,000 due in each of the years 2001 and 2002, $51,500,000 due in 2003 and $125,000,000 due in 2006.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed in this Item 8:


               Report of Independent Accountants


               Consolidated Balance Sheets at December 31, 1996 and 1995


               Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996


               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996


               Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1996


               Notes to Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Noble Drilling Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of Noble Drilling Corporation and its subsidiaries (the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for the three years ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

Houston, Texas
January 30, 1997, except as to Note 15, which is as of February 19, 1997

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                    (In thousands, except par value amounts)

                                                                                                  December 31,
                                                                                           ------------------------
                                                                                               1996           1995
                                                                                           ----------     ---------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents.............................................................   $  149,632     $  41,307
  Restricted cash.......................................................................        2,000             -
  Investment in marketable equity securities............................................        2,533         6,131
  Investment in marketable debt securities..............................................       19,296        17,031
  Accounts receivable (net allowance of $1,494 and $1,280)..............................      101,619        60,251
  Costs of uncompleted contracts in excess of billings..................................       18,505         6,646
  Inventories...........................................................................        3,287        19,795
  Deferred income taxes.................................................................       39,248             -
  Prepaid expenses......................................................................       19,572        15,364
  Other current assets..................................................................       32,785        21,487
                                                                                           ----------     ---------
Total current assets....................................................................      388,477       188,012
                                                                                           ----------     ---------
PROPERTY AND EQUIPMENT
  Drilling equipment and facilities.....................................................    1,176,145       871,539
  Other.................................................................................       27,924        23,891
                                                                                           ----------     ---------
                                                                                            1,204,069       895,430
  Accumulated depreciation..............................................................     (247,035)     (352,452)
                                                                                           ----------     ---------
                                                                                              957,034       542,978
                                                                                           ----------     ---------
DEFERRED INCOME TAXES...................................................................        2,296             -

OTHER ASSETS............................................................................       19,600        11,540
                                                                                           ----------     ---------
                                                                                           $1,367,407     $ 742,530
                                                                                           ==========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current installments of long-term debt................................................   $    3,622     $  12,210
  Accounts payable......................................................................       66,906        30,782
  Accrued payroll and related costs.....................................................       28,475        13,674
  Taxes payable.........................................................................       20,304        12,953
  Interest payable......................................................................        8,557         2,860
  Deferred income taxes.................................................................          285             -
  Other current liabilities.............................................................       23,351        13,910
                                                                                           ----------     ---------
Total current liabilities...............................................................      151,500        86,389

LONG-TERM DEBT..........................................................................      239,506       129,923

DEFERRED INCOME TAXES...................................................................       50,331         2,476

OTHER LIABILITIES.......................................................................          245             -

MINORITY INTEREST.......................................................................          576           249
                                                                                           ----------     ---------
                                                                                              442,158       219,037
                                                                                           ----------     ---------
SHAREHOLDERS' EQUITY
  $1.50 Preferred stock-par value $1; convertible; cumulative; redeemable at the option of the Company; aggregate liquidation preference of $100,625; 15,000 shares
    authorized; 4,025 issued and outstanding in 1995....................................            -         4,025
  Common stock-par value $0.10; 200,000 shares authorized; 132,189 issued and 131,980
    outstanding in 1996; 94,548 issued and 94,483 outstanding in 1995...................       13,219         9,455
  Capital in excess of par value........................................................      916,004       589,866
  Unrealized losses on marketable debt securities.......................................          (35)         (115)
  Minimum pension liability.............................................................            -        (3,403)
  Cumulative translation adjustment.....................................................         (882)       (2,081)
  Accumulated deficit...................................................................       (1,205)      (73,802)
  Treasury stock, at cost...............................................................       (1,852)         (452)
                                                                                           ----------     ---------
                                                                                              925,249       523,493
                                                                                           ----------     ---------

COMMITMENTS AND CONTINGENCIES...........................................................            -             -

                                                                                           $1,367,407     $ 742,530
                                                                                           ==========     =========




         See accompanying notes to consolidated financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)


                                                                                    YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                1996           1995           1994
                                                                             ---------     ----------     ---------
OPERATING REVENUES
  Contract drilling services..............................................   $ 350,008     $  205,110     $ 249,820
  Labor contract drilling services........................................      33,425         35,136        36,203
  Turnkey drilling services...............................................     114,948         71,273        56,380
  Engineering and consulting services.....................................       4,954         11,264         3,796
  Other revenue...........................................................      10,918          5,185         5,789
                                                                             ---------     ----------     ---------
                                                                               514,253        327,968       351,988
                                                                             ---------     ----------     ---------
OPERATING COSTS AND EXPENSES
  Contract drilling services..............................................     216,597        138,340       160,109
  Labor contract drilling services........................................      25,310         26,540        28,355
  Turnkey drilling services...............................................      80,777         64,471        46,886
  Engineering and consulting services.....................................       3,387          7,311         2,958
  Other expense...........................................................       5,511          3,440         4,900
  Depreciation and amortization...........................................      52,159         36,492        39,519
  Selling, general and administrative.....................................      54,504         40,139        47,606
  Gains on sales of property and equipment, net of impairments............     (36,115)          (829)       (8,858)
  Minority interest.......................................................        (428)          (214)         (169)
  Restructuring charges...................................................           -              -         3,661
                                                                             ---------     ----------     ---------
                                                                               401,702        315,690       324,967
                                                                             ---------     ----------     ---------

OPERATING INCOME..........................................................     112,551         12,278        27,021

OTHER INCOME (EXPENSE)
  Interest expense........................................................     (18,758)       (12,156)      (12,351)
  Interest income.........................................................       6,409          5,323         5,640
  Other, net..............................................................       1,757           (579)        6,885
                                                                             ---------     ----------     ---------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE.......................     101,959          4,866        27,195

INCOME TAX PROVISION......................................................     (22,662)        (3,272)       (5,672)
                                                                             ---------     ----------     ---------
INCOME BEFORE EXTRAORDINARY CHARGE........................................      79,297          1,594        21,523

EXTRAORDINARY CHARGE, NET OF TAX..........................................        (660)             -             -
                                                                             ---------     ----------     ---------
NET INCOME................................................................      78,637          1,594        21,523

PREFERRED STOCK DIVIDENDS.................................................      (6,040)        (7,199)      (12,764)
                                                                             ---------     ----------     ---------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES.............................   $  72,597     $   (5,605)    $   8,759
                                                                             =========     ==========     =========
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES PER SHARE...................   $    0.66     $    (0.08)    $    0.11
                                                                             =========     ==========     =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING................................     110,252         89,736        77,576




          See accompanying notes to consolidated financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                    YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                1996           1995           1994
                                                                             ---------     ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..............................................................   $  78,637     $    1,594     $  21,523
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
  Depreciation and amortization...........................................      52,159         36,492        39,519
  Gains on sales of property and equipment................................     (53,915)          (829)       (8,858)
  Gains on marketable securities..........................................      (2,010)          (300)       (1,963)
  Inventory charge........................................................      14,808              -             -
  Impairment charge.......................................................      17,511              -             -
  (Gain) loss on foreign exchange.........................................        (310)          (206)           76
  Deferred income tax provision (benefit).................................       6,596           (449)        3,433
  Restructuring charges...................................................           -              -         3,661
  Extraordinary charge, net of tax........................................         660              -             -
  Other...................................................................         969            132        (6,009)
  Changes in current assets and liabilities:
     Accounts receivable..................................................     (18,752)        (8,480)       20,208
     Proceeds from sale of marketable equity securities, net..............       5,615          3,398             -
     Other assets.........................................................      (6,783)       (17,061)       22,066
     Accounts payable.....................................................      16,178         11,356        (2,635)
     Other liabilities....................................................      27,016          3,836       (12,365)

                                                                             ---------     ----------     ---------
     Net cash provided by operating activities............................     138,379         29,483        78,656
                                                                             ---------     ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment......................................    (216,887)       (91,202)      (55,834)
  Acquisition of Neddrill, net of cash acquired...........................    (284,726)             -             -
  Proceeds from Triton acquisition, net of negative noncash working capital
    of $3,532 acquired....................................................           -              -        13,600
  Proceeds from sale of property and equipment............................     103,500          1,879        13,792
  Proceeds from sale of (investment in) marketable debt securities........      (2,192)        24,374        (2,069)
  Proceeds from insurance settlement......................................      14,142              -             -
  Investment in unconsolidated affiliate..................................        (410)             -          (342)
  Payments to minority interest holders, net..............................           -              -        (4,478)

                                                                             ---------     ----------     ---------
     Net cash used by investing activities................................    (386,573)       (64,949)      (35,331)
                                                                             ---------     ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred stock conversion costs........................................         (31)        (2,406)            -
  Proceeds from long-term debt, net.......................................     121,470              -             -
  Payment of long-term debt...............................................     (26,130)          (520)         (598)
  Proceeds from issuance of common stock, net.............................     271,312            356         2,604
  Dividends paid on preferred stock.......................................      (7,549)        (8,881)      (12,764)
  Purchase of shares returned to treasury stock...........................      (2,250)             -             -
  Payment of short-term debt..............................................           -         (6,698)       (7,500)
  Other...................................................................           -            898         1,211

                                                                             ---------     ----------     ---------
     Net cash provided (used) by financing activities.....................     356,822        (17,251)      (17,047)
                                                                             ---------     ----------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...................................        (303)        (1,139)         (292)
                                                                             ---------     ----------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................     108,325        (53,856)       25,986

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..............................      41,307         95,163        69,177
                                                                             ---------     ----------     ---------
CASH AND CASH EQUIVALENTS, END OF YEAR....................................   $ 149,632     $   41,307     $  95,163
                                                                             =========     ==========     =========









         See accompanying notes to consolidated financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (In thousands)




                                   $2.25 PREFERRED STOCK       $1.50 PREFERRED STOCK             COMMON STOCK
                                  -----------------------     ------------------------      -----------------------
                                   SHARES        AMOUNT        SHARES          AMOUNT        SHARES        AMOUNT
                                  --------     ----------     ---------      ---------      ---------     ---------
JANUARY 1, 1994...............       2,990     $    2,990         4,025      $   4,025         76,371     $   7,637

Net income....................           -              -             -              -              -             -
Issuance of stock:
  Purchase of Triton..........           -              -             -              -            752            75
  Exercise of stock options...           -              -             -              -            197            20
  Contribution to benefit plans          -              -             -              -            271            27
  Exchange of Chiles options..           -              -             -              -            480            48
Stock options granted at discount        -              -             -              -              -             -
Conversion of preferred stock.          (1)            (1)            -              -              5             1
Dividends on preferred stock..           -              -             -              -              -             -
Net unrealized losses on
  marketable securities.......           -              -             -              -              -             -
Minimum pension liability.....           -              -             -              -              -             -
Translation adjustment........           -              -             -              -              -             -
                                  --------     ----------     ---------      ---------      ---------     ---------
DECEMBER 31, 1994.............       2,989          2,989         4,025          4,025         78,076         7,808

Net income....................           -              -             -              -              -             -
Conversion/redemption of
  preferred stock.............      (2,989)        (2,989)            -              -         16,199         1,620
Preferred stock conversion costs         -              -             -              -              -             -
Net unrealized losses on
  marketable securities.......           -              -             -              -              -             -
Minimum pension liability.....           -              -             -              -              -             -
Translation adjustment........           -              -             -              -              -             -
Dividends on preferred stock..           -              -             -              -              -             -
Issuance of stock:
  Exercise of stock options...           -              -             -              -            109            11
  Contribution to benefit plans          -              -             -              -            164            16
  Contribution of treasury stock
    to restricted stock plan..           -              -             -              -              -             -
  Restricted stock plan shares
    returned to treasury......           -              -             -              -              -             -
                                  --------     ----------     ---------      ---------      ---------     ---------
DECEMBER 31, 1995.............           -              -         4,025          4,025         94,548         9,455

Net income....................           -              -             -              -              -             -
Conversion/redemption of
    preferred stock...........           -              -        (4,025)        (4,025)         9,836           984
Net unrealized losses on
  marketable securities.......           -              -             -              -              -             -
Minimum pension liability.....           -              -             -              -              -             -
Translation adjustment........           -              -             -              -              -             -
Dividends on preferred stock..           -              -             -              -              -             -
Issuance of stock:
  Sale of common stock........           -              -             -              -         21,850         2,185
  Purchase of Neddrill........           -              -             -              -          5,000           500
  Settlement of Triton purchase
    contingency...............           -              -             -              -             67             7
  Exercise of stock options...           -              -             -              -            602            60
  Contribution to benefit plans          -              -             -              -            286            28
  Contribution of treasury stock
    to restricted stock plan..           -              -             -              -              -             -
  Restricted stock plan shares
    returned to treasury......           -              -             -              -              -             -
                                  --------     ----------     ---------      ---------      ---------     ---------
DECEMBER 31, 1996.............           -     $        -             -      $       -        132,189     $  13,219
                                  ========     ==========     =========      =========      =========     =========










         See accompanying notes to consolidated financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

                                 (In thousands)



                  UNREALIZED
    CAPITAL       LOSSES ON          MINIMUM         CUMULATIVE                               TREASURY STOCK
 IN EXCESS OF   MARKETABLE DEBT      PENSION        TRANSLATION       ACCUMULATED       ---------------------------
  PAR VALUE       SECURITIES        LIABILITY        ADJUSTMENT         DEFICIT           SHARES           AMOUNT
-------------   ---------------    ------------     -----------      ------------       ----------     ------------
$    583,110                -                 -     $    (2,286)     $    (76,956)             250     $     (1,750)

           -                -                 -               -            21,523                -                -

       5,094                -                 -               -                 -                -                -
       1,208                -                 -               -                 -                -                -
       1,781                -                 -               -                 -                -                -
        (480)               -                 -               -                 -                -                -
          20                -                 -               -                 -                -                -
           -                -                 -                -                -                -                -
           -                -                 -               -           (12,764)               -                -

           -     $     (1,847)                -               -                 -                -                -
           -                -      $     (3,825)              -                 -                -                -
           -                -                 -             (39)                -                -                -
------------     ------------      ------------     -----------      ------------       ----------     ------------
     590,733           (1,847)           (3,825)         (2,325)          (68,197)             250           (1,750)

           -                -                 -               -             1,594                -                -

       1,369                -                 -               -                 -                -                -
      (2,406)               -                 -               -                 -                -                -

           -            1,732                 -               -                 -                -                -
           -                -               422               -                 -                -                -
           -                -                 -             244                 -                -                -
           -                -                 -               -            (7,199)               -                -

         345                -                 -               -                 -                -                -
       1,123                -                 -               -                 -                -                -

      (1,480)               -                 -               -                 -             (211)           1,480

         182                -                 -               -                 -               26             (182)
------------     ------------      ------------     -----------      ------------       ----------     ------------
     589,866             (115)           (3,403)         (2,081)          (73,802)              65             (452)

           -                -                 -               -            78,637                -                -

       3,012                -                 -               -                 -                -                -

           -               80                 -               -                 -                -                -
           -                -             3,403               -                 -                -                -
           -                -                 -           1,199                 -                -                -
           -                -                 -               -            (6,040)               -                -

     266,261                -                 -               -                 -                -                -
      49,500                -                 -               -                 -                -                -

       1,003                -                 -               -                 -                -                -
       2,806                -                 -               -                 -                -                -
       4,406                -                 -               -                 -                -                -

        (850)               -                 -               -                 -             (109)             850

           -                -                 -               -                 -              253           (2,250)
------------     ------------      ------------     -----------      ------------       ----------     ------------
$    916,004     $        (35)     $          -     $      (882)     $     (1,205)             209     $     (1,852)
============     ============      ============     ===========      ============       ==========     ============





         See accompanying notes to consolidated financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)



NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

     Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company") is primarily engaged in domestic and international contract oil and gas drilling and workover operations. The Company's international operations are conducted in the North Sea, Mexico, Africa, South America, the Middle East and India.

     Results of operations and financial condition of the Company should be considered in light of the potentially significant fluctuations in demand for the Company's services as rapid changes in oil and gas producers' expectations, budgets and drilling plans occur. These fluctuations can rapidly impact the Company's results of operations and financial condition as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from operations.

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and the Company's share of the assets, liabilities and operations of Perforadora Faja de Oro, S.A. de C.V. ("Faja Joint Venture") and NN-1 Limited Partnership, of which the Company is the general partner. The minority interest in Faja Joint Venture (10 percent) and NN-1 Limited Partnership (approximately 10 percent) is included in the balance sheets and the statements of operations as minority interest. In 1994, the Company made distributions of approximately $4,500,000 to its partner in Faja Joint Venture. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in affiliates.

     Certain reclassifications have been made in prior year consolidated financial statements to conform to the classifications used in the 1996 consolidated financial statements. These reclassifications have no impact on net income or loss.

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

     In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from the Company's operations in the United Kingdom and Canada are calculated based on their functional currency. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies is reported on a separate line below net cash provided (used) by financing activities.

     Of the cash on hand at December 31, 1996, $2,000,000 was restricted as a result of cash collateral requirements for letters of credit which expire in 1997.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

INVENTORIES

     Inventories are stated principally at average cost. As a result of the Company's asset rationalization program and the acquisition of Neddrill (see
Note 2), the Company finalized its review of the status of worldwide inventories in the fourth quarter of 1996 and determined certain adjustments were appropriate to properly reflect the estimated net realizable value of these assets. These adjustments consisted primarily of write-downs for inventory obsolescence totaling approximately $14,808,000 and reclassifications of approximately $16,555,000 to property and equipment to better reflect their economic lives and to be consistent with other assets owned by the Company. The inventory write-down is included in "Contract drilling services" expense in the Consolidated Statement of Operations for the year ended December 31, 1996.

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

     Consistent with the Company's strategic objective to focus on the deepwater capabilities of its fleet, the Company formalized a plan to dispose of its two remaining posted barges, the Lewis Dugger and the Chuck Syring during the first quarter of 1996. The two barges were written down at March 31, 1996 to their estimated net realizable values based on then recent offers received for these assets from third parties, resulting in a pre-tax charge to earnings of $7,600,000. See Note 2.

     In the fourth quarter of 1996, the Company reviewed the status of the NN-1. As of December 31, 1996, the NN-1 had not been under contract since March of 1993. Given the strength of the international markets in 1996 and the expected continued strength in 1997, coupled with the Company's unsuccessful marketing efforts with respect to the NN-1, recoverability of the NN-1 was considered doubtful. The Company considered expected future cash flows over the remaining life of the rig and determined that the NN-1 was impaired. Accordingly, an impairment charge of $10,200,000 (excluding a $289,000 reduction for minority interest) was recorded in the fourth quarter of 1996. The net book value of the NN-1 was $1,022,000 at December 31, 1996. The impairment charge is included in "Gains on sales of property and equipment, net of impairments" in the Consolidated Statement of Operations for the year ended December 31, 1996.

     Maintenance and repairs on drilling equipment are charged to expense as incurred. Total maintenance and repair expenses for the years ended December 31, 1996, 1995 and 1994, were approximately $41,759,000, $26,189,000 and
$33,700,000, respectively. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized.

     In 1995, a jackup rig lost two legs during mobilization to West Africa. The third leg of the rig was removed prior to tow to the U.S. Gulf of Mexico for a complete damage evaluation. A charge of $1,778,000 related to the cost of mobilization was recorded in the fourth quarter of 1995. After evaluation of the rig, the Company negotiated a constructive total loss with its insurance underwriters and received $14,142,000 in net proceeds for the insurance settlement. There was no material gain or loss recorded as a result of the insurance settlement.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


       On September 15, 1994, Chiles Offshore Corporation ("Chiles") merged with Noble Offshore Corporation ("NOC"), a wholly owned subsidiary of Noble Drilling (the "Chiles Merger"). See Note 2. A restructuring charge of $3,661,000 related to the Chiles Merger was recorded in 1994 as a result of facility consolidation, including the write-down of certain of the Company's owned properties, and to a lesser extent severance costs. This restructuring plan was developed in the fourth quarter of 1994 and approved by the Company's board of directors.

OTHER ASSETS

       The excess of cost over the fair value of net tangible assets acquired in the acquisition of Triton Engineering Services Company ("Triton") is being amortized over seventeen years. Prepaid insurance is amortized over the term of the insurance policy. Deferred debt issuance costs, which totalled $5,933,000 at December 31, 1996, are being amortized over the life of the debt securities. Amortization related to debt issuance costs was $526,000, $404,000 and $404,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES PER SHARE

       Net income (loss) applicable to common shares per share has been computed on the basis of the weighted average number of common shares and, where dilutive, common share equivalents, outstanding during the indicated periods. Each outstanding share of the $1.50 Convertible Preferred Stock ("$1.50 Preferred Stock") was assumed to be converted, at January 1, 1996, into 2.4446 shares of common stock for purposes of calculating fully diluted earnings per share. The calculation of net income (loss) applicable to common shares per share assuming full dilution was antidilutive; therefore, fully diluted amounts are not presented. The Preferred Conversion Payment of approximately $1,524,000 in March 1995 (see Note 7) was accounted for as a reduction of net earnings applicable to common shares for purposes of calculating the net loss applicable to common shares per share. This accounting treatment increased the net loss applicable to common shares per share from $0.06 to $0.08 for the year ended December 31, 1995. See Note 12.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                           DECEMBER 31,
                                                                             ----------------------------------------
                                                                                1996           1995           1994
                                                                             -----------   ----------     -----------
Cash paid during the period for:
  Interest................................................................   $    13,061   $   11,738     $    11,947
  Income taxes............................................................   $     6,471   $    3,946     $     6,254
Noncash investing and financing activities:
  Neddrill acquisition with common stock..................................   $    50,000   $        -     $         -
  Insurance financing agreement...........................................   $     1,214   $   14,838     $         -
  Triton acquisition with common stock....................................   $         -   $        -     $     5,169
  Triton acquisition with notes payable...................................   $         -   $        -     $     4,000
  Triton acquisition, minority interest assumed...........................   $         -   $        -     $     5,392

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

NOTE 2 -- ACQUISITIONS, MERGERS AND DISPOSITIONS

     On July 1, 1996, the Company completed the agreement of sale and purchase with Royal Nedlloyd N.V. ("Nedlloyd") and its wholly owned subsidiary, Neddrill Holding B.V., to acquire the assets utilized in the offshore contract drilling, accommodation and other gas exploration and production related service businesses of Nedlloyd's offshore drilling division ("Neddrill"), including the acquisition of approximately $28,000,000 in net working capital, and the personnel employed by Neddrill. The purchase price was $300,000,000 in cash plus 5,000,000 shares of Noble Drilling common stock. The cash portion of the purchase price was financed by the issuance and sale of 21,850,000 shares of Noble Drilling common stock and $125,000,000 principal amount of 9 1/8% Senior Notes due 2006 (the "9 1/8% Senior Notes"). The net proceeds from the public offerings of common stock and debt in excess of the $300,000,000 cash portion of the purchase price were added to the Company's working capital.

     The Neddrill acquisition was accounted for using the purchase method of accounting and Neddrill's results of operations are included in the Consolidated Statements of Operations from the date of the acquisition. The respective assets and liabilities have been recorded at their estimated fair values at the date of acquisition, and the allocation of the purchase price is based on the best estimates of the Company using information currently available. Certain adjustments relating to this acquisition are subject to change based upon final appraisals and determination of the fair values of the net assets acquired and liabilities assumed.

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

     On April 22, 1994, the Company acquired all of the issued and outstanding shares of common stock (the "Shares") of Triton Engineering Services Company ("Triton") pursuant to the terms of the Stock Purchase Agreement dated April 22, 1994. In consideration for the Shares, the Company paid approximately $4,085,000 in cash, issued promissory notes in the aggregate amount of $4,000,000, which were paid by the Company on October 21, 1994, and issued 751,864 shares of Noble Drilling common stock valued at $5,169,000. In 1996, the Company issued 67,332 shares of Noble Drilling common stock and paid $20,000 as additional consideration pursuant to the Stock Purchase Agreement. The acquisition of Triton has been accounted for under the purchase method, and accordingly, Triton's operating results have been included in the Consolidated Statements of Operations since the date of acquisition.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)



     The following table provides selected consolidated financial information for the Company on a pro forma basis assuming that the Neddrill acquisition, the issuance of 21,850,000 shares of common stock and $125,000,000 principal amount of the 9 1/8% Senior Notes and the application of the net proceeds therefrom had occurred on January 1, 1995. The pro forma information set forth below is not necessarily indicative of what the Company's results of operations would have been had the transactions been consummated as of January 1, 1995, nor is such information necessarily indicative of the Company's future results of operations.

                                                            DECEMBER 31,
                                                     --------------------------
                                                        1996           1995
                                                     ------------   -----------
Operating revenues.................................  $    596,090   $   449,493
Net income applicable to common shares.............  $     83,705   $     2,524
Net income applicable to common shares per share...  $       0.68   $      0.01

     The Company purchased the Shelf 4, a Friede & Goldman 9500 Enhanced Pacesetter semisubmersible rig, on December 30, 1996 for $6,000,000 in cash. The rig is stacked in the United Kingdom, and substantial capital expenditures are required to return the rig to operational status.


     On December 24, 1996, the Company purchased the Noble Jimmy Puckett (formerly the Essar Explorer), a 300-foot Friede & Goldman L-780 Mod II independent leg cantilevered unit built in 1982, for $35,400,000 in cash. The Company chartered the rig back to the seller for the duration of the seller's current contract with the Oil and Natural Gas Corporation Ltd. of India, which expires in October 1997.

     On September 4, 1996, the Company purchased the Noble Kenneth Delaney (formerly the Miss Kitty), a Friede & Goldman L-780 Mod II independent leg cantilevered unit rated for a water depth of 300 feet, for $26,250,000 in cash. The rig is currently working offshore India under a bareboat charter arrangement that expires in September 1997.

     The Company purchased the Noble Chuck Syring (formerly the Dana), a Marathon LeTourneau 82-C independent leg cantilevered rig capable of drilling in 250 feet of water, on March 20, 1996, for $15,800,000 in cash. The rig is currently operating under a long-term contract through October 1999 for Qatar General Petroleum Corporation in Qatar.


     On February 26, 1996, the Company purchased the Gus Androes (formerly the Odin Explorer), a Levingston 111-C independent leg cantilevered unit rated for a water depth of 300 feet, for $15,300,000 in cash. The rig has been refurbished and is under contract offshore Qatar with an international oil and gas company through October 1997, plus two one-year options.

     On December 13, 1996, the Company completed the sale of its land drilling assets for $60,000,000 in cash to Nabors Industries, Inc. The assets sold consisted principally of (i) 19 marketed land drilling rigs and 28 mothballed land drilling rigs, (ii) certain inventory related to the maintenance and operation of the rigs, (iii) leasehold interest and real property interest related to the maintenance and operation of the rigs and (iv) drilling contracts for the employment of the rigs in existence on the closing date. The Company recognized a pre-tax gain of $45,414,000 in connection with the sale which has been included in "Gains on sales of property and equipment, net of impairments" in the Consolidated Statement of Operations for the year ended December 31, 1996. Revenues, gross margin and operating income generated from the land drilling assets were $24,743,000, $6,756,000 and $3,048,000, respectively, for the year ended December 31, 1996.

     The Company sold two of its posted barge rigs during the first quarter of 1996. The Gus Androes, located in the U.S. Gulf, was sold for $6,000,000. The Gene Rosser, located offshore Nigeria, was sold for $13,000,000. The Company recorded pre-tax gains of $4,815,000 and $2,712,000, respectively, related to the sales of these posted barge rigs. The Lewis Dugger and Chuck Syring posted barge rigs, which were located offshore Nigeria, were sold on August 22, 1996, for $24,500,000 in cash and $7,500,000 in drill pipe credit. These two barges had been written down at March 31, 1996 to their estimated net realizable values based on then recent offers received for these assets

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


from third parties, resulting in a pre-tax charge to earnings of $7,600,000. The gains on the sales of the Gus Androes and Gene Rosser barge rigs net of the write-downs are included in "Gains on sales of property and equipment, net of impairments" in the Consolidated Statement of Operations for the year ended December 31, 1996.

NOTE 3 -- MARKETABLE SECURITIES

     As of December 31, 1996, the Company classified all of its debt securities with original maturities of more than three months as available for sale. These investments are classified as marketable securities within current assets on the Consolidated Balance Sheets. The following table highlights information applicable to the Company's debt securities classified as available for sale as of December 31, 1996 and 1995:

                                                                                        DECEMBER 31, 1996
                                                                          --------------------------------------------
                                                                            AMORTIZED       FAIR        NET UNREALIZED
DEBT SECURITY/MATURITY                                                        COST          VALUE       GAINS (LOSSES)
-----------------------------------------------------------------------   -----------   ------------   --------------
Corporate Obligations
  Mature within 1 year.................................................   $     3,067   $      3,069   $            2

U.S. Government Obligations
  Mature within 1 year.................................................        16,264         16,227              (37)
                                                                          -----------   ------------   --------------
Total..................................................................   $    19,331   $     19,296   $          (35)
                                                                          ===========   ============   ==============

                                                                                      DECEMBER 31, 1995
                                                                          -------------------------------------------
                                                                            AMORTIZED       FAIR       NET UNREALIZED
DEBT SECURITY/MATURITY                                                        COST          VALUE          LOSSES
-----------------------------------------------------------------------   -----------   ------------   --------------

Corporate Obligations
  Mature within 1 year.................................................   $     1,520   $      1,520   $            -
  Mature after 1 year through 5 years..................................         7,258          7,214              (44)
                                                                          -----------   ------------   --------------
                                                                                8,778          8,734              (44)
U.S. Government Obligations
  Mature after 1 year through 5 years..................................         8,368          8,297              (71)
                                                                          -----------   ------------   --------------
Total..................................................................   $    17,146   $     17,031   $         (115)
                                                                          ===========   ============   ==============

     The net unrealized losses on debt securities of $35,000 and $115,000 as of December 31, 1996 and 1995, respectively, are included as a reduction of shareholders' equity in accordance with SFAS No. 115. Total realized losses related to sales of debt securities for the years ended December 31, 1996 and 1995 were $7,000 and $15,000, respectively.

     The Company categorizes its investments in marketable equity securities as trading securities. These investments are classified as current assets and were recorded at a fair value of $2,533,000 at December 31, 1996. Total proceeds from the sales of marketable equity securities were $5,615,000 and $3,670,000 for the years ended December 31, 1996 and 1995, respectively. Total realized gains on marketable equity securities, computed on a specific identification basis as the difference between proceeds received and carrying value, for the years ended December 31, 1996 and 1995 were $669,000 and $371,000, respectively. Total net unrealized gains (losses) related to marketable equity securities for the years ended December 31, 1996 and 1995, were $1,348,000 and $(56,000), respectively.

NOTE 4 -- INVESTMENTS IN AFFILIATES

     The Company acquired a 41 percent interest in Arktik Drilling Ltd., Inc. ("Arktik") in connection with the July 1, 1996 acquisition of Neddrill and accounts for this investment using the equity method. Arktik is a Bahamian joint venture company that owns and operates the drillship Neddrill Muravlenko. The investment balance at December 31, 1996 was $410,000 and equity in earnings was not material for the year ended December 31, 1996. There were no distributions or dividends received during the year ended December 31, 1996.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


NOTE 5 -- DEBT

     On July 1, 1996, in connection with the Neddrill acquisition and the issuance of 21,850,000 shares of Noble Drilling common stock in an underwritten public offering (the "1996 Stock Offering") (see Note 7), the Company issued $125,000,000 principal amount 9 1/8% Senior Notes due July 1, 2006 (the "9 1/8% Senior Notes") (the 1996 Stock Offering and the issuance of the 9 1/8% Senior Notes are collectively referred to as the "1996 Public Offerings"). Interest on the 9 1/8% Senior Notes is payable semi-annually on January 1 and July 1 of each year. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2001 at 104.56 percent of principal amount, declining ratably to par on or after July 1, 2004, plus accrued interest. The indenture governing the 9 1/8% Senior Notes contains certain restrictive covenants, including limitations on additional indebtedness, restrictions on dividends and certain investments and limitations on additional indebtedness, restrictions on dividend and certain investments and limitations on certain sale and lease-back transactions, disposals of assets, transactions with affiliates, and mergers or consolidations.

     On November 3, 1995, the Company entered into a financing agreement with Transamerica Insurance Finance for a period of 18 months related to the renewal of its Marine Package, Protection and Indemnity, and Excess Liability insurance policies. The amount financed totaled $16,561,000 at a fixed interest rate of
6.23 percent per annum. The amount outstanding at December 31, 1996 totaled $3,102,000.

     On October 7, 1993, the Company issued $125,000,000 principal amount of
9 1/4% Senior Notes Due October 1, 2003 (the "9 1/4% Senior Notes"). Interest on the 9 1/4% Senior Notes is payable semi-annually on April 1 and October 1 of each year. The 9 1/4% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 1998 at 103.47 percent of principal amount, declining ratably to par on or after October 1, 2001, plus accrued interest. Mandatory sinking fund payments of 25 percent of the original principal amount of the 9 1/4% Senior Notes at par plus accrued interest will be required on October 1, 2001 and October 1, 2002. The indenture governing the 9 1/4% Senior Notes contains certain restrictive covenants, including limitations on additional indebtedness and the ability to secure such indebtedness, restrictions on dividends and certain investments and limitations on sales of assets, sales and leaseback, transactions with affiliates, and mergers or consolidations.

     In November 1996, the Company purchased $11,000,000 principal amount of its 9 1/4% Senior Notes, which resulted in an extraordinary charge of $660,000, net of taxes of $355,000. The extraordinary charge represents the difference between the acquisition price and the net carrying value of the notes, including unamortized debt issuance costs. After giving effect to the purchase, the Company had $114,000,000 principal amount of 9 1/4% Senior Notes outstanding at December 31, 1996.

     In connection with the initial construction of the jackup rig, NN-1, the predecessor of NN-1 Limited Partnership issued U.S. Government Guaranteed Ship Financing Sinking Fund Bonds, of which $1,026,000 principal amount was outstanding at December 31, 1996. The bonds mature in 1998, and bear interest at the rate of 8.95 percent per annum, payable semi-annually on June 15 and December 15 each year. The bonds are secured by the NN-1, and the applicable security agreement contains certain restrictions, among others, on distributions to partners, dispositions of assets and services to related parties. In addition, there are minimum working capital, net worth and long-term debt to net worth requirements applicable to NN-1 Limited Partnership. As the general partner of NN-1 Limited Partnership, Noble Drilling has called the bonds for redemption on March 31, 1997. The Company's sharing percentage in NN-1 Limited Partnership's distributions from operations is generally 90 percent. See Note 1.

     Annual maturities of long-term debt are $3,622,000 due in 1997, $506,000 due in 1998, $31,250,000 due in each of the years 2001 and 2002, $51,500,000 due in 2003 and $125,000,000 due in 2006.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)



         The following table summarizes the Company's long-term debt:

                                                                                     DECEMBER 31,
                                                                             --------------------------
                                                                                  1996           1995
                                                                             ------------   -----------

9 1/4% Senior Notes Due 2003..............................................   $    114,000   $   125,000
9 1/8% Senior Notes due 2006..............................................        125,000             -
U.S. Government Guaranteed Ship Financing Sinking Fund Bonds..............          1,026         1,546
Insurance financing.......................................................          3,102        15,587
                                                                             ------------   -----------
                                                                                  243,128       142,133
Current installments......................................................         (3,622)      (12,210)
                                                                             ------------   -----------
                                                                             $    239,506   $   129,923
                                                                             ============   ===========

     The fair value of the Company's long-term debt at December 31, 1996, estimated based on the quoted market prices for similar issues or on the current rates offered to the Company for debt of similar remaining maturities, was approximately $255,700,000.

NOTE 6 -- CREDIT FACILITIES

     The Company has an unsecured credit agreement with First Interstate Bank of Texas, N.A., which provided for a $25,000,000 revolving credit line facility, of which $15,000,000 was available to support letters of credit, and a $5,000,000 letter of credit facility at December 31, 1996. The Company pays a quarterly commitment fee on the unused portion of the facility. The agreement contains certain restrictive and financial covenants, including those related to indebtedness, net worth and fixed charges, and provides for guarantees of the indebtedness by certain subsidiaries of Noble Drilling. At December 31, 1996, $10,816,000 had been used to support outstanding letters of credit. At December 31, 1996, borrowings of $19,184,000 were available under the lines of credit, including $9,184,000 to support letters of credit.

NOTE 7 -- SHAREHOLDERS' EQUITY

     On July 1, 1996, the Company issued and sold 21,850,000 shares of common stock in the 1996 Stock Offering (see Note 5) at an initial price to the public of $13.00 per share. This resulted in net proceeds of $272,033,000, after deducting the underwriting discount and other related costs. The net proceeds of the 1996 Public Offerings (see Note 5) were used to purchase Neddrill as discussed previously in Note 2, with the balance of the proceeds, approximately $89,916,000, used for general corporate purposes.

     In the Chiles Merger, 4,025,000 shares of $1.50 convertible preferred stock of Chiles were converted into and exchanged for an equivalent number of shares of $1.50 Preferred Stock of the Company having substantially the same rights, privileges, preferences and voting power as the Chiles preferred stock. Holders of the $1.50 Preferred Stock received a cash dividend at an annual rate of $1.50 per share. In December 1996, 4,023,779 shares of $1.50 Preferred Stock were converted into 9,836,475 shares of Noble Drilling common stock. The remaining 1,221 shares of $1.50 Preferred Stock were redeemed at $26.05 per share, plus accrued dividends.

     In 1991, the Company issued and sold 2,990,000 shares of a new series of $2.25 Convertible Exchangeable Preferred Stock ("$2.25 Preferred Stock"), par value $1.00 per share. Holders of the $2.25 Preferred Stock received a cash dividend at an annual rate of $2.25 per share. In March 1995, an aggregate of 923,862 shares of $2.25 Preferred Stock were converted into 5,006,830 shares of Noble Drilling common stock. The Company paid an aggregate of approximately $1,524,000 in cash ("Preferred Conversion Payment") in the first quarter of 1995 in connection with this conversion. In the second quarter of 1995, the Company called for the redemption of all remaining outstanding shares of the $2.25 Preferred Stock. Of the 2,065,238 shares then outstanding, 2,062,537 were surrendered for conversion and 2,701 were redeemed by the Company, resulting in the Company's issuance of 11,192,359 shares of common stock (including 14,637 shares sold to a standby underwriter).

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


NOTE 8 -- STOCK-BASED COMPENSATION PLANS

     The Company has several stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. In 1995, the FASB issued FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of its stock-based compensation plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

NONQUALIFIED STOCK OPTIONS

  1991 STOCK OPTION AND RESTRICTED STOCK PLAN

     The Company's 1991 Stock Option and Restricted Stock Plan, as amended (the "1991 Plan"), provides for the granting of options to purchase the Company's common stock, with or without stock appreciation rights ("SARs"), and the awarding of shares of restricted stock to selected employees. A maximum of 5,200,000 shares is available under the 1991 Plan. Options may be either incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) or nonqualified stock options. The 1991 Plan provides that the exercise price of any nonqualified stock option may not be less than 50 percent of the fair market value of the common stock on the date of grant and the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. At December 31, 1996, 1,022,437 shares were available for grant under the 1991 Plan.

     In 1995 and 1996, the Company granted only nonqualified stock options under the 1991 Plan. All such options have a term of 10 years and an exercise price equal to the fair market value of the common stock on the date of grant and vest at the rate of 33 1/3 percent on each anniversary of the date of grant, commencing on the first anniversary of the date of grant. The Company granted options on 1,240,400 shares in 1995 and 1,358,600 shares in 1996. In accordance with APB 25, the Company has not recognized any compensation cost for the options granted in 1995 and 1996 under the 1991 Plan.

  OTHER PLANS AND AGREEMENTS

     In 1987 the Company granted nonqualified stock options on 300,000 shares of common stock to certain non-employee directors of the Company pursuant to stock option agreements which were approved by stockholders. The exercise price of these options was the fair market value of the common stock on the date of grant. Under these agreements, options to purchase 60,000 shares were outstanding and exercisable at December 31, 1996.

     The Company's 1992 Nonqualified Stock Option Plan for Non-Employee Directors (the "1992 Plan") provides for the granting of nonqualified stock options to non-employee directors. Under the 1992 Plan, non-employee directors of the Company receive an annual grant of an option to purchase 3,500 shares of common stock. New non-employee directors receive a one-time grant of an option to purchase 10,000 shares of common stock immediately after the date of their first annual meeting of stockholders. The options are granted at fair market value on the grant date and are exercisable from time to time over a period commencing one year from the grant date and ending on the expiration of ten years from the grant date, unless terminated sooner as described in the 1992 Plan. Under the 1992 Plan, options to purchase 118,500 shares were outstanding and exercisable at December 31, 1996.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


     A summary of the status of the Company's stock options as of December 31, 1996 and 1995 and the changes during the year ended on those dates is presented below:

                                                                        1996                         1995
                                                             ------------------------      ------------------------
                                                              NUMBER OF      WEIGHTED      NUMBER OF       WEIGHTED
                                                                SHARES        AVERAGE        SHARES         AVERAGE
                                                              UNDERLYING     EXERCISE      UNDERLYING      EXERCISE
                                                               OPTIONS         PRICE         OPTIONS        PRICE
                                                              ---------      ---------      ---------     ---------
Outstanding at beginning of the year.......................   2,799,747      $    5.38      1,810,472     $    5.45
Granted....................................................   1,358,600           9.91      1,240,400          5.19
Exercised..................................................    (515,281)          5.05       (109,150)         3.25
Forfeited..................................................    (158,163)          7.36       (141,975)         6.30
                                                              ---------      ---------      ---------     ---------
Outstanding at end of year.................................   3,484,903      $    7.11      2,799,747     $    5.38
                                                              =========      =========      =========     =========

Exercisable at end of year.................................   1,432,250      $    5.56      1,273,505     $    3.33
                                                              =========      =========      =========     =========
Weighted average fair value per share of the options granted
  during the year..........................................                  $    3.97                    $    2.28
                                                                             =========                    =========

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1995 and 1996, respectively: dividend yield of 0.0 percent for both years; expected volatility of 35.45 percent for both years; risk-free interest rates are different for each grant and range from 5.27 percent to 7.59 percent; and the expected life of the options is five years for both years.

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                                 OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                    -----------------------------------------------    -------------------------------
                                      NUMBER           WEIGHTED         WEIGHTED           NUMBER          WEIGHTED
                                    OUTSTANDING         AVERAGE         AVERAGE         EXERCISABLE         AVERAGE
   RANGE OF EXERCISE PRICES         AT 12/31/96     REMAINING LIFE   EXERCISE PRICE     AT 12/31/96     EXERCISE PRICE
------------------------------      -----------     --------------   --------------     ------------    --------------
$    1.72    to      $    7.00        1,605,141          6.81        $         4.74          872,724   $            4.36
     7.00    to          10.00        1,848,762          8.59                  9.04          559,526                7.43
    10.00    to          14.00           31,000          9.56                 14.00                -               14.00
------------------------------      -----------     --------------   --------------     ------------   -----------------
$    1.72    to      $   14.00        3,484,903          7.53        $         7.11        1,432,250   $            5.56
                                    ===========     ==============   ==============     ============   =================

SHARE APPRECIATION RIGHTS

     Effective as of July 25, 1996, a subsidiary of Noble Drilling granted share appreciation rights covering 309,500 shares of Noble Drilling common stock. The share appreciation rights, which are payable solely in cash, have a term of five years and an exercise price of fair market value on the date of grant and vest fully on the first anniversary of the date of grant. As of December 31, 1996, these share appreciation rights had an intrinsic aggregate value of $1,779,625. In accordance with APB 25, the Company recognized an expense in the year ended December 31, 1996 in the amount of $776,000 associated with these awards.

RESTRICTED STOCK

     The Company has awarded restricted (i.e., nonvested) shares of Noble Drilling common stock pursuant to the 1991 Plan. A total of 58,863 shares of restricted common stock were awarded in July 1996 ("July 1996 Award") to selected employees. These shares will vest (subject only to future employment) 50 percent each year on a cumulative basis commencing one year from the date of award.

     Additionally, in December 1994 and January 1996, the Company awarded 185,500 and 105,250 performance restricted shares, respectively. The vesting of these shares is dependent, among other things, on the achievement of certain specified corporate performance criteria. For the performance restricted shares awarded in 1994, the level of actual performance will be determined as of December 31, 1997 relative to the specified criteria, and the number of the performance restricted shares available for vesting will be determined under a schedule relating vesting to performance. The number of shares as so determined will then vest (subject only to future employment) at the rate of 33 1/3 percent thereof on March 31, 1998, March 31, 1999 and March 31, 2000. Nonvested shares will be forfeited.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

The vesting of the performance restricted shares awarded in 1996 will be determined in a similar manner, substituting December 31, 1998 as the performance evaluation date and March 31, 1999 as the first vesting date.

     In accordance with APB 25, the Company recognized a compensation cost relating to the shares of the July 1996 Award in the amount of $161,000 for the year ended December 31, 1996. The share price at date of grant for such 58,863 restricted shares was $14.13. It is not possible for the Company to determine the estimated amount of compensation cost relating to the shares of restricted common stock discussed in the immediately preceding paragraph because of the performance criteria that must be achieved and assessed at December 31, 1997 at the earliest; accordingly, the Company recognized no compensation cost relating thereto in 1995 or 1996.

PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

     Pursuant to APB 25, the Company recognized a charge of $937,000 as compensation expense for equity-based compensation awarded in 1996. Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company would have recognized $825,000 in 1995 and $3,117,000 in 1996 as compensation expense. The Company's net income (loss) applicable to common shares and net income (loss) applicable to common shares per share for 1995 and 1996 would have approximated the pro forma amounts below (in millions except per share data):

                                                               AS REPORTED    PRO FORMA     AS REPORTED     PRO FORMA
                                                                12/31/96      12/31/96       12/31/95       12/31/95
                                                              ------------   -----------   ------------   -----------
Net Income (Loss) Applicable to Common Shares..............   $     72,597   $    71,180   $    (5,605)   $   (6,141)
Net Income (Loss) Applicable to  Common Shares per Share...   $       0.66   $      0.65   $     (0.08)   $    (0.09)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

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

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOTE 9 -- INCOME TAXES

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

     Amounts of deferred tax assets and liabilities are as follows at:


                                                                                                  DECEMBER 31,
                                                                                           -----------------------
                                                                                               1996           1995
                                                                                           ----------     --------
Deferred tax assets, net of valuation allowance of $0 in 1996 and $22,243 in 1995.......   $   41,544     $  57,443
Deferred tax liabilities................................................................      (50,616)      (59,919)
                                                                                           ----------     ---------
Net deferred tax liabilities............................................................   $   (9,072)    $  (2,476)
                                                                                           ==========     =========

         The components of and changes in the net deferred taxes were as follows:

                                                                                            DEFERRED
                                                                             DECEMBER 31,    EXPENSE     DECEMBER 31,
                                                                                1995         (CREDIT)       1996
                                                                             ---------     ----------     ---------
Deferred tax assets:
  Domestic
    Net operating loss carryforwards......................................   $  74,780     $  (41,791)    $  32,989
    Investment tax credit carryforward....................................       1,457           (758)          699
    Other ................................................................         149          2,779         2,928
    Book basis of assets in excess of tax basis...........................           -          2,241         2,241
  International
    Net operating loss carryforwards......................................       2,651         (1,279)        1,372
    Tax basis of assets in excess of book basis...........................         649            666         1,315
                                                                             ---------     ----------     ---------
Total.....................................................................      79,686        (38,142)       41,544
Valuation allowance ......................................................     (22,243)        22,243             -
                                                                             ---------     ----------     ---------
Net deferred tax assets ..................................................   $  57,443     $  (15,899)    $  41,544
                                                                             =========     ==========     =========

Deferred tax liabilities:
  Domestic
    Excess of net book basis over remaining tax basis.....................   $ (56,794)    $   11,998     $ (44,796)
  International
    Excess of net book basis over remaining tax basis.....................      (3,125)        (2,695)       (5,820)
                                                                             ---------     ----------     ---------
Deferred tax liabilities..................................................   $ (59,919)    $    9,303     $ (50,616)
                                                                             =========     ==========     =========

     Income before income taxes and extraordinary items consisted of the following:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1996           1995         1994
                                                                             ---------     ----------     --------
Domestic..................................................................   $  94,096     $   (9,578)    $   7,024
International.............................................................       7,863         14,444        20,171
                                                                             ---------     ----------     ---------
Total.....................................................................   $ 101,959     $    4,866     $  27,195
                                                                             =========     ==========     =========


     The income tax provision consisted of the following:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1996           1995           1994
                                                                             ---------     ----------     --------

Current - domestic........................................................   $   2,322     $   (2,093)    $       -
Current - international...................................................      13,744          6,282         2,599
Deferred - domestic.......................................................       3,288              -             -
Deferred - international..................................................       3,308           (917)        3,073
                                                                             ---------     ----------     --------
Total ....................................................................   $  22,662     $    3,272     $   5,672
                                                                             =========     ==========     =========

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


     Included in the current domestic tax benefit for the year ended December 31, 1995, is $2,100,000 related to a separate return year loss carryback benefit recorded by Triton.

     A reconciliation of Federal statutory and effective income tax rates is shown below:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                1996           1995           1994
                                                                                -----          -----          ----
Statutory rate............................................................       35.0%          35.0%         35.0%
Effect of:
  U.S. operating loss generating no current tax benefit...................        -            68.9            -
  U.S. operating loss carryforward/ carryback benefit.....................      (29.1)        (43.1)          (9.0)
  Canadian operating loss carryforward benefit............................       (0.7)          -              -
  International tax rates which are different than the U.S. rate..........       14.7           6.4           (5.8)
  Other...................................................................        2.3           -              0.7
                                                                                -----          -----          ----

Effective rate............................................................       22.2%          67.2%         20.9%
                                                                                =====          =====          ====

     The Company had available at December 31, 1996, unused investment tax credits, which may be used to offset future U.S. taxes payable, of $669,367 expiring in various years from 1998 to 2001. In addition, Noble Drilling had net operating loss carryforwards ("NOLs") for tax purposes of approximately $26,497,000 at December 31, 1996, which expire in the years 2000 through 2010, and NOC has NOLs for tax purposes of approximately $67,756,000 which expire in the years 2004 through 2009.

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

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


NOTE 10 -- EMPLOYEE BENEFIT PLANS

     The Company has a noncontributory defined benefit plan which covers substantially all salaried employees and a noncontributory defined benefit pension plan which covers certain field employees. The benefits from these plans are based primarily on years of service and employees' compensation near retirement. The Company's funding policy is consistent with funding requirements of applicable laws and regulations. The assets of these plans consist of corporate equity securities, municipal and government bonds, and cash equivalents. The Company, when required, makes contributions to the domestic plan in the form of Noble Drilling common stock. As of September 30, 1996, the domestic plan assets included $3,700,000 of Noble Drilling's common stock valued at fair value at that date. The Company changed the measurement date of the plan to September 30 beginning in 1995. This change did not have a material impact to the financial results of the Company.

     Noble Drilling (U.K.) Limited, a wholly owned subsidiary of Noble Drilling, maintains a pension plan which covers all of its salaried, nonunion employees. Benefits are based on credited service and the average of the highest three years of qualified salary within the past ten years of participation. In connection with the acquisition of Neddrill, approximately 55 salaried administrative employees and 730 offshore/field personnel became employees of the Company. At July 1, 1996, the accumulated benefit obligations relating to these employees were fully funded pursuant to the terms of the Neddrill purchase agreement.

     Pension cost includes the following components:

                                                                YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------------------------------------
                                            1996                         1995                         1994
                                 ------------------------     ------------------------     ------------------------
                                 INTERNATIONAL  DOMESTIC     INTERNATIONAL   DOMESTIC      INTERNATIONAL   DOMESTIC
                                 ------------- ----------    -------------   ---------     -------------  ---------
Service costs (benefits earned
  during the year)............   $     523     $    1,589     $     581      $   1,201     $      544     $     758
Interest cost on projected
  benefit obligation..........         726          2,023           702          1,890            607         1,698
Actual return on assets.......        (928)        (4,500)         (870)        (2,439)          (787)        1,806
Amortization of net (gain)
  loss at January 1...........         (55)         2,607           (44)           757            (77)       (3,758)
                                 ---------     ----------     ---------      ---------     ----------     ---------
Net pension expense...........   $     266     $    1,719     $     369      $   1,409     $      287     $     504
                                 =========     ==========     =========      =========     ==========     =========

     The funded status of the plans is as follows:

                                                                                    DECEMBER 31,
                                                             ------------------------------------------------------
                                                                         1996                         1995
                                                             ------------------------     -------------------------
                                                             INTERNATIONAL   DOMESTIC     INTERNATIONAL    DOMESTIC
                                                             -------------   --------     -------------    --------
Actuarial present value of benefit obligations
  Vested benefits..........................................   $  (8,756)     $ (21,869)    $   (7,449)    $ (21,359)
  Nonvested benefits.......................................           -           (988)             -          (780)
                                                              ---------      ---------     ----------     ---------
  Accumulated benefits.....................................      (8,756)       (22,857)        (7,449)      (22,139)
  Effect of projected future compensation levels...........      (1,389)        (4,269)        (1,114)       (3,982)
                                                              ---------      ---------     ----------     ---------
Projected benefits.........................................     (10,145)       (27,126)        (8,563)      (26,121)
Plan assets at fair value..................................      11,880         27,856          9,725        21,274
                                                              ---------      ---------     ----------     ---------
Plan assets in excess (shortfall) of projected benefit
  obligations..............................................       1,735            730          1,162        (4,847)
Unrecognized net (loss) gain...............................      (2,169)         5,431         (1,831)        9,708
Unrecognized prior service cost............................           -            (59)             -           (69)
Unrecognized transition obligation (asset).................          95         (1,053)           107        (1,509)
Additional liability.......................................           -              -              -        (3,403)
                                                              ---------      ---------     ----------     ---------
(Accrued liability) prepaid asset .........................   $    (339)     $   5,049     $     (562)    $    (120)
                                                              =========      =========     ==========     =========

     In accordance with SFAS No. 87, Employers' Accounting for Pensions, the Company recorded an additional minimum liability of $3,403,000 at December 31, 1995. This liability represents the excess of the accumulated benefit obligations over the fair value of plan assets and accrued pension liabilities of the domestic salaried pension plan. This additional minimum pension liability is reported as a separate reduction of shareholders' equity.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


     The projected benefit obligations for the international and domestic plans were determined using an assumed discount rate of 8.25 percent and 7.5 percent, respectively, in 1996, 8.5 percent and 7.5 percent, respectively, in 1995 and
9.0 percent and 8.5 percent, respectively, in 1994. Assumed long-term rate of return on international plan assets was 9.0 percent, 9.25 percent and 9.75 percent in 1996, 1995 and 1994, respectively. Assumed long-term rate of return on domestic plan assets was 9.0 percent in each of the years presented. The projected benefit obligations for the international plan assume a compensation increase of 6.0 percent, 6.25 percent and 6.75 percent in 1996, 1995 and 1994, respectively, and 6.0 percent per annum for the domestic plan in each of the years presented.

     The Company presently sponsors medical and other plans for the benefit of its employees. The cost of maintaining these plans aggregated $8,912,000, $6,628,000 and $5,500,000 in 1996, 1995 and 1994, respectively.

     The Company does not provide post-retirement benefits (other than pensions) or any post-employment benefits to its employees.

NOTE 11 -- COMMITMENTS, CONTINGENCIES AND OBLIGATIONS

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

     The Company is involved in certain claims and litigation resulting from personal injury, and from time to time, performance of contract services and property damage. The Company has accrued for the anticipated cost of settlement of these claims. In the opinion of management, uninsured losses, if any, will not be material to the Company's financial position or results of operations.

     At December 31, 1996, the Company had certain noncancellable long-term operating leases, principally for office space and facilities, with various expiration dates. Total lease expense incurred under noncancellable operating leases was approximately $4,377,000, $1,918,000 and $1,200,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum rentals under sub-leases aggregate $5,583,000 for 1997, $5,456,000 for 1998, $5,350,000
for 1999, $5,318,000 for each of the years 2000 and 2001, and $29,054,000 thereafter.

NOTE 12 -- SUPPLEMENTAL LOSS PER SHARE DISCLOSURE

     Assuming that all shares of $2.25 Preferred Stock had been converted on January 1, 1995, the supplemental primary net loss applicable to common shares per share for the year ended December 31, 1995 would have changed from $0.08 to $0.06. Supplemental fully diluted net loss applicable to common shares per share for the year ended December 31, 1995 is the same as supplemental primary net loss applicable to common shares per share since the effect of the conversion is anti-dilutive.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


NOTE 13 -- UNAUDITED INTERIM FINANCIAL DATA

        Unaudited interim financial information for the years ended December 31, 1996 and 1995 is as follows:

                                                                                    QUARTER ENDED
                                                              -------------------------------------------------------
1996                                                             MAR. 31       JUNE 30       SEPT. 30        DEC. 31
                                                              ------------   -----------   ------------   -----------
Operating revenues.........................................   $    104,757   $   109,686   $    158,072   $   141,738
Operating income (1)(2)....................................   $     14,097   $    20,413   $     30,549   $    47,492
Income before extraordinary charge.........................   $     10,726   $    16,253   $     25,221   $    27,097
Extraordinary charge, net of tax (3).......................              -             -              -   $      (660)
Net income (4).............................................   $     10,726   $    16,253   $     25,221   $    26,437
Preferred stock dividends..................................   $     (1,511)  $    (1,509)  $     (1,509)  $    (1,511)
Net income applicable to common shares ....................   $      9,215   $    14,744   $     23,712   $    24,926
Net income applicable to common shares
   per share (1)(2)(3)(4)..................................   $       0.10   $      0.15   $       0.19   $      0.20


                                                                                    QUARTER ENDED
                                                              -------------------------------------------------------
1995                                                             MAR. 31       JUNE 30       SEPT. 30        DEC. 31
                                                              ------------   -----------   ------------   -----------
Operating revenues.........................................   $     85,096   $    73,985   $     84,652   $    84,235
Operating income (loss) (5)................................   $      2,013   $    (2,303)  $      3,240   $     9,328
Net income (6).............................................   $       (661)  $    (4,338)  $      2,315   $     4,278
Preferred stock dividends..................................   $     (2,670)  $    (1,509)  $     (1,509)  $    (1,511)
Net (loss) income applicable to common shares .............   $     (3,331)  $    (5,847)  $        806   $     2,767
Net (loss) income applicable to common shares
   per share (5)(6)(7).....................................   $      (0.06)  $     (0.07)  $       0.01   $      0.03

------------------

(1) Included in the quarter ended March 31, 1996, were non-recurring items consisting of $7,600,000 ($0.08 per share) of impairment charges and $7,527,000 ($0.08 per share) of gains on sales of posted barge rigs.
(2) Included in the quarter ended December 31, 1996, were non-recurring items consisting of $45,414,000 ($0.36 per share) of gain on the sale of the land drilling assets partially offset by $10,200,000 ($0.08 per share) of impairment charges, excluding a reduction of $289,000 relating to minority interest, $14,808,000 ($0.12 per share) of inventory charges and $3,350,000 ($0.03 per share) of adjustments to depreciation.
(3) Included in the quarter ended December 31, 1996, is an extraordinary charge of $660,000, net of taxes of $355,000, related to the purchase of $11,000,000 principal amount of the Company's 9 1/4% Senior Notes. See Note 5.
(4) Included in the quarter ended December 31, 1996, were taxes of $16,259,000 ($0.13 per share) related to the gain on the sale of the land drilling assets.
(5) Included in the quarters ended March 31, June 30, September 30 and December 31, 1995 were $1,116,000 ($0.01 per share), $1,116,000 ($0.01 per share), $1,116,000 ($0.01 per share) and $2,812,000 ($0.03 per share), respectively, related to the effect of change in estimates of salvage values and remaining depreciable lives. See Note 1.
(6) Included in the quarters ended September 30, 1995 and December 31, 1995 were $800,000 ($0.01 per share) and $1,300,000 ($0.01 per share), respectively, of separate return year loss carryback benefit related to Triton. See Note 9. Included in the quarter ended December 31, 1995 is a credit of $1,078,000 ($0.01 per share) related to the adjustment of the Triton acquisition contingency. Included in the quarter ended December 31, 1995 is a charge of $1,778,000 ($0.02 per share) related to the mobilization of a jackup rig to west Africa. See Note 1.
(7) Included in the quarter ended March 31, 1995 is the $0.02 per share impact of the $1,524,000 Preferred Conversion Payment made in conjunction with the conversion of 923,862 shares of $2.25 Preferred Stock into common stock. See Note 7.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


NOTE 14 -- GEOGRAPHICAL INFORMATION

                                                                                      YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                1996           1995          1994
                                                                             ---------     ----------     ---------
Operating revenues
  Domestic................................................................   $ 259,745     $  165,391     $ 181,950
  International
    Argentina.............................................................       4,617              -             -
    Brazil................................................................       8,722              -             -
    Canada................................................................      10,107         13,929        20,059
    Congo.................................................................       2,353              -             -
    Denmark...............................................................      11,414              -             -
    India ................................................................       5,443          3,771         2,041
    Mexico................................................................       9,807          9,398        21,269
    Nigeria...............................................................      57,158         45,860        44,195
    Qatar.................................................................      15,825          2,452             -
    The Netherlands.......................................................      29,350              -             -
    United Kingdom........................................................      52,297         37,891        39,939
    Venezuela.............................................................      38,723         40,223        34,155
    Zaire.................................................................       8,692          8,860         7,781
    Other.................................................................           -            193           599
                                                                             ---------     ----------     ---------
Total.....................................................................   $ 514,253     $  327,968     $ 351,988
                                                                             =========     ==========     =========


                                                                                      YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                1996          1995           1994
                                                                             ---------     ----------     ---------
Operating income (loss)
  Domestic................................................................   $  90,413     $   (5,239)    $   5,006
  International
    Argentina.............................................................      (1,755)             -             -
    Brazil................................................................      (1,183)             -             -
    Canada................................................................       9,899          2,521         4,549
    Congo.................................................................        (835)             -             -
    Denmark...............................................................       1,831              -             -
    India.................................................................         882            283          (676)
    Mexico................................................................       1,894             94         5,434
    Nigeria...............................................................      (6,703)         3,597         1,727
    Qatar.................................................................      (6,756)        (2,455)            -
    The Netherlands.......................................................       8,313              -             -
    United Kingdom .......................................................      12,132          4,766         3,505
    Venezuela.............................................................       5,819          7,178         6,289
    Zaire ................................................................          68          2,139         1,613
    Other ................................................................      (1,468)          (606)         (426)
                                                                             ---------     ----------     ---------
Total.....................................................................   $ 112,551     $   12,278     $  27,021
                                                                             =========     ==========     =========


                                                                                           DECEMBER 31,
                                                                             --------------------------------------
                                                                                1996          1995           1994
                                                                             ---------     ----------     ---------
Identifiable assets
  Domestic................................................................   $ 515,810     $  313,237     $ 404,010
  International
    Argentina.............................................................      48,936              -             -
    Brazil................................................................      57,833              -             -
    Canada................................................................       8,077         13,206        12,421
    Congo.................................................................      40,038              -             -
    Denmark...............................................................      43,375              -             -
    India.................................................................      81,749         21,104        20,912
    Mexico................................................................      30,817         32,328        51,167
    Nigeria...............................................................     110,357        179,934       138,716
    Qatar.................................................................      85,358         37,506             -
    The Netherlands.......................................................     153,479              -             -
    United Kingdom........................................................      70,565         15,051        14,147
    Venezuela.............................................................      85,988         84,042        73,977
    Zaire.................................................................      25,571         25,023        22,833
    Other.................................................................       9,454         21,099         1,706
                                                                             ---------     ----------     ---------
Total.....................................................................   $1,367,407    $  742,530     $ 739,889
                                                                             ==========    ==========     =========

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

     There were no customers who accounted for more than 10 percent of the Company's consolidated operating revenues during 1996. Customer A accounted for approximately 11 percent of the Company's consolidated operating revenues during 1995. Customer B accounted for approximately 11 percent of the Company's consolidated operating revenues during 1994.

NOTE 15 -- SUBSEQUENT EVENT

     On February 19, 1997, the Company signed a definitive agreement to sell 12 mat supported jackup rigs to Pride Petroleum Services, Inc. ("Pride"). The sale will also include the hull of one former mat supported jackup rig (Linn Richardson) which has had all drilling machinery and equipment removed. The sales price is $265,000,000 in cash. The closing of the transaction, which is subject to receipt of financing by Pride, satisfaction of Hart-Scott-Rodino Antitrust Improvements Act governmental clearance and routine closing conditions, is scheduled to occur on June 3, 1997. Pride has deposited $20,000,000 of the purchase price into an escrow account which is payable to the Company in the event Pride does not obtain its financing or is unable to complete the acquisition by June 30, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in Noble Drilling's proxy statement for the annual meeting of stockholders to be held on April 24, 1997 (the "1997 Proxy Statement"), set forth certain information with respect to the directors of Noble Drilling and with respect to reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference.

     Certain information with respect to the executive officers of Noble Drilling is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.    EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" appearing in the 1997 Proxy Statement sets forth certain information with respect to the compensation of management of Noble Drilling, and, except for the report of the compensation committee of the board of directors of Noble Drilling on executive compensation and the information therein under "Performance Graph," is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing in the 1997 Proxy Statement set forth certain information with respect to the ownership of voting securities and equity securities of Noble Drilling, and are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.


                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          (1) A list of the financial statements filed as a part of this report is set forth in Item 8 on page 23 and is incorporated herein by reference.

          (2)  Financial Statement Schedules:

               All schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

          (3)  Exhibits:

               The information required by this Item 14(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K.

          (4) Financial Statements required by Form 11-K for the fiscal year ended December 31, 1996, with respect to the Noble Drilling Corporation Thrift Plan (to be filed by amendment).

     (b) One report on Form 8-K/A was filed by the Company during the quarter ended December 31, 1996. A report on Form 8-K/A dated December 30, 1996, which reported the sale of the land drilling assets to Nabors Industries, Inc., was filed on the date thereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NOBLE DRILLING CORPORATION


Date: March 27, 1997                       By:  JAMES C. DAY
                                              -------------------------------
                                              James C. Day, Chairman, President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following individuals on behalf of the Registrant and in the capacities and on the dates indicated.


   SIGNATURE                   CAPACITY IN WHICH SIGNED                               DATE
--------------------   -------------------------------------------------------   -------------
JAMES C. DAY           Chairman, President and Chief                             March 27, 1997
--------------------   Executive Officer and Director
James C. Day



BYRON L. WELLIVER      Senior Vice President - Finance, Treasurer and            March 27, 1997
--------------------   Controller (Principal Financial and Accounting Officer)
Byron L. Welliver



MICHAEL A. CAWLEY      Director                                                  March 27, 1997
--------------------
Michael A. Cawley



LAWRENCE J. CHAZEN     Director                                                  March 27, 1997
--------------------
Lawrence J. Chazen



TOMMY C. CRAIGHEAD     Director                                                  March 27, 1997
--------------------
Tommy C. Craighead



JAMES L. FISHEL        Director                                                  March 27, 1997
--------------------
James L. Fishel



MARC E. LELAND         Director                                                  March 27, 1997
--------------------
Marc E. Leland



BILL M. THOMPSON       Director                                                  March 27, 1997
--------------------
Bill M. Thompson

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                              EXHIBIT
 ------  -------------------------------------------------------------------
 2.1 Assets Purchase Agreement dated as of August 20, 1993 (the "Western Assets Purchase Agreement"), between the Registrant and The Western Company of North America (filed as Exhibit 2.1 to the Registrant's Registration Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

 2.2 Agreement dated as of October 7, 1993, among the Registrant, Noble Drilling (U.S.) Inc., Noble International Limited, The Western Company of North America and Offshore International Ltd., amending the Western Assets Purchase Agreement (filed as Exhibit 2.2 to the Registrant's Form 8-K dated October 15, 1993 and incorporated herein by reference).

 2.3 Assets Purchase Agreement dated as of August 20, 1993 (the "Portal Assets Purchase Agreement"), between the Registrant and Portal Rig Corporation (filed as Exhibit 2.3 to the Registrant's Registration Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

 2.4 Agreement dated as of October 25, 1993, among the Registrant, Noble (Gulf of Mexico) Inc. and Portal Rig Corporation, amending the Portal Assets Purchase Agreement (filed as Exhibit 2.5 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

 2.5 Stock Purchase Agreement dated April 22, 1994 among Joseph E. Beall, George H. Bruce, Triton Engineering Services Company and the Registrant (filed as Exhibit 2.1 to the Registrant's Form 8-K dated May 6, 1994 and incorporated herein by reference).

 2.6 Agreement and Plan of Merger dated June 13, 1994 among the Registrant, Chiles Offshore Corporation and Noble Offshore Corporation (filed as Appendix I to the joint proxy statement/prospectus of the Registrant and Chiles Offshore Corporation dated August 12, 1994 constituting
         Part I of the Registration Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

 2.7 Agreement of Sale and Purchase dated as of April 25, 1996 between the Registrant and Royal Nedlloyd N.V. and Neddrill Holding B.V. (filed as
         Exhibit 2.1 to the Registrant's Registration Statement on Form S-3 (No. 333-2927) and incorporated herein by reference).

 2.8 Asset Purchase Agreement dated November 15, 1996 by and between the Registrant, Noble Properties, Inc. and Noble Drilling (Canada) Ltd. and Nabors Industries, Inc. (filed as Exhibit 2.1 to the Registrant's Form 8-K/A dated December 13, 1996 and incorporated herein by reference).

 2.9 Agreement dated December 13, 1996 by and among the Registrant, Noble Properties, Inc., Noble Drilling (Canada) Ltd., Noble Drilling (U.S.) Inc., and Noble Drilling Land Limited and Nabors Industries, Inc., Nabors Drilling USA, Inc. and Nabors Drilling Limited (filed as
         Exhibit 2.2 to the Registrant's Form 8-K dated December 13, 1996 and incorporated herein by reference).

 2.10 Asset Purchase Agreement dated as of February 19, 1997 between the Registrant, Noble Drilling (U.S.) Inc., Noble Offshore Corporation, Noble Drilling (Mexico) Inc. and NN-1 Limited Partnership and Pride Petroleum Services, Inc.

 3.1     Restated Certificate of Incorporation of the Registrant dated
         August 29, 1985 (filed as Exhibit 3.7 to the Registrant's Registration Statement on Form 10 (No. 0-13857) and incorporated herein by reference).

 3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated May 5, 1987 (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

 3.3 Certificate of Amendment of Certificate of Incorporation of the Registrant dated July 31, 1991 (filed as Exhibit 3.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

 3.4 Certificate of Designations of $1.50 Convertible Preferred Stock, par value of $1.00 per share, of the Registrant, dated as of September 15, 1994 (filed as Exhibit 3.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

 3.5 Certificate of Amendment of Certificate of Incorporation of the Registrant dated September 15, 1994 (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995 and incorporated herein by reference).

 3.6 Certificate of Designations of Series A Junior Participating Preferred Stock, par value $1.00 per share, of the Registrant dated as of June 29, 1995 (filed as Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended June 30, 1995 and incorporated herein by reference).

 3.7 Certificate of Elimination of shares of $1.50 Convertible Preferred Stock of the Registrant dated March 21, 1997.

 3.8 Composite copy of the Bylaws of the Registrant as currently in effect (filed as Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended June 30, 1995 and incorporated herein by reference).

 4.1 Indenture governing the 9 1/4% Senior Notes Due 2003 (including form of Note)(filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

 4.2 Rights Agreement dated as of June 28, 1995 between the Registrant and Liberty Bank and Trust Company of Oklahoma City, N.A. (filed as
         Exhibit 4 to the Registrant's Form 8-K dated June 30, 1995 and incorporated herein by reference).

 4.3 Indenture dated as of July 1, 1996 governing the 9 1/8% Senior Notes due 2006 (including form of Note) (filed as Exhibit 4.1 to the Registrant's Form 8-K dated July 1, 1996 and incorporated herein by reference).

10.1 Limited Partnership Agreement between the Registrant and National Enerdrill Corporation dated as of January 16, 1992 (filed as Exhibit
         10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

10.2* Noble Drilling Corporation 1991 Stock Option and Restricted Stock Plan (as amended and restated on January 30, 1997, subject to the approval of stockholders except for Section 9(a)(i)(x)).

10.3*    Noble Drilling Corporation 1987 Stock Option Plan (filed as Exhibit
         10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1986, as amended, and incorporated herein by reference).

10.4* Directors' Option Agreement dated October 29, 1987, between the Registrant and Michael A. Cawley (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference).

10.5     Amended and Restated Letter of Credit Agreement, dated as of
         October 25, 1993, among Portal Rig Corporation, Noble (Gulf of Mexico) Inc., NationsBank of Texas, N.A., as agent and as one of the "Banks" thereunder, and Marine Midland Bank, N.A., Bank of America National Trust and Savings Association, and Norwest Bank Minnesota, National Association (collectively, the "Banks") (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.6 Assignment, Assumption and Amended and Restated Preferred Ship Mortgage, dated October 25, 1993, by Noble (Gulf of Mexico) Inc. to the Banks (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.7 Security Agreement and Assignment, dated October 25, 1993, by Noble (Gulf of Mexico) Inc. to the Banks (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.8 Noble Support Agreement, dated October 25, 1993, among the Registrant and the Banks (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended
         September 30, 1993 and incorporated herein by reference).

10.9* Noble Drilling Corporation 1992 Nonqualified Stock Option Plan for Non-Employee Directors (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (No. 33-62394) and incorporated herein by reference).

10.10 Registration Agreement dated April 22, 1994 between the Registrant and Joseph E. Beall (filed as Exhibit 10.1 to the Registrant's Form 8-K dated May 6, 1994 and incorporated herein by reference).

10.11 Employment Agreement dated April 22, 1994 between Triton Engineering Services Company and Joseph E. Beall (filed as Exhibit 10.2 to the Registrant's Form 8-K dated May 6, 1994 and incorporated herein by reference).

10.12 Credit Agreement dated as of June 16, 1994 among the Registrant, First Interstate Bank of Texas, N.A., in its individual capacity and as agent, and Credit Lyonnais Cayman Island Branch (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

10.13 Revolving Credit Note dated June 16, 1994 of the Registrant in the amount of $12,500,000 in favor of Credit Lyonnais Cayman Island Branch (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

10.14 Revolving Credit Note dated June 16, 1994 of the Registrant in the amount of $12,500,000 in favor of First Interstate Bank of Texas, N.A. (filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

10.15 Guaranty Agreement dated as of June 16, 1994 by and among Noble Drilling (U.S.) Inc., Noble Drilling (West Africa) Inc. and Noble Drilling (Mexico) Inc. (filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

10.16 Registration Rights Agreement dated as of September 15, 1994 between the Registrant and P.A.J.W. Corporation (filed as Exhibit 10.1 to the Registrant's Form 10-Q for the three month period ended September 30, 1994 and incorporated herein by reference).

10.17* Amendment No. 1 to the Noble Drilling Corporation 1992 Nonqualified Stock Option Plan for Non-Employee Directors dated as of July 28, 1994 (filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.18 Guarantee dated August 26, 1994 between the Registrant and Hibernia Management and Development Company Ltd. (filed as Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.19* Noble Drilling Corporation Amended and Restated Thrift Restoration Plan (filed as Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.20* Noble Drilling Corporation Retirement Restoration Plan dated April 27, 1995 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995 and incorporated herein by reference).

10.21*   Noble Drilling Corporation Short-Term Incentive Plan (revised
         April 1996).

10.22 First Amendment dated as of June 30, 1995 to Credit Agreement dated as of June 16, 1994 among the Registrant, First Interstate Bank of Texas, N.A., in its individual capacity and as Agent, and Credit Lyonnais Cayman Island Branch (filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.23 Second Amendment dated as of February 28, 1996 to Credit Agreement dated as of June 16, 1994 among the Registrant, First Interstate Bank of Texas, N.A., in its individual capacity and as Agent, and Credit Lyonnais Cayman Island Branch (filed as Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.24* Form of Indemnity Agreement entered into between the Registrant and each of the Registrant's directors and bylaw officers (filed as Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.25 Registration Rights Agreement dated as of July 1, 1996 between the Registrant and Royal Nedlloyd N.V.

10.26* Noble Drilling Corporation Equity Compensation Plan for Non-Employee Directors (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1996 and incorporated herein by reference).

21.1     Subsidiaries of the Registrant.

23.1     Consent of Price Waterhouse LLP.

27       Financial Data Schedule.

---------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.