Form 10-Q
period 1997-03-31
NOBLE DRILLING CORP
filed 1997-05-15
CIK 777201

=============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

        /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

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

  Number of shares of Common Stock outstanding as of May 9, 1997:  132,453,295

=============================================================================

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                        MARCH 31,   DECEMBER 31,
                                                          1997         1996
                                                      ------------  ------------
CURRENT ASSETS
    Cash and cash equivalents........................  $   96,995     $  149,632
    Restricted cash..................................          --          2,000
    Investment in marketable equity securities.......       2,533          2,533
    Investment in marketable debt securities.........      17,370         19,296
    Accounts receivable (net of allowance of $583
        and $1,494)..................................     121,774        101,619
    Costs of uncompleted contracts in excess of
        billings.....................................      13,599         18,505
    Inventories......................................       4,812          3,287
    Assets held for sale (see Note 6)................      62,396             --
    Deferred income taxes............................      39,248         39,248
    Prepaid expenses.................................      24,029         19,572
    Other current assets.............................      30,847         32,785
                                                       ----------     ----------
        Total current assets.........................     413,603        388,477
                                                       ----------     ----------
PROPERTY AND EQUIPMENT
    Drilling equipment and facilities................   1,102,052      1,176,145
    Other............................................      26,265         27,924
                                                       ----------     ----------
                                                        1,128,317      1,204,069
    Accumulated depreciation.........................    (200,706)      (247,035)
                                                       ----------     ----------
                                                          927,611        957,034
                                                       ----------     ----------
INVESTMENT IN AND NOTES RECEIVABLE FROM AFFILIATES...      13,528          9,188
OTHER ASSETS.........................................      10,440         12,708
                                                       ----------     ----------
                                                       $1,365,182     $1,367,407
                                                       ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current installments of long-term debt...........  $      161     $    3,622
    Accounts payable.................................      71,896         66,906
    Other current liabilities........................      77,458         80,972
                                                       ----------     ----------
        Total current liabilities....................     149,515        151,500
LONG-TERM DEBT.......................................     209,445        239,506
DEFERRED INCOME TAXES................................      56,163         50,331
OTHER LIABILITIES....................................       1,274            821
                                                       ----------     ----------
                                                          416,397        442,158
                                                       ----------     ----------
SHAREHOLDERS' EQUITY
    Common stock, $0.10 par value....................      13,248         13,219
    Capital in excess of par value...................     918,113        916,004
    Retained earnings (accumulated deficit)..........      20,739         (1,205)
    Other............................................      (3,315)        (2,769)
                                                       ----------     ----------
                                                          948,785        925,249
                                                       ----------     ----------
COMMITMENTS AND CONTINGENCIES........................          --             --
                                                       ----------     ----------
                                                       $1,365,182     $1,367,407
                                                       ==========     ==========

          See accompanying notes to the interim financial statements.

                                                                      FORM 10-Q

                 NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                 (Unaudited)



                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                             1997                1996
                                                                           --------            --------
OPERATING REVENUES
   Contract drilling services ............................................ $113,379            $ 60,250
   Labor contract drilling services ......................................    9,352               7,994
   Turnkey drilling services .............................................   43,028              33,055
   Engineering and consulting services ...................................      863               1,762
   Other revenue .........................................................    2,093               1,696
                                                                           --------            --------
                                                                            168,715             104,757
                                                                           --------            --------
OPERATING COSTS AND EXPENSES
   Contract drilling services ............................................   54,330              38,536
   Labor contract drilling services ......................................    6,557               5,925
   Turnkey drilling services .............................................   36,713              23,206
   Engineering and consulting services ...................................      561               1,097
   Other expense .........................................................    1,201                 900
   Depreciation and amortization .........................................   17,576               8,930
   Selling, general and administrative ...................................   16,312              12,025
   Gains on sales of property and equipment, net of impairments ..........        -                  73
   Minority interest .....................................................      403                 (32)
                                                                           --------            --------
                                                                            133,653              90,660
                                                                           --------            --------

OPERATING INCOME .........................................................   35,062              14,097

OTHER INCOME (EXPENSE)
   Interest expense ......................................................   (5,457)             (3,176)
   Interest income .......................................................    1,887                 825
   Other, net ............................................................      858                 483
                                                                           --------            --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE ......................   32,350              12,229

INCOME TAX PROVISION .....................................................   (8,702)             (1,503)
                                                                           --------            --------
INCOME BEFORE EXTRAORDINARY CHARGE .......................................   23,648              10,726

EXTRAORDINARY CHARGE, NET OF TAX .........................................   (1,704)                  -
                                                                           --------            --------
NET INCOME ...............................................................   21,944              10,726

PREFERRED STOCK DIVIDENDS  ...............................................        -              (1,511)
                                                                           --------            --------
NET INCOME APPLICABLE TO COMMON SHARES ................................... $ 21,944            $  9,215
                                                                           ========            ========
NET INCOME APPLICABLE TO COMMON SHARES PER SHARE:
    Income before extraordinary charge ................................... $   0.17            $   0.10
    Extraordinary charge .................................................    (0.01)                  -
                                                                           --------            --------
    Net income applicable to common shares per share ..................... $   0.16            $   0.10
                                                                           ========            ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ...............................  134,415              95,782

          See accompanying notes to the interim financial statements.

                                                                       FORM 10-Q

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                        1997               1996
                                                      --------            -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.......................................   $ 21,944          $ 10,726
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ...............     17,576             8,930
      Gain on sales of property and equipment......          -            (7,716)
      Deferred income tax provision ...............      5,832                 -
      Impairment charge............................          -             7,600
      Extraordinary charge, net of tax ............      1,704                 -
      Other .......................................      1,078               654
      Changes in current assets and liabilities:
        Accounts receivable .......................    (20,639)          (13,294)
        Other assets ..............................      5,202            (1,612)
        Accounts payable ..........................      5,088             3,669
        Other liabilities .........................     (1,559)            9,079
                                                      --------          --------
        Net cash provided by operating activities..     36,226            18,036
                                                      --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment...............    (50,658)          (42,171)
  Proceeds from sale of property and equipment.....          -            14,521
  Investment in and notes receivable from
    affiliates ....................................     (4,320)                -
  Proceeds from sale of marketable debt securities.      1,928             1,596
                                                      --------          --------
        Net cash used by investing activities .....    (53,050)          (26,054)
                                                      --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt .......................    (36,601)           (3,875)
  Dividends paid on preferred stock ...............          -            (1,509)
  Issuance of common stock ........................        959               456
  Purchase of shares returned to treasury .........          -            (2,052)
  Proceeds from short-term debt ...................          -               400
                                                      --------          --------
        Net cash used by financing activities .....    (35,642)           (6,580)
                                                      --------          --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ...........       (171)             (371)
                                                      --------          --------
DECREASE IN CASH AND CASH EQUIVALENTS .............    (52,637)          (14,969)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....    149,632            41,307
                                                      --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........   $ 96,995          $ 26,338
                                                      ========          ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
      Interest ...................................    $  6,599          $    177
      Income taxes ...............................    $    929          $      -

          See accompanying notes to the interim financial statements.

                                                                     FORM 10-Q


                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

     (Dollar amounts in tables are in thousands, except per share amounts)
                                  (Unaudited)


NOTE 1 -- BASIS OF ACCOUNTING

        The accompanying condensed consolidated financial statements of Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions among Noble Drilling and its consolidated subsidiaries have been eliminated. The condensed consolidated financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        On July 1, 1996, the Company completed the acquisition from Royal Nedlloyd N.V. ("Nedlloyd") and its wholly owned subsidiary, Neddrill Holding B.V., of Nedlloyd's offshore drilling division, Neddrill ("Neddrill"). The Company's condensed consolidated financial statements include the results of Neddrill from July 1, 1996.

        Certain reclassifications have been made in prior year condensed consolidated financial statements to conform to the classifications used in the 1997 condensed consolidated financial statements. These reclassifications have no impact on net income or loss.

NOTE 2 -- ACQUISITIONS

        On July 1, 1996, the Company completed its agreement with Nedlloyd to acquire the assets utilized in the offshore contract drilling, accommodation and other gas exploration and production related service businesses of Neddrill.

        The following table provides selected consolidated financial information for the Company on a pro forma basis assuming that the Neddrill acquisition had occurred on January 1, 1996. The pro forma information set forth below is not necessarily indicative of what the Company's results of operations would have been had the transaction been consummated as of January 1, 1996, nor is such information necessarily indicative of the Company's future results of operations.

                                                           Three Months Ended
                                                             March 31, 1996
                                                           ------------------
                                                               (Unaudited)
Operating revenues .........................................    $  146,193
Net income applicable to common shares .....................    $   14,304
Net income applicable to common shares per share ...........    $     0.12

NOTE 3 -- INVESTMENT IN AND NOTES RECEIVABLE FROM AFFILIATES

        The Company owns a 41 percent interest in Arktik Drilling Ltd., Inc. ("Arktik") and accounts for this investment using the equity method. Arktik is a Bahamian joint venture company that owns and operates the drillship Neddrill Muravlenko. The investment balance at March 31, 1997 was $410,000 and equity in earnings was not material for the three months ended March 31, 1997.

                                                                     FORM 10-Q


                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

     (Dollar amounts in tables are in thousands, except per share amounts)


         The Neddrill Muravlenko is currently undergoing refurbishment and is expected to be available for workover operations in the latter part of the second quarter of 1997. Upon installation of a blowout preventer, the rig will begin drilling operations with Petroleo Brasiliero S.A. ("Petrobras") under a five-year contract, with a one-year option to Petrobras, in the latter part of the third quarter of 1997. The refurbishment is expected to cost approximately $42,500,000. As of March 31, 1997, the Company has funded $13,118,000 to Arktik, which represents 50 percent of the refurbishment cost incurred. Arktik has negotiated a credit agreement which provides for repayment of approximately 65 percent of the amount funded by the Company once drilling operations begin. The remaining 35 percent of the amount funded by the Company will be repaid by Arktik over the term of the Petrobras contract. As of March 31, 1997, the Company has funded $6,758,000 to Arktik on behalf of one of the other joint venturers. Such amount is included in "Other current assets" in the accompanying Condensed Consolidated Balance Sheet at March 31, 1997. Approximately $5,000,000 of the amount funded by the Company had been repaid by the other joint venturer as of April 30, 1997.

NOTE 4 -- DEBT

        During the first quarter of 1997, the Company purchased $29,555,000 principal amount of its 9 1/4% Senior Notes due 2003 (the "9 1/4% Senior Notes"), which resulted in an extraordinary charge of $1,704,000, net of taxes of $918,000. The extraordinary charge represents the difference between the acquisition price and the net carrying value of the notes, including unamortized debt issue costs. After giving effect to the purchase, the Company had $84,445,000 principal amount of 9 1/4% Senior Notes outstanding at March 31, 1997. On March 31, 1997, the Company redeemed the remaining $1,026,000 principal amount of U.S. Government Financing Sinking Fund Bonds.

NOTE 5 -- EARNINGS PER SHARE

        In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"), which established new guidelines for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. If FAS 128 had been in effect for the three-month periods ended March 31, 1997 and 1996, net income per common share would be unchanged.

NOTE 6 -- SUBSEQUENT EVENTS

        On May 14, 1997, the Company commenced a tender offer to purchase for cash all the $84,445,000 principal amount then outstanding of its 9 1/4% Senior Notes. Under the terms of the offer, the Company will purchase the outstanding 9 1/4% Senior Notes at a price determined by reference to a fixed spread of 15 basis points over the yield to maturity of United States Treasury 6% Notes due September 30, 1998 at 3:00 p.m., New York City time, on June 10, 1997 (of which an amount equal to 1% of the principal amount shall constitute a consent payment that will be paid for 9 1/4% Senior Notes tendered at or prior to 5:00 p.m., New York City time, on May 29, 1997), plus accrued and unpaid interest up to (but excluding) the date of payment of such purchase price. In connection with the tender offer, the Company is also seeking consents from holders of 9 1/4% Senior Notes to certain proposed amendments to the Indenture governing the 9 1/4% Senior Notes. The offer will expire at 5:00 p.m., New York City time, on June 12, 1997, unless extended. Complete and detailed information regarding the offer is contained in the Company's Offer to Purchase and Consent Solicitation Statement dated May 14, 1997 which is being distributed to the holders of the 9 1/4% Senior Notes.

        On May 12, 1997, the Company announced that its Board of Directors has authorized the repurchase of up to 10,000,000 shares of the Company's common stock, or approximately eight percent of its outstanding common stock. The common stock purchases, if any, will be made from time to time on the open market or through privately negotiated transactions at prices determined by the Company.

        On May 7, 1997, the Company completed the sale of its 12 mat supported jackup rigs to Pride Petroleum Services, Inc. The sale also included the hull of one former mat supported jackup rig (Linn Richardson) which has had all drilling machinery and equipment removed. The sales price was $268,818,000 in cash.

        At March 31, 1997, the carrying value of the mat rigs was $62,396,000 and is classified as "Assets held for sale" in the accompanying Condensed Consolidated Balance Sheet. The carrying value is stated at the lower of cost or estimated net realizable value. Revenues, gross margin and operating income generated from the 12 mat supported jackup rigs were $23,933,000, $12,686,000 and $10,526,000, respectively, for the three months ended March 31, 1997.

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

OUTLOOK

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

        The increased demand and higher dayrates for offshore drilling rigs that began in 1995 has continued into 1997. The improvement in the markets was due in part to technological advances that expanded the opportunities for offshore exploration and development. The increased activity levels have resulted in demand sufficient enough to absorb virtually all of the rigs that are in working condition and being actively marketed in the major offshore oil and gas markets throughout the world.

        The Company believes that the current level of offshore drilling activity in the U.S. Gulf is sustainable for the remainder of 1997 unless there is a significant and unexpected deterioration in natural gas and oil prices. The international market is anticipated to remain strong in 1997, assuming oil prices remain at current levels and the respective political environments remain stable. Historically, the offshore contract drilling market has been highly competitive and cyclical, and the Company cannot predict the future level of demand for its drilling services nor the future conditions in the offshore contract drilling industry.

        The Company continues to enhance its fleet to meet customer demand for diverse drilling capabilities, including those required for deepwater and harsh environment operations. The Noble Bill Jennings and Noble Leonard Jones are being converted to independent leg cantilever drilling units with proprietary, extended reach cantilever design and water depth ratings of 390 feet. These rigs are scheduled to be available for work in the fourth quarter of 1997. The Noble Paul Romano, an Economic Value Advantage ("EVA-4000") design semisubmersible rig capable of drilling in 6,000 feet of water, is scheduled to complete its conversion in the spring of 1998 and will then go on contract for Shell Deepwater Development, Inc., an affiliate of Shell Oil Company. The Noble Paul Wolff, an EVA-4000 design semisubmersible conversion, which will be designed to operate in 8,900 feet of water, is scheduled to be completed in June 1998 for a six-year contract with Petroleo Brasiliero S.A. ("Petrobras"). The Noble Lewis Dugger, an independent leg cantilever drilling unit capable of drilling in 300 feet of water, recently

                                                                    FORM 10-Q

completed refurbishment and began operations in the Bay of Campeche in May 1997 under a two-year contract with Petroleos Mexicanos ("Pemex"). The Neddrill Trigon is scheduled to undergo refurbishment in July 1997 and to begin working under an 18-month contract in the North Sea in the latter part of the third quarter of 1997. The Neddrill Muravlenko is undergoing refurbishment and should be available for workover operations in the latter part of the second quarter of 1997. Upon installation of a blowout preventer, the rig is expected to begin drilling operations under a five-year contract with Petrobras in the latter part of the third quarter of 1997. Noble's Joe Alford, Lester Pettus and Fri Rodli are anticipated to be reactivated in 1997 with service availability dates scheduled in the fourth quarter of 1997.

        The Company anticipates a significant increase in the total number of turnkey well completions in 1997 as compared to 1996. For the year ended December 31, 1996, there were 28 turnkey well completions. Profitability under a turnkey contract is dependent upon keeping expenses within the estimates used by the Company in determining the contract price.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

    GENERAL

        Net income applicable to common shares for the first quarter of 1997 (the "Current Quarter") was $21,944,000, or $0.16 per share, on operating revenues of $168,715,000, compared to net income applicable to common shares of $9,215,000, or $0.10 per share, on operating revenues of $104,757,000 for the first quarter of 1996 (the "Comparable Quarter"). The increases in revenues and net income were due principally to increased rig utilization in the U.S. Gulf, significantly higher domestic and international average dayrates, the contribution by Neddrill, which was acquired on July 1, 1996, and contributions from the Noble Jimmy Puckett, Noble Kenneth Delaney and Noble Chuck Syring independent leg jackup rigs, which were acquired on December 24, 1996, September 4, 1996 and March 20, 1996, respectively. Results for the Current Quarter included an extraordinary charge of $1,704,000, net of tax of $918,000, or $0.01 per share, related to the Company's purchase of $29,555,000 principal amount of its 9 1/4% Senior Notes due 2003 (the "9 1/4% Senior Notes"). Results for the Comparable Quarter included gains on the sale of two posted barge rigs totaling $7,527,000, which were offset by an impairment charge of $7,600,000.

    RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

        The following table sets forth the average rig utilization rates, operating days and average dayrates for the Company's rig fleet for the three months ended March 31, 1997 and 1996:

                              AVERAGE RIG
                         UTILIZATION RATES(1)         OPERATING DAYS               AVERAGE DAYRATES
                         --------------------      --------------------       --------------------------
                          THREE MONTHS ENDED        THREE MONTHS ENDED            THREE MONTHS ENDED
                              MARCH 31,                 MARCH 31,                     MARCH 31,
                         --------------------      --------------------       --------------------------
                          1997(2)      1996        1997(2)        1996         1997(2)            1996
                         ---------    -------      -------       ------       ---------         --------
    International .......   92%         92%        2,341        1,343         $  33,089        $  22,563
    Domestic ............   99%         96%        1,223        1,165         $  29,369        $  19,957

-------------
(1) Information reflects the policy of the Company to report utilization rates based on the number of actively marketed rigs owned in the fleet. During the periods presented, the Company purchased and sold certain drilling rigs. Utilization rates for the periods prior to sales and purchases of such rigs have not been adjusted.

(2) Includes the results of Neddrill.

                                                                   FORM 10-Q

INTERNATIONAL OPERATIONS

        The following table sets forth the operating revenues and gross margin for the Company's international operations for the three months ended March 31, 1997 and 1996:

                                         REVENUES           GROSS MARGIN
                                   -------------------   -------------------
                                   THREE MONTHS ENDED    THREE MONTHS ENDED
                                        MARCH 31,             MARCH 31,
                                   -------------------   -------------------
                                     1997       1996       1997       1996
                                   --------   --------   --------   --------
                                                 (In thousands)
Contract drilling services
    Offshore.....................  $ 77,461   $ 30,302   $ 39,399   $ 12,157
    Land.........................        --      3,278         --        791
                                   --------   --------   --------   --------
Total contract drilling services.    77,461     33,580     39,399     12,948
Labor contract drilling services.     9,352      7,994      2,795      2,069
Turnkey contract drilling
    services.....................    14,346         --      5,780         --
Engineering and consulting
    services.....................       824      1,747        302        781
Other revenue....................     1,537      1,071      1,312        763
                                   --------   --------   --------   --------
        Total....................  $103,520   $ 44,392   $ 49,588   $ 16,561
                                   ========   ========   ========   ========

        OPERATING REVENUES. Offshore contract drilling services revenues increased $47,159,000 in the Current Quarter as compared to the Comparable Quarter. The increase is primarily attributable to the acquisitions of Neddrill and the Noble Jimmy Puckett, Noble Kenneth Delaney and Noble Chuck Syring jackup rigs. These acquisitions contributed $38,520,000 in contract drilling services revenues in the Current Quarter. The remaining increase is attributable to higher average dayrates in the Current Quarter as compared to the Comparable Quarter. In December 1996, the Company sold its land drilling assets. Land contract drilling services contributed $3,278,000 in revenues in the Comparable Quarter. Labor contract drilling services revenues increased $1,358,000 in the Current Quarter as compared to the Comparable Quarter due to higher average dayrates on the platform contracts. Turnkey contract drilling services revenues increased $14,346,000 as there were three completions offshore Nigeria in the Current Quarter as compared to no completions in the Comparable Quarter. There were two turnkey wells in progress at March 31, 1997, one offshore Nigeria and one in the Bay of Campeche.

        GROSS MARGIN. Offshore contract drilling services gross margin increased $27,242,000 in the Current Quarter as compared to the Comparable Quarter. The increase is primarily attributable to the contributions from Neddrill and the Noble Jimmy Puckett, Noble Kenneth Delaney and Noble Chuck Syring jackup rigs. These acquisitions contributed $18,304,000 in gross margin in the Current Quarter. The remaining increase is primarily attributable to higher average dayrates in the Current Quarter as compared to the Comparable Quarter. The increases in gross margin for labor contract drilling services and turnkey contract drilling services in the Current Quarter as compared to the Comparable Quarter were attributable to higher average dayrates on the platform contracts and increased turnkey well completions, respectively.

DOMESTIC OPERATIONS

        The following table sets forth the operating revenues and gross margin for the Company's domestic operations for the three months ended March 31, 1997 and 1996:

                                         REVENUES           GROSS MARGIN
                                   -------------------   -------------------
                                   THREE MONTHS ENDED    THREE MONTHS ENDED
                                        MARCH 31,             MARCH 31,
                                   -------------------   -------------------
                                     1997       1996       1997       1996
                                   --------   --------   --------   --------
                                                 (In thousands)
Contract drilling services
    Offshore.....................  $ 35,918   $ 23,250   $ 19,650   $  8,230
    Land.........................        --      3,420         --        536
                                   --------   --------   --------   --------
Total contract drilling
    services.....................    35,918     26,670     19,650      8,766
Turnkey contract drilling
    services.....................    28,682     33,055        535      9,849
Engineering and consulting
    services.....................        39         15         --       (116)
Other revenue....................       556        625       (420)        33
                                   --------   --------   --------   --------
         Total...................  $ 65,195   $ 60,365   $ 19,765   $ 18,532
                                   ========   ========   ========   ========

                                                                 FORM 10-Q

        OPERATING REVENUES. Offshore contract drilling services revenues increased $12,668,000 in the Current Quarter as compared to the Comparable Quarter due to significantly higher rig utilization rates and higher average dayrates. In December 1996, the Company sold its land drilling assets. Land contract drilling services contributed $3,420,000 in revenues in the Comparable Quarter. Turnkey contract drilling services revenues decreased $4,373,000 in the Current Quarter as compared to the Comparable Quarter due to a decrease in the number of completions from nine in the Comparable Quarter to six in the Current Quarter. The decrease in the number of completions was partially offset by increased contract rates as demand for equipment and services remained strong in the U.S. Gulf. There were four turnkey wells in progress at March 31, 1997.

        GROSS MARGIN. Offshore contract drilling services gross margin increased $11,420,000 in the Current Quarter as compared to the Comparable Quarter due to significantly higher rig utilization rates and higher average dayrates. Turnkey contract drilling services gross margin decreased $9,314,000 due primarily to two wells which incurred losses during the Current Quarter as a result of unexpected drilling difficulty.

    OTHER OPERATING ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $8,646,000 in the Current Quarter as compared to the Comparable Quarter. Of this amount, $5,334,000 is attributable to the acquisition of Neddrill. The remaining increase is attributable to rig acquisitions and refurbishments subsequent to March 31,1996.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $4,287,000 in the Current Quarter as compared to the Comparable Quarter. The increase is primarily attributable to the Neddrill acquisition combined with other general increases resulting from higher activity levels.

        GAINS ON SALES OF PROPERTY AND EQUIPMENT, NET OF IMPAIRMENTS. In the Comparable Quarter, the Company sold two posted barge rigs, resulting in pre-tax gains of $7,527,000, which were offset by the recognition of impairment charges totaling $7,600,000.

        INTEREST EXPENSE. Interest expense increased $2,281,000 in the Current Quarter as compared to the Comparable Quarter due to the July 1, 1996 issuance of $125,000,000 principal amount of 9 1/8% Senior Notes due 2006 (the "9 1/8% Senior Notes"). The proceeds from the issuance of the 9 1/8% Senior Notes were used to finance the Neddrill acquisition. The Company purchased $11,000,000 principal amount of its 9 1/4% Senior Notes in December 1996 and $29,555,000 principal amount of 9 1/4% Senior Notes during the Current Quarter, which partially offset the increased interest expense resulting from the issuance of the 9 1/8% Senior Notes.

        INTEREST INCOME. Interest income increased $1,062,000 in the Current Quarter as compared to the Comparable Quarter due to higher average cash balances resulting primarily from increased operating activity.

        INCOME TAX PROVISION. The effective income tax rate in the Current Quarter increased to approximately 27% from approximately 12% in the Comparable Quarter. The Comparable Quarter was favorably impacted by the recognition of deferred tax benefits related to net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW

        The Company had working capital of $264,088,000 and $236,977,000 as of March 31, 1997, and December 31, 1996, respectively. Long-term debt as a percentage of long-term debt plus shareholders' equity was 18 percent at March 31, 1997 compared to 21 percent at December 31, 1996.

        At March 31, 1997, the Company had cash, cash equivalents, and investments in marketable debt securities of $114,365,000 and had $17,788,000 of funds available under various lines of credit. The Company expects to generate positive cash flow from operations for the remainder of 1997, assuming no material decrease in demand

                                                                 FORM 10-Q

for contract drilling and turnkey services. The Company will continue to have cash requirements for debt principal and interest payments. For the remainder of 1997, required debt principal and interest payments for currently outstanding debt are estimated to be approximately $14,623,000. The Company expects to fund these obligations out of cash and short-term investments as well as cash expected to be provided by operations.

       Capital expenditures totaled $50,658,000 and $42,171,000 for the Current Quarter and Comparable Quarter, respectively. Capital expenditures for the remainder of 1997 are expected to aggregate approximately $335,000,000, of which the majority are discretionary and relate to upgrades of equipment. This amount includes approximately $147,000,000 for the conversions of the Noble Paul Romano and the Noble Paul Wolff to EVA-4000 semisubmersible units. The conversion of these two rigs will not be completed until 1998. The total cost of the Noble Paul Romano and Noble Paul Wolff EVA-4000 conversions is expected to be approximately $240,000.000. These capital expenditures will be funded from operating cash flows, existing cash balances, available lines of credit and/or net proceeds from the sale of the 12 mat supported jackup rigs. The Company is currently reviewing proposals from several financial institutions to provide project financing for the EVA-4000 semisubmersible rig conversions. Certain projects currently being considered by the Company could require, if they materialize, capital expenditures or other cash requirements not included in the above estimate. In addition, the Company will continue to evaluate acquisitions of drilling units from time to time. Factors that could cause actual capital expenditures to exceed materially the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.

        On May 7, 1997, the Company completed the sale of its 12 mat supported jackup rigs to Pride Petroleum Services, Inc. The sale also included the hull of one former mat supported jackup rig (Linn Richardson) which has had all drilling machinery and equipment removed. The sales price was $268,818,000 in cash.

        On May 12, 1997, the Company announced that its Board of Directors has authorized the repurchase of up to 10,000,000 shares of the Company's common stock, or approximately eight percent of its outstanding common stock. The common stock purchases, if any, will be made from time to time on the open market or through privately negotiated transactions at prices determined by the Company.

     CREDIT FACILITIES AND LONG-TERM DEBT

        At March 31, 1997, the Company had lines of credit totaling $25,000,000, of which $15,000,000 was available to support letters of credit, and letter of credit facilities totaling $10,000,000, subject to the Company's maintenance of certain levels of collateral. At March 31, 1997, $17,212,000 had been used to support outstanding letters of credit. At March 31, 1997, borrowings of $17,788,000 were available under the lines of credit, including $7,788,000 to support letters of credit.

        During the Current Quarter, the Company acquired $29,555,000 principal amount of its 9 1/4% Senior Notes, resulting in $84,445,000 principal amount of 9 1/4% Senior Notes outstanding at March 31, 1997. On March 31, 1997, the Company redeemed the remaining $1,026,000 principal amount of U.S. Government Financing Sinking Fund Bonds. On May 14, 1997, the Company commenced a tender offer to purchase for cash all the $84,445,000 principal amount then outstanding of its 9 1/4% Senior Notes. Under the terms of the offer, the Company will purchase the outstanding 9 1/4% Senior Notes at a price determined by reference to a fixed spread of 15 basis points over the yield to maturity of United States Treasury 6% Notes due September 30, 1998 at 3:00 p.m., New York City time, on June 10, 1997 (of which an amount equal to 1% of the principal amount shall constitute a consent payment that will be paid for 9 1/4% Senior Notes tendered at or prior to 5:00 p.m., New York City time, on May 29, 1997), plus accrued and unpaid interest up to (but excluding) the date of payment of such purchase price. In connection with the tender offer, the Company is also seeking consents from holders of 9 1/4% Senior Notes to certain proposed amendments to the Indenture governing the 9 1/4% Senior Notes. The offer will expire at 5:00 p.m., New York City time, on June 12, 1997, unless extended. Complete and detailed information regarding the offer is contained in the Company's Offer to Purchase and Consent Solicitation Statement dated May 14, 1997 which is being distributed to the holders of the 9 1/4% Senior Notes.

        The Company believes that its cash and cash equivalents, cash generated from operations, borrowings under its lines of credit and access to other financing sources will be adequate to meet its anticipated short-term and long-term liquidity requirements, including scheduled debt repayments.

                                                                     FORM 10-Q

                        PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of Noble Drilling was held in Houston, Texas, at 10:00 a.m., local time, on April 24, 1997.

(b) Proxies were solicited by the Board of Directors of Noble Drilling pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

(c) Out of a total of 132,313,617 shares of Noble Drilling common stock outstanding and entitled to vote, 112,944,994 shares were present in person or by proxy, representing approximately 85 percent of outstanding shares. The first matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the re-election of James C. Day and Marc E. Leland to serve three-year terms on the Board of Directors of Noble Drilling. The results of voting were as follows:


     Nominee              Number of Shares              Number of Shares
  for Re-election      Voting FOR Re-election         WITHHOLDING AUTHORITY
    as Director             as Director          to Vote for Re-election as Director
-------------------    ----------------------    -----------------------------------
James C. Day                112,256,961                      688,033
Marc E. Leland              112,257,528                      687,466

The only other matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the proposal to approve and ratify the Company's 1991 Stock Option and Restricted Stock Plan as amended and restated. The results of voting on this proposal were as follows:

For: 82,121,274           Against: 30,621,150            Abstain 202,570

(d)   Inapplicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

(b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                                                       FORM 10-Q

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NOBLE DRILLING CORPORATION




DATE:   May 14, 1997                          /s/  JAMES C. DAY
                                              ---------------------------------
                                              JAMES C. DAY, Chairman, President
                                              and Chief Executive Officer



DATE:   May 14, 1997                         /s/  BYRON L. WELLIVER
                                              ---------------------------------
                                              BYRON L. WELLIVER,
                                              Senior Vice President-Finance,
                                              Treasurer and Controller
                                              (Principal Financial and
                                              Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number          Exhibit
-------         -------
  27            Financial Data Schedule