Form 10-K405/A
period 1996-12-31
NOBLE DRILLING CORP
filed 1997-06-27
CIK 777201

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

     Number of shares of Common Stock outstanding as of March 12, 1997:
132,313,617


                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

     (1) Proxy statement for the 1997 annual meeting of stockholders - Part III

        Item 14 of Noble Drilling Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 Form 10-K") is amended to reflect the filing herewith as new Exhibit 99.1 of the financial statements required by Form 11-K for the fiscal year ended December 31, 1996 with respect to the Noble Drilling Corporation Thrift Plan, and such Item 14 is restated as set forth on the following page.

        The Index to Exhibits to the 1996 Form 10-K is restated in its entirety following the signature page hereto in order to reflect the inclusion therein, and the filing herewith, of Exhibit 99.1.

ITEM 14 EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report.

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

       (4) Financial Statements required by Form 11-K for the fiscal year ended December 31, 1996 with respect to the Noble Drilling Corporation Thrift Plan are filed as Exhibit 99.1 hereto.

   (b) One report on Form 8-K/A was filed by the Company during the quarter ended December 31, 1996. A report on Form 8-K/A dated December 30, 1996, which reported the sale of the land drilling assets to Nabors Industries, Inc., was filed on the date thereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NOBLE DRILLING CORPORATION


Date: June 26, 1997                           By:  JAMES C. DAY
                                              -------------------------------
                                              James C. Day, Chairman, President
                                                and Chief Executive Officer

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER**                            EXHIBIT
 -------- -------------------------------------------------------------------
 2.1 Assets Purchase Agreement dated as of August 20, 1993 (the "Western Assets Purchase Agreement"), between the Registrant and The Western Company of North America (filed as Exhibit 2.1 to the Registrant's Registration Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

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

10.13* Revolving Credit Note dated June 16, 1994 of the Registrant in the amount of $12,500,000 in favor of Credit Lyonnais Cayman Island Branch (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (No. 33-54495) and incorporated herein by reference).

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

10.18* Guarantee dated August 26, 1994 between the Registrant and Hibernia Management and Development Company Ltd. (filed as Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

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

21.1     Subsidiaries of the Registrant.

23.1     Consent of Price Waterhouse LLP.

27       Financial Data Schedule.

99.1*** Financial Statements required by Form 11-K for the fiscal year ended December 31, 1996 with respect to the Noble Drilling Corporation Thrift Plan (including consent of Price Waterhouse L.L.P. regarding the incorporation by reference thereof).

---------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

**       Filed previously, unless otherwise indicated.

***      Filed herewith.