Form 10-Q
period 1997-06-30
NOBLE DRILLING CORP
filed 1997-08-14
CIK 777201

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No. [ ]

Number of shares of Common Stock outstanding as of August 11, 1997: 131,536,314



===============================================================================

                                                                       FORM 10-Q

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                  (Unaudited)

                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   1997             1996
                                                                               -----------      ------------
 ASSETS
 CURRENT ASSETS
   Cash and cash equivalents .............................................     $   176,434      $   149,632
   Restricted cash .......................................................              --            2,000
   Investment in marketable equity securities ............................              --            2,533
   Investment in marketable debt securities ..............................         119,362           19,296
   Accounts receivable (net of allowance of $583 and $1,494) .............         118,714          101,619
   Costs of uncompleted contracts in excess of billings ..................          24,784           18,505
   Inventories ...........................................................           5,097            3,287
   Deferred income taxes .................................................           6,374           39,248
   Prepaid expenses ......................................................          32,046           19,572
   Other current assets ..................................................          31,565           32,785
                                                                               -----------      -----------
 Total current assets ....................................................         514,376          388,477
                                                                               -----------      -----------

 PROPERTY AND EQUIPMENT
   Drilling equipment and facilities .....................................       1,169,815        1,176,145
   Other .................................................................          27,280           27,924
                                                                               -----------      -----------
                                                                                 1,197,095        1,204,069
   Accumulated depreciation ..............................................        (218,419)        (247,035)
                                                                               -----------      -----------
                                                                                   978,676          957,034
                                                                               -----------      -----------
 INVESTMENT IN AND NOTES RECEIVABLE FROM AFFILIATES ......................          21,410            9,188
 OTHER ASSETS ............................................................          26,968           12,708
                                                                               -----------      -----------
                                                                               $ 1,541,430      $ 1,367,407
                                                                               ===========      ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
   Short-term debt and current installments of long-term debt ............     $    10,530      $     3,622
   Accounts payable ......................................................         113,776           66,906
   Taxes payable .........................................................          71,358           20,304
   Other current liabilities .............................................          52,941           60,668
                                                                               -----------      -----------
 Total current liabilities ...............................................         248,605          151,500
 LONG-TERM DEBT ..........................................................         132,130          239,506
 DEFERRED INCOME TAXES ...................................................          50,383           50,331
 OTHER LIABILITIES .......................................................           1,733              821
                                                                               -----------      -----------
                                                                                   432,851          442,158
                                                                               -----------      -----------
 SHAREHOLDERS' EQUITY
   Common stock, $0.10 par value .........................................          13,271           13,219
   Capital in excess of par value ........................................         920,266          916,004
   Retained earnings (accumulated deficit) ...............................         177,458           (1,205)
   Other .................................................................          (2,416)          (2,769)
                                                                               -----------      -----------
                                                                                 1,108,579          925,249
                                                                               -----------      -----------
 COMMITMENTS AND CONTINGENCIES ...........................................              --               --
                                                                               -----------      -----------
                                                                               $ 1,541,430      $ 1,367,407
                                                                               ===========      ===========



          See accompanying notes to the interim financial statements.

                                                                       FORM 10-Q
                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                   THREE MONTHS ENDED JUNE 30,
                                                                   ---------------------------
                                                                        1997           1996
                                                                     ---------      ---------
 OPERATING REVENUES
    Contract drilling services .................................     $ 114,820      $  67,713
    Labor contract drilling services ...........................         9,871          7,711
    Turnkey drilling services ..................................        55,973         30,671
    Engineering and consulting services ........................           491          1,280
    Other revenue ..............................................         3,837          2,311
                                                                     ---------      ---------
                                                                       184,992        109,686
                                                                     ---------      ---------
 OPERATING COSTS AND EXPENSES
    Contract drilling services .................................        41,854         37,408
    Labor contract drilling services ...........................         7,012          5,462
    Turnkey drilling services ..................................        54,706         23,890
    Engineering and consulting services ........................           671            937
    Other expense ..............................................           974          1,161
    Depreciation and amortization ..............................        19,306          9,353
    Selling, general and administrative ........................        15,166         12,072
    Gains on sales of property and equipment, net of impairments      (197,676)            --
    Minority interest ..........................................           102            (36)
                                                                     ---------      ---------
                                                                       (57,885)        90,247
                                                                     ---------      ---------

 OPERATING INCOME ..............................................       242,877         19,439

 OTHER INCOME (EXPENSE)
    Interest expense ...........................................        (4,638)        (3,168)
    Interest income ............................................         3,162            555
    Other, net .................................................           681          1,028
                                                                     ---------      ---------

 INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE ...........       242,082         17,854

 INCOME TAX PROVISION ..........................................       (80,382)        (1,601)
                                                                     ---------      ---------

 INCOME BEFORE EXTRAORDINARY CHARGE ............................       161,700         16,253

 EXTRAORDINARY CHARGE, NET OF TAX ..............................        (4,981)            --
                                                                     ---------      ---------

 NET INCOME ....................................................       156,719         16,253

 PREFERRED STOCK DIVIDENDS .....................................            --         (1,509)
                                                                     ---------      ---------

 NET INCOME APPLICABLE TO COMMON SHARES ........................     $ 156,719      $  14,744
                                                                     =========      =========

 NET INCOME APPLICABLE TO COMMON SHARES PER SHARE:
   Income before extraordinary charge ..........................     $    1.20      $    0.15
   Extraordinary charge ........................................         (0.04)            --
                                                                     ---------      ---------
   Net income applicable to common shares per share ............     $    1.16      $    0.15
                                                                     =========      =========

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ....................       134,565         96,728




          See accompanying notes to the interim financial statements.

                                                                       FORM 10-Q
                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------
                                                                       1997           1996
                                                                     ---------      ---------
 OPERATING REVENUES
    Contract drilling services .................................     $ 228,199      $ 127,963
    Labor contract drilling services ...........................        19,223         15,705
    Turnkey drilling services ..................................        99,001         63,726
    Engineering and consulting services ........................         1,354          3,042
    Other revenue ..............................................         5,930          4,007
                                                                     ---------      ---------
                                                                       353,707        214,443
                                                                     ---------      ---------
 OPERATING COSTS AND EXPENSES
    Contract drilling services .................................        93,687         73,047
    Labor contract drilling services ...........................        13,569         11,387
    Turnkey drilling services ..................................        93,916         49,993
    Engineering and consulting services ........................         1,232          2,034
    Other expense ..............................................         2,175          2,061
    Depreciation and amortization ..............................        36,882         18,283
    Selling, general and administrative ........................        31,478         24,097
    Gains on sales of property and equipment, net of impairments      (197,676)            73
    Minority interest ..........................................           505            (68)
                                                                     ---------      ---------
                                                                        75,768        180,907
                                                                     ---------      ---------

 OPERATING INCOME ..............................................       277,939         33,536

 OTHER INCOME (EXPENSE)
    Interest expense ...........................................       (10,095)        (6,344)
    Interest income ............................................         5,049          1,380
    Other, net .................................................         1,539          1,511
                                                                     ---------      ---------

 INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE ...........       274,432         30,083

 INCOME TAX PROVISION ..........................................       (89,084)        (3,104)
                                                                     ---------      ---------

 INCOME BEFORE EXTRAORDINARY CHARGE ............................       185,348         26,979

 EXTRAORDINARY CHARGE, NET OF TAX ..............................        (6,685)            --
                                                                     ---------      ---------

 NET INCOME ....................................................       178,663         26,979

 PREFERRED STOCK DIVIDENDS .....................................            --         (3,020)
                                                                     ---------      ---------
 NET INCOME APPLICABLE TO COMMON SHARES ........................     $ 178,663      $  23,959
                                                                     =========      =========

 NET INCOME APPLICABLE TO COMMON SHARES PER SHARE:
   Income before extraordinary charge ..........................     $    1.38      $    0.25
   Extraordinary charge ........................................         (0.05)            --
                                                                     ---------      ---------
   Net income applicable to common shares per share ............     $    1.33      $    0.25
                                                                     =========      =========


 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ....................       134,490         96,221



          See accompanying notes to the interim financial statements.

                                                                       FORM 10-Q

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
                                                                            1997           1996
                                                                          ---------      ---------

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .......................................................     $ 178,663      $  26,979
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ................................        36,882         18,283
       Gain on sale of assets .......................................      (197,676)        (8,207)
       Deferred income tax provision ................................        32,926             --
       Asset impairments ............................................            --          7,600
       Extraordinary charge, net of tax .............................         6,685             --
       Other ........................................................           332            850
       Changes in current assets and liabilities:
         Accounts receivable ........................................       (17,377)       (18,086)
         Proceeds from sale of marketable equity securities .........         2,353          4,945
         Other assets ...............................................       (18,936)        (6,462)
         Accounts payable ...........................................        42,427          9,994
         Other liabilities ..........................................        51,596          8,358
                                                                          ---------      ---------
         Net cash provided by operating activities ..................       117,875         44,254
                                                                          ---------      ---------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment ...............................      (124,375)       (76,155)
   Proceeds from sale of property and equipment .....................       268,818         30,903
   Proceeds from (investment in) sale of marketable debt securities..      (100,031)         3,731
   Investment in unconsolidated affiliate ...........................       (12,222)            --
                                                                          ---------      ---------
         Net cash provided (used) by investing activities ...........        32,190        (41,521)
                                                                          ---------      ---------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt ........................................      (125,186)        (4,157)
   Dividends paid on preferred stock ................................            --         (3,020)
   Issuance of common stock .........................................         2,081            831
   Purchase of shares returned to treasury ..........................            --         (2,052)
   Payment of short-term debt .......................................            --         (2,868)
                                                                          ---------      ---------
         Net cash (used) by financing activities ....................      (123,105)       (11,266)
                                                                          ---------      ---------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH ............................          (158)          (211)
                                                                          ---------      ---------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................        26,802         (8,744)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................       149,632         41,307
                                                                          ---------      ---------

 CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................     $ 176,434      $  32,563
                                                                          =========      =========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
       Interest .....................................................     $  13,995      $   6,165
       Income taxes .................................................     $   2,670      $      41




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

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

         On July 1, 1996, the Company completed its agreement with Nedlloyd to acquire the assets utilized in the offshore contract drilling and accommodation businesses of Neddrill.

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

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         JUNE 30, 1996         JUNE 30, 1996
                                                          (Unaudited)           (Unaudited)
                                                           --------              --------
 Operating revenues .............................          $150,086              $296,820
 Net income applicable to common shares .........          $ 20,763              $ 35,067
 Net income applicable to common shares per share          $   0.18              $   0.30

         On May 7, 1997, the Company completed the sale to Pride Petroleum Services, Inc. of its 12 mat supported jackup rigs, including the hull of one former mat supported jackup rig (Linn Richardson), which had all drilling machinery and equipment removed. The sales price was $268,818,000 in cash. The Company recognized a pre-tax gain of $197,676,000 in connection with the sale which has been included in "Gains on sales of property and equipment, net of impairments" in the accompanying Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1997.

                                                                       FORM 10-Q
                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (CONTINUED)

     (Dollar amounts in tables are in thousands, except per share amounts)
                                  (Unaudited)


NOTE 3 - INVESTMENT IN AND NOTES RECEIVABLE FROM AFFILIATES

         The Company owns a 41 percent interest in Arktik Drilling Ltd., Inc. ("Arktik") and accounts for this investment using the equity method. Arktik is a Bahamian joint venture company that owns and operates the drillship Neddrill Muravlenko. The investment balance at June 30, 1997 was $410,000 and equity in earnings was not material for the three months and six months ended June 30, 1997.

         The Neddrill Muravlenko refurbishment has been completed, with the exception of installing a blowout preventer, and it will begin operating as a workover unit in the third quarter of 1997 for Petroleo Brasiliero S.A. ("Petrobras"). Upon installation of a blowout preventer, the Neddrill Muravlenko will begin drilling operations with Petrobras under a five-year contract, with a one-year option to Petrobras, in the latter part of the fourth quarter of 1997. The refurbishment is expected to cost approximately $46,000,000. As of June 30, 1997, the Company had funded $21,000,000 to Arktik, which amount represents 50 percent of the refurbishment cost incurred. Arktik has negotiated a credit agreement which provides for repayment of approximately 63 percent of the amount funded by the Company once drilling operations begin. The remaining 37 percent of the amount funded by the Company will be repaid by Arktik over the term of the Petrobras contract. As of June 30, 1997, the Company had funded $10,000,000 to Arktik on behalf of one of the other Arktik joint venturers. Such amount is included in "Other current assets" in the accompanying Condensed Consolidated Balance Sheet at June 30, 1997.


         The Company has operating control of the Neddrill Kolskaya under a long-term bareboat charter from the owner, and utilized the unit in offshore accommodation mode under an agreement that expired in April 1997. The Neddrill Kolskaya was converted from accommodation mode into drilling mode during the second quarter of 1997. The total cost of the conversion was approximately $17,000,000, of which the Company had funded $14,000,000 as of June 30, 1997. Such amount is included in "Other assets" in the accompanying Condensed Consolidated Balance Sheet at June 30, 1997. The Company is currently involved in negotiations that may result in contribution of the Neddrill Kolskaya to a joint venture with similar ownership and financing arrangements as Arktik.

NOTE 4 - DEBT

         During the first quarter of 1997, the Company purchased $29,555,000 principal amount of its 9 1/4% Senior Notes Due 2003 (the "9 1/4% Senior Notes"), which resulted in an extraordinary charge of $1,704,000, net of taxes of $918,000. On May 14, 1997, the Company announced a tender offer to purchase for cash all $84,445,000 principal amount then outstanding of its 9 1/4% Senior Notes. Pursuant to the tender offer, the Company purchased $81,330,000 principal amount of 9 1/4% Senior Notes during the second quarter of 1997, which resulted in an extraordinary charge of $4,981,000, net of taxes of $2,682,000. The extraordinary charge represents the difference between the acquisition price and the net carrying value of the notes, including unamortized debt issue costs. After giving effect to the purchases, the Company had $3,115,000 principal amount of 9 1/4% Senior Notes outstanding at June 30, 1997. On March 31, 1997, the Company redeemed the remaining $1,026,000 principal amount of U.S. Government Financing Sinking Fund Bonds.

NOTE 5 - EARNINGS PER SHARE

         In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which established new guidelines for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. If FAS 128 had been in effect for the three months and six months ended June 30, 1997 and 1996, net income per common share would be unchanged.

                                                                       FORM 10-Q

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (CONTINUED)

     (Dollar amounts in tables are in thousands, except per share amounts)
                                  (Unaudited)

NOTE 6 - SUBSEQUENT EVENTS

         On May 12, 1997, the Company announced that its Board of Directors has authorized the repurchase of up to 10,000,000 shares of the Company's common stock, or approximately eight percent of its outstanding common stock. The common stock purchases, if any, will be made from time to time on the open market or through privately negotiated transactions at prices determined by the Company. On July 2, 1997, the Company purchased 1,100,000 shares from a single stockholder in a private transaction for $23,100,000.

         The Company entered into a credit agreement dated August 14, 1997 (the "Credit Agreement") with a group of banks. The Credit Agreement provides for a five year unsecured revolving credit facility in the amount of $200,000,000. Loans under the Credit Agreement bear interest, at the option of the Company, at either a base rate or LIBOR plus a margin (0.40 percent currently) that varies depending on the Company's public senior secured debt rating or its funded debt to capital ratio. The Credit Agreement requires compliance with various covenants, including minimum consolidated net worth, interest coverage ratios, leverage ratios and fleet coverage ratios.

                                                                       FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, demand for the Company's assets, commodity prices and industry conditions, fleet enhancements, turnkey activities, capital expenditures, sufficiency of liquidity and capital resources, and indebtedness covenant compliance, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, volatility of oil and gas prices, increasingly heavy backlogs for equipment and services required to complete on schedule major shipyard refurbishment and conversion projects which are either planned or in progress, potential decrease in demand for drilling services in the U.S. Gulf of Mexico ("U.S. Gulf") where the Company has a concentration of drilling rigs (which could also result in competitors moving their rigs to other markets where the Company has drilling rigs), risks associated with turnkey drilling operations, intense competition in the drilling industry, political and economic conditions in international markets (including Nigeria, Venezuela and India), risks of natural disasters (hurricanes), operational risks (such as blowouts, fires and loss of production, early termination provisions generally found in the Company's drilling contracts, limitations on insurance coverage, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation).

OUTLOOK

         As used herein, unless otherwise required by the context, "Noble Drilling" refers to Noble Drilling Corporation and the "Company" refers to Noble Drilling and its consolidated subsidiaries.

         Since 1995, demand for the Company's drilling rigs has increased and resulting dayrates have risen significantly. The improvement in the markets has been in part due to favorable commodity prices in recent periods and also to technological advances that have expanded the opportunities for offshore exploration, particularly in deeper water depths. The increased activity levels have resulted in demand sufficient to absorb virtually all rigs in working condition which are being actively marketed. Demand for certain types of deepwater equipment currently exceeds the existing capacity, and several of the Company's competitors have announced plans to construct new rigs to service this demand.

         The Company has maintained a strategy in recent years to selectively expand its international and deepwater drilling capabilities through fleet and individual asset acquisitions, rig upgrades and enhancements, and redeployment of assets in important geological areas. The Company expects to continue with this strategy in the foreseeable future to the extent that expansions, enhancements and redeployments are economically justified.

         The Company believes that the worldwide demand for drilling rigs should remain strong enough to support the current level of offshore drilling activity for the remainder of 1997, particularly in international markets, assuming that oil prices and the respective political environments remain stable. However, commodity prices, especially domestic natural gas, have softened considerably since the beginning of 1997, and oil and gas companies are experiencing pressure on their exploration and development margins due to such lower commodity prices and increased rig dayrates and exploration costs. If commodity prices decline further, demand for drilling rigs may weaken, especially in the U.S. Gulf, and dayrates may be adversely affected. Historically, the offshore contract drilling market has been highly competitive and cyclical, and the Company cannot predict the future level of demand for its drilling services nor the future conditions in the offshore contract drilling industry.

         The Company is continuing to enhance its fleet to meet customer demand for diverse drilling capabilities, including those required for deepwater operations. The Noble Bill Jennings and Noble Leonard Jones are being upgraded from independent leg slot rigs capable of operating in 300 feet of water to cantilever drilling units with

                                                                       FORM 10-Q


proprietary extended reach cantilever design and water depth ratings of 390 feet. These rigs are scheduled to be available for work in the fourth quarter of 1997. The Noble Paul Romano, an Economic Value Advantage ("EVA-4000TM") design semisubmersible rig capable of drilling in 6,000 feet of water, is not expected to be available for work until at least mid 1998. The Company has contracted the rig to Shell Deepwater Development Inc. ("Shell"), an affiliate of Shell Oil Company, for four or five years, at Shell's option. The Noble Paul Wolff, an EVA-4000(TM) design semisubmersible conversion which is designed to operate in 8,900 feet of water, is not expected to be available for work until at least late 1998. The Company has contracted the rig to Petroleo Brasiliero S.A. ("Petrobras") for six years. Other significant projects in progress include a refurbishment of the Noble Al White (formerly the Neddrill Trigon) for an 18-month contract in the North Sea which is expected to commence in the third quarter of 1997. The reactivation of three idle submersible rigs, the Joe Alford, Lester Pettus and Fri Rodli, which are anticipated to be completed by the end of 1997; and the installation and testing of blowout preventers and related control systems on the Noble Roger Eason (formerly the Neddrill 2) and the Neddrill Muravlenko. The Company also announced on July 24, 1997, that it had received a letter of intent from a group of operators for a five-year commitment to operate a semisubmersible in the U.S. Gulf. The Company intends to convert one of its existing submersible rigs into a deepwater EVA-4000(TM) semisubmersible to utilize under this arrangement. The conversion is not expected to be completed until 1999.

         The Company is actively marketing other submersible rigs for conversion into deepwater EVA-4000(TM) design semisubmersible rigs. If the Company is successful in negotiating contracts, the Company would have to make significant capital expenditures to refurbish and upgrade the rigs.

         The Company anticipates the number of turnkey well completions in 1997 to be higher than completions in 1996. For the first six months of 1997, there were 21 turnkey well completions compared to 28 completions for the year ended December 31, 1996. At the end of the second quarter, the Company was in the process of drilling two wells which are expected to result in losses upon completion. At June 30, 1997, the Company has fully accrued for the estimated losses upon completion.

RESULTS OF OPERATIONS

SIGNIFICANT 1997 EVENTS

         The consolidated results of operations for the three months and six months ended June 30, 1997, reflect several significant transactions and events. Management believes these events reflect the Company's efforts to enhance its position within the offshore contract drilling services industry.

         On May 7, 1997, the Company completed the sale of its 12 mat supported jackup rigs to Pride Petroleum Services, Inc. for $268,818,000 in cash, resulting in a pre-tax gain of $197,696,000, which is included in "Gains on sales of property and equipment, net of impairments" in the accompanying Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1997. Revenues, gross margin and operating income generated from the mat rigs were $9,846,000, $4,186,000 and $4,085,000, respectively, for the three months ended June 30, 1997, and $33,780,000, $14,893,000, and $14,613,000, respectively, for the six months ended June 30, 1997.

         The Company purchased $81,330,000 and $110,885,000 principal amount of its 9 1/4 % Senior Notes Due 2003 ("9 1/4% Senior Notes") during the three months and six months ended June 30, 1997, respectively, resulting in extraordinary charges of $4,981,000 and $6,685,000 for the same periods. The extraordinary charges represent the difference between the acquisition price and the net carrying value of the notes, including unamortized debt issuance costs.

FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         Net income applicable to common shares for the second quarter of 1997 (the "Current Quarter") was $156,719,000, or $1.16 per share, on operating revenues of $184,992,000, compared to net income applicable to

                                                                       FORM 10-Q

common shares of $14,744,000, or $0.15 per share, on operating revenues of $109,686,000 for the second quarter of 1996 (the "Comparable Quarter"). Excluding the effects of non-recurring items, net income applicable to common shares for the Current Quarter increased 126% to $33,211,000, or $0.25 per share, compared to the Comparable Quarter. The increases in operating revenues and net income were attributable to significantly higher domestic and international average dayrates, the contribution of the former Neddrill fleet which was acquired on July 1, 1996, and contributions from the Noble Gus Androes, Noble Chuck Syring, Noble Kenneth Delaney and Noble Jimmy Puckett jackup rigs, which were acquired during 1996 and placed into service in the latter part of 1996. The Current Quarter's results were negatively impacted by the Company's turnkey operations, due primarily to two wells which incurred losses during the Current Quarter as a result of unexpected drilling difficulty.

   RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for the Company's offshore rig fleet for the three months ended June 30, 1997 and 1996:

                               AVERAGE RIG
                           UTILIZATION RATES (1)           OPERATING DAYS                AVERAGE DAYRATES
                           --------------------          -------------------           ---------------------
                            THREE MONTHS ENDED           THREE MONTHS ENDED             THREE MONTHS ENDED
                                 JUNE 30,                     JUNE 30,                        JUNE 30,
                           -------------------           -------------------           ---------------------
                           1997 (2)       1996           1997 (2)       1996           1997 (2)         1996
                           --------       ----           --------       ----           --------         ----
     International. . . .      98%         94%             2,476       1,456          $  35,647    $  21,921
     Domestic . . . . . .     100%         96%               780       1,370          $  34,047    $  22,478


(1) Information reflects the policy of the Company to report utilization rates based on the number of actively marketed rigs owned in the fleet. During the periods presented, the Company sold certain drilling rigs. Utilization rates for the periods prior to sales of such rigs have not been adjusted.

(2)      Includes the results of Neddrill.

   INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's international operations for the three months ended June 30, 1997 and 1996:

                                                    OPERATING REVENUES                     GROSS MARGIN
                                                --------------------------          ---------------------------
                                                   THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                         JUNE 30,                            JUNE 30,
                                                --------------------------          ---------------------------
                                                  1997              1996              1997               1996
                                                --------          --------          --------           --------
                                                                         (In thousands)
 Contract drilling services
    Offshore ..........................         $ 88,263          $ 31,917          $ 52,712           $ 13,194
    Land ..............................               --             1,538                --                294
                                                --------          --------          --------           --------
 Total contract drilling services .....           88,263            33,455            52,712             13,488
 Labor contract drilling services .....            9,871             7,711             2,859              2,249
 Turnkey drilling services .............           15,202                --              (107)                --
 Engineering and consulting services ..              491               542               185                138
 Other revenue ........................            2,869             1,027             2,105                823
                                                --------          --------          --------           --------
          Total .......................         $116,696          $ 42,735          $ 57,754           $ 16,698
                                                ========          ========          ========           ========



         OPERATING REVENUES. Offshore contract drilling services revenues increased $56,346,000 for the Current Quarter as compared to the Comparable Quarter. The increase is primarily attributable to the acquisitions of the Neddrill fleet and the Noble Jimmy Puckett, Noble Kenneth Delaney, Noble Gus Androes and Noble Chuck Syring jackup rigs. These acquisitions contributed $49,418,000 in contract drilling services revenues in the Current

                                                                       FORM 10-Q

Quarter. The remaining increase is attributable to higher average dayrates in the Current Quarter as compared to the Comparable Quarter. All of the Company's land assets were sold in December 1996. Labor contract drilling services revenues increased $2,160,000 in the Current Quarter as compared to the Comparable Quarter due to higher average dayrates on the platform contracts. Turnkey drilling services revenues increased $15,202,000 as a result of two completions in West Africa and one in the North Sea in the Current Quarter, as compared to no international wells completed in the Comparable Quarter. There were two international turnkey wells in progress at June 30, 1997, one offshore Mexico in the Bay of Campeche and one in the North Sea.

         GROSS MARGIN. International offshore contract drilling services gross margin increased $39,518,000 in the Current Quarter as compared to the Comparable Quarter. The increase is primarily attributable to the contributions from the Neddrill fleet, Noble Jimmy Puckett, Noble Kenneth Delaney, Noble Gus Androes and Noble Chuck Syring. These assets contributed $28,435,000 in gross margin in the Current Quarter. The remaining increase is due to higher average dayrates in the Current Quarter as compared to the Comparable Quarter. The increase in gross margin for labor contract drilling services in the Current Quarter as compared to the Comparable Quarter is attributable to higher average dayrates on the platform contracts. The negative results from international turnkey drilling services are attributable to unexpected drilling difficulties on a well in progress offshore Mexico, which is expected to result in a loss upon completion. At June 30, 1997, the Company has fully accrued for the estimated loss upon completion. The loss in Mexico was offset by positive margins on turnkey wells completed in West Africa and in the North Sea.

   DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's domestic operations for the three months ended June 30, 1997 and 1996:

                                                 OPERATING REVENUES                           GROSS MARGIN
                                             ---------------------------             ---------------------------
                                                 THREE MONTHS ENDED                        THREE MONTHS ENDED
                                                      JUNE 30,                                 JUNE 30,
                                             ---------------------------             ---------------------------
                                               1997               1996                1997                1996
                                             -------             -------             -------             -------
                                                                     (In thousands)
 Contract drilling services
    Offshore . . . . . . . . . . . . . .     $26,557             $30,795             $20,254             $15,915
    Land . . . . . . . . . . . . . . . .           -               3,463                   -                 902
                                             -------             -------             -------             -------
 Total contract drilling services  . . .      26,557              34,258              20,254              16,817
 Turnkey drilling services . . . . . . .      40,771              30,671               1,374               6,781
 Engineering and consulting services . .           -                 738                (365)                205
 Other revenue . . . . . . . . . . . . .         968               1,284                 758                 327
                                             -------             -------             -------             -------
          Total  . . . . . . . . . . . .     $68,296             $66,951             $22,021             $24,130
                                             =======             =======             =======             =======


         OPERATING REVENUES. Domestic offshore contract drilling services revenues decreased $4,238,000 in the Current Quarter as compared to the Comparable Quarter. The decrease is primarily attributable to the sale of the Company's mat supported jackup fleet, which reduced the number of rig operating days in the Current Quarter as compared to the Comparable Quarter. The decrease in rig operating days was partially offset by the significant increase in the average domestic contract drilling dayrate. All of the Company's land drilling assets were sold in December 1996. There were nine turnkey wells completed in the Current Quarter as compared to eight in the Comparable Quarter, and the average revenue per completed well was higher in the Current Quarter.

         GROSS MARGIN. Domestic offshore contract drilling services gross margin increased $4,339,000 in the Current Quarter as compared to the Comparable Quarter. The increase is primarily attributable to higher average domestic dayrates, which was partially offset by the sale of the Company's mat supported jackup fleet during the Current Quarter. The decrease in turnkey drilling services gross margin was attributable to unexpected drilling difficulties on a well which is expected to result in a loss upon completion. At June 30, 1997, the Company has fully accrued for the estimated loss upon completion.

                                                                       FORM 10-Q

   OTHER OPERATING ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $9,951,000 in the Current Quarter as compared to the Comparable Quarter. Of this amount, $6,376,000 represents depreciation attributable to the Neddrill fleet, and approximately $2,784,000 relates to the Noble Jimmy Puckett, Noble Kenneth Delaney, Noble Gus Androes and Noble Chuck Syring, which were acquired in 1996 and placed into service in the latter part of the year. The remaining increase is attributable to rig refurbishments subsequent to the Comparable Quarter.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $3,096,000 in the Current Quarter as compared to the Comparable Quarter. The increase is attributable to the Neddrill acquisition combined with other general increases resulting from higher activity levels.

         GAINS ON SALES OF PROPERTY AND EQUIPMENT, NET OF IMPAIRMENTS. The Company sold its mat supported jackup fleet in the Current Quarter, resulting in a pre-tax gain of $197,676,000. See "Results of Operations - Significant 1997 Events."

         INTEREST EXPENSE. Interest expense increased in the Current Quarter as compared to the Comparable Quarter due to the issuance on July 1, 1996 of $125,000,000 principal amount of 9 1/8% Senior Notes due 2006 (the "9 1/8% Senior Notes"), the proceeds of which were used to finance the acquisition of the former Neddrill fleet. The higher interest expense associated with the issuance of the 9 1/8% Senior Notes was partially offset in the Current Quarter by repurchases of $81,330,000 principal amount of the Company's 9 1/4% Senior Notes in the Current Quarter. See "Results of Operations - Significant 1997 Events."

         INTEREST INCOME. Interest income increased $2,607,000 in the Current Quarter as compared to the Comparable Quarter due to higher average cash balances resulting primarily from proceeds received in May 1997 from the sale of the Company's mat supported jackup fleet. The higher average cash balances were also partially attributable to increased operating cash flow in the Current Quarter as compared to the Comparable Quarter.

         INCOME TAX PROVISION. The effective income tax rate in the Current Quarter increased to approximately 33 percent from approximately nine percent in the Comparable Quarter. Income taxes of $69,187,000 were recorded in the Current Quarter in connection with the gain on the sale of the mat rigs. The Comparable Quarter was favorably impacted by the recognition of deferred tax benefits related to net operating loss carryforwards.

FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Net income applicable to common shares for the six months ended June 30, 1997 (the "Current Period"), was $178,663,000, or $1.33 per share, on operating revenues of $353,707,000, compared to net income applicable to common shares of $23,959,000, or $0.25 per share, on operating revenues of $214,443,000 for the six months ended June 30, 1996 (the "Comparable Period"). See "Results of Operations - Significant 1997 Events" for information on non-recurring transactions and their impact on the results of the Current Period. Excluding the effects of non-recurring items, net income applicable to common shares increased 137% to $56,859,000, or $0.42 per share for the Current Period, compared to the Comparable Period.

         The increases in operating revenues and net income are attributable to significantly higher domestic and international average dayrates, the contribution of the Neddrill fleet which was acquired on July 1, 1996, and the contributions from the Noble Gus Androes, Noble Chuck Syring, Noble Kenneth Delaney and Noble Jimmy Puckett, which were acquired during 1996 and placed into service in the latter part of 1996.

                                                                       FORM 10-Q

   RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for the Company's offshore rig fleet for the six months ended June 30, 1997 and 1996:

                                    AVERAGE RIG
                               UTILIZATION RATES (1)           OPERATING DAYS             AVERAGE DAYRATES
                               ---------------------         ------------------         --------------------
                                  SIX MONTHS ENDED             SIX MONTHS ENDED          SIX MONTHS ENDED
                                      JUNE 30,                     JUNE 30,                   JUNE 30,
                                --------------------         ------------------         --------------------
                                1997 (2)       1996          1997 (2)      1996         1997 (2)      1996
                                --------       ----          --------      ----         --------      ----
     International  ..........    95%          93%             4,817      2,724         $34,404      $22,841
     Domestic ................    99%          96%             2,003      2,534         $31,191      $21,328


(1) Information reflects the policy of the Company to report utilization rates based on the number of actively marketed rigs owned in the fleet. During the periods presented, the Company sold certain drilling rigs. Utilization rates for the periods prior to sales of such rigs have not been adjusted.

(2)      Includes the results of Neddrill.

   INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's international operations for the six months ended June 30, 1997 and 1996:

                                                    OPERATING REVENUES                     GROSS MARGIN
                                                --------------------------          --------------------------
                                                     SIX MONTHS ENDED                    SIX MONTHS ENDED
                                                         JUNE 30,                            JUNE 30,
                                                --------------------------          --------------------------
                                                  1997              1996              1997               1996
                                                --------          --------          --------          --------
                                                                       (In thousands)
 Contract drilling services
    Offshore ..........................         $165,724          $ 62,219          $ 93,611          $ 25,351
    Land ..............................               --             4,816                --             1,085
                                                --------          --------          --------          --------
 Total contract drilling services .....          165,724            67,035            93,611            26,436
 Labor contract drilling services .....           19,223            15,705             5,654             4,318
 Turnkey drilling services ............           29,550                --             4,561                --
 Engineering and consulting services ..              656             1,265                99               385
 Other revenue ........................            4,175             2,357             3,186             1,601
                                                --------          --------          --------          --------
          Total .......................         $219,328          $ 86,362          $107,111          $ 32,740
                                                ========          ========          ========          ========


         OPERATING REVENUES. Offshore contract drilling services revenues increased $103,505,000 during the Current Period as compared to the Comparable Period. The increase is primarily attributable to the acquisitions of the Neddrill fleet and the Noble Jimmy Puckett, Noble Kenneth Delaney, Noble Gus Androes and the Noble Chuck Syring jackup rigs. These acquisitions contributed $87,938,000 in contract drilling services revenues in the Current Period. The remaining increase is attributable to higher average dayrates in the Current Period as compared to the Comparable Period. All of the Company's land assets were sold in December 1996. Labor contract drilling services revenues increased $3,518,000 in the Current Period as compared to the Comparable Period due to higher average dayrates on the platform contracts. Turnkey drilling services revenues increased $29,550,000 resulting from five completions in West Africa and one in the North Sea in the Comparable Period, as compared to no international wells completed in the Comparable Period. There were two international turnkey wells in progress at June 30, 1997, one offshore Mexico in the Bay of Campeche and one in the North Sea.

         GROSS MARGIN. International offshore contract drilling services gross margin increased $68,260,000 in the Current Period as compared to the Comparable Period. The increase is primarily attributable to the contributions

                                                                       FORM 10-Q

from the Neddrill fleet, the Noble Jimmy Puckett, Noble Kenneth Delaney, Noble Gus Androes and Noble Chuck Syring. These assets contributed $46,739,000 in gross margin in the Current Period. The remaining increase is due to higher average dayrates in the Current Period as compared to the Comparable Period. The increases in gross margin for labor contract drilling services and turnkey drilling services in the Current Period, as compared to the Comparable
Period, were attributable to higher average dayrates on the platform contracts and increased turnkey well completions, respectively.

   DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's domestic operations for the six months ended June 30, 1997 and 1996:

                                                   OPERATING REVENUES                     GROSS MARGIN
                                                --------------------------          --------------------------
                                                    SIX MONTHS ENDED                    SIX MONTHS ENDED
                                                        JUNE 30,                            JUNE 30,
                                                --------------------------          --------------------------
                                                  1997              1996              1997              1996
                                                --------          --------          --------          --------
                                                                     (In thousands)
Contract drilling services
    Offshore .........................          $ 62,475          $ 54,045          $ 40,901          $ 27,042
    Land .............................                --             6,883                --             1,438
                                                --------          --------          --------          --------
 Total contract drilling services ....            62,475            60,928            40,901            28,480
 Turnkey drilling services ...........            69,451            63,726               524            13,733
 Engineering and consulting services .               698             1,777                23               623
 Other revenue .......................             1,755             1,650               569               345
                                                --------          --------          --------          --------
          Total ......................          $134,379          $128,081          $ 42,017          $ 43,181
                                                ========          ========          ========          ========

         OPERATING REVENUES. Domestic offshore contract drilling services revenues increased $8,430,000 in the Current Period as compared to the Comparable Period. Although the sale of the Company's mat supported jackup fleet reduced the number of rig operating days in the Current Period as compared to the Comparable Period, the decrease in rig operating days was offset by a significant increase in the average domestic contract drilling dayrate. All of the Company's land drilling assets were sold in December 1996. The increase in turnkey drilling services revenues is primarily attributable to a higher number of turnkey wells completed in the Current Period as compared to the Comparable Period.

         GROSS MARGIN. Domestic offshore contract drilling services gross margin increased $13,859,000 in the Current Period as compared to the Comparable Period. The increase is primarily attributable to higher average domestic dayrates, which was partially offset by the sale of the Company's mat supported jackup fleet during the Current Period. The decrease in turnkey drilling services gross margin was attributable to several wells which incurred losses during the Current Period as a result of unexpected drilling difficulty.

   OTHER OPERATING ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $18,599,000 in the Current Period as compared to the Comparable Period. Of this amount, $11,710,000 represents depreciation attributable to the Neddrill fleet, and approximately $5,608,000 relates to the Noble Jimmy Puckett, Noble Kenneth Delaney, Noble Gus Androes and Noble Chuck Syring, which were acquired in 1996 and placed into service in the latter part of the year. The remaining increase is attributable to rig refurbishments subsequent to the Comparable Period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $7,381,000 in the Current Period as compared to the Comparable Period. The increase is attributable to the Neddrill acquisition combined with other general increases resulting from higher activity levels.

                                                                       FORM 10-Q

         GAINS ON SALES OF PROPERTY AND EQUIPMENT, NET OF IMPAIRMENTS. The Company sold its mat supported jackup fleet in the Current Period, resulting in a pre-tax gain of $197,676,000. See "Results of Operations - Significant 1997 Events." In the Comparable Period, the Company sold two posted barge rigs, resulting in pre-tax gains of $7,527,000, which were offset by the recognition of impairment charges totaling $7,600,000.

         INTEREST EXPENSE. Interest expense increased in the Current Period as compared to the Comparable Period due to the issuance on July 1, 1996 of $125,000,000 principal amount of 9 1/8% Senior Notes, the proceeds of which were used to finance the acquisition of the Neddrill fleet. The higher interest expense associated with the issuance of the 9 1/8% Senior Notes was partially offset by repurchases of $110,885,000 principal amount of the Company's 9 1/4% Senior Notes in the Current Period.

         INTEREST INCOME. Interest income increased $3,669,000 in the Current Period as compared to the Comparable Period due to higher average cash balances resulting primarily from proceeds received in May 1997 from the sale of the Company's mat supported jackup fleet. The higher average cash balances were also partially attributable to increased operating cash flow in the Current Period as compared to the Comparable Period.

         INCOME TAX PROVISION. The effective income tax rate in the Current Period increased to approximately 32 percent from approximately 10 percent in the Comparable Period. Income taxes of $69,187,000 were recorded in the Current Period in connection with the gain on the sale of the mat rigs. The Comparable Period was favorably impacted by the recognition of deferred tax benefits related to net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

   OVERVIEW

         The Company had working capital of $265,771,000 and $236,977,000 as of June 30, 1997 and December 31, 1996, respectively. Long-term debt as a percentage of long-term debt plus shareholders' equity was 11 percent at June 30, 1997 compared to 21 percent at December 31, 1996.

         At June 30, 1997, the Company had cash, cash equivalents and marketable debt securities of $295,796,000 and had $2,603,000 of funds available under various lines of credit. The Company expects to generate positive cash flow from operations for the remainder of 1997, assuming no material decrease in demand for contract drilling and turnkey drilling services. The Company will continue to have cash requirements for debt principal and interest payments; for the remainder of 1997, cash requirements for currently outstanding debt principal and interest payments are estimated to be approximately $12,000,000. The Company expects to fund these payments out of cash and short-term investments as well as cash provided by operations.

         Capital expenditures totaled $124,375,000 and $76,155,000 for the Current Period and Comparable Period, respectively. Capital expenditures for the remainder of 1997 are expected to total approximately $300,000,000, of which the majority relates to upgrades of existing equipment. This amount includes approximately $167,000,000 for the conversions of submersible rigs, including the Noble Paul Romano, the Noble Paul Wolff and a third submersible which has yet to be determined, into EVA-4000(TM) semisubmersible units. The Noble Paul Romano and Noble Paul Wolff rigs are not expected to be available for work until at least mid 1998 and late 1998, respectively. The third EVA-4000(TM) semisubmersible unit is not expected to be completed until 1999. The total cost of these conversion projects is expected to be approximately $400,000,000. These expenditures will be funded from operating cash flows, existing cash balances, available lines of credit and possibly from other sources of project financing. The Company is currently reviewing several proposals from financial institutions to provide project financing for the EVA-4000(TM) semisubmersible conversions. Certain conversion projects currently under consideration could require, if they materialize, capital expenditures or other cash requirements not included in the above estimate. Factors that could cause actual capital expenditures to exceed materially the planned capital expenditures include delays and cost overruns in shipyards, shortages and delays in the delivery of key rig equipment necessary for conversion projects, latent damage or deterioration to hulls, requirements for equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.

         On May 12, 1997, the Company announced that its Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company's common stock, or approximately eight percent of its outstanding common

                                                                       FORM 10-Q

stock. On July 2, 1997, the Company repurchased 1,100,000 shares from a single stockholder in a private transaction for $23,100,000. Additional purchases, if any, will likely be made from time to time on the open market or in private transactions at prices determined by the Company.

   CREDIT FACILITIES AND LONG-TERM DEBT

         At June 30, 1997, the Company had lines of credit totaling $5,000,000 to support letters of credit, subject to the Company's maintenance of certain levels of collateral. At June 30, 1997, $2,397,000 had been used to support outstanding letters of credit. Additionally, at June 30, 1997, $15,020,000 of outstanding letters of credit had been supported through a combination of unsecured letter of credit facilities and surety bonds.

         On May 14, 1997, the Company commenced a tender offer to purchase for cash all the $84,445,000 principal amount then outstanding of its 9 1/4% Senior Notes. The Company purchased $81,330,000 pursuant to the tender offer during the Current Quarter. During the Current Period, the Company acquired $110,885,000 principal amount of its 9 1/4% Senior Notes. After giving effect to the purchases, the Company had $3,115,000 principal amount of 9 1/4% Senior Notes outstanding at June 30, 1997.

         The Company entered into a credit agreement dated August 14, 1997 ("the Credit Agreement") with a group of banks. The Credit Agreement provides for a five year unsecured revolving credit facility in the amount of $200,000,000. Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.40 percent currently) that varies depending on the Company's public senior secured debt rating or its funded debt to capital ratio. The Credit Agreement requires compliance with various covenants, including minimum consolidated net worth, interest coverage ratios, leverage ratios and fleet coverage ratios.

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

         (b) One report on Form 8-K was filed by the Company during the quarter ended June 30, 1997. A report on Form 8-K dated May 22, 1997, which reported the sale of the mat supported jackup rigs to Pride Petroleum Services, Inc., was filed on the date thereof.

                                                                       FORM 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                NOBLE DRILLING CORPORATION




DATE:    August 14, 1997           /S/  JAMES C. DAY
                                   ------------------------------------------
                                   JAMES C. DAY, Chairman, President and
                                   Chief Executive Officer



DATE:    August 14, 1997           /S/  BYRON L. WELLIVER
                                   ------------------------------------------
                                   BYRON L. WELLIVER,
                                   Senior Vice President-Finance,
                                   Treasurer and Controller
                                   (Principal Financial and Accounting  Officer)

                                                                       FORM 10-Q

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           EXHIBIT
------           -------


27               Financial Data Schedule
