Form 10-Q
period 1997-09-30
NOBLE DRILLING CORP
filed 1997-11-14
CIK 777201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF


                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997




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






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No. [ ]


               Number of shares of Common Stock outstanding as of
                         November 11, 1997: 131,314,093

                                                                       FORM 10-Q

                          PART 1. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (Unaudited)


                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        1997              1996
                                                                     -----------       -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...................................      $   118,244       $   149,632
  Restricted cash .............................................               --             2,000
  Investment in marketable equity securities ..................               --             2,533
  Investment in marketable debt securities ....................           16,313            19,296
  Accounts receivable (net of allowance of $722 and $1,494) ...          115,399           101,619
  Costs of uncompleted contracts in excess of billings ........           17,237            18,505
  Inventories .................................................            7,312             3,287
  Deferred income taxes .......................................            6,259            39,248
  Prepaid expenses ............................................           24,964            19,572
  Other current assets ........................................           46,373            32,785
                                                                     -----------       -----------
Total current assets ..........................................          352,101           388,477
                                                                     -----------       -----------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ...........................        1,299,216         1,176,145
  Other .......................................................           24,237            27,924
                                                                     -----------       -----------
                                                                       1,323,453         1,204,069
  Accumulated depreciation ....................................         (236,482)         (247,035)
                                                                     -----------       -----------
                                                                       1,086,971           957,034
                                                                     -----------       -----------
INVESTMENT IN AND NOTES RECEIVABLE FROM AFFILIATES ............           33,285             9,188
DEFERRED INCOME TAXES .........................................            8,488             2,296
OTHER ASSETS ..................................................           16,634            10,412
                                                                     ===========       ===========
                                                                     $ 1,497,479       $ 1,367,407
                                                                     ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt and current installments of long-term debt ..      $    10,807       $     3,622
  Accounts payable ............................................          105,945            66,906
  Taxes payable ...............................................           18,369            20,304
  Other current liabilities ...................................           41,547            60,668
                                                                     -----------       -----------
Total current liabilities .....................................          176,668           151,500
LONG-TERM DEBT ................................................          140,230           239,506
DEFERRED INCOME TAXES .........................................           76,199            50,331
OTHER LIABILITIES .............................................            2,252               821
                                                                     -----------       -----------
                                                                         395,349           442,158
                                                                     -----------       -----------
SHAREHOLDERS' EQUITY
  Common stock, $0.10 par value ...............................           13,311            13,219
  Capital in excess of par value ..............................          923,243           916,004
  Retained earnings (accumulated deficit) .....................          210,939            (1,205)
  Treasury stock at cost ......................................          (43,700)           (1,852)
  Other .......................................................           (1,663)             (917)
                                                                     -----------       -----------
                                                                       1,102,130           925,249
                                                                     -----------       -----------
COMMITMENTS AND CONTINGENCIES .................................               --                --
                                                                     ===========       ===========
                                                                     $ 1,497,479       $ 1,367,407
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

                                                                       FORM 10-Q


                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------
                                                              1997            1996
                                                           ---------       ---------
OPERATING REVENUES
   Contract drilling services .......................      $ 111,569       $ 110,928
   Labor contract drilling services .................         14,910           8,542
   Turnkey drilling services ........................         41,086          35,056
   Engineering and consulting services ..............            540           1,042
   Other revenue ....................................          3,531           2,504
                                                           ---------       ---------
                                                             171,636         158,072
                                                           ---------       ---------
OPERATING COSTS AND EXPENSES
   Contract drilling services .......................         39,000          64,659
   Labor contract drilling services .................          9,958           6,087
   Turnkey drilling services ........................         41,171          25,329
   Engineering and consulting services ..............            141             591
   Other expense ....................................          1,009           1,849
   Depreciation and amortization ....................         18,674          14,621
   Selling, general and administrative ..............         18,036          14,420
   Minority interest ................................             --             (33)
                                                           ---------       ---------
                                                             127,989         127,523
                                                           ---------       ---------

OPERATING INCOME ....................................         43,647          30,549

OTHER INCOME (EXPENSE)
   Interest expense .................................         (1,595)         (6,562)
   Interest income ..................................          2,621           2,652
   Other, net .......................................             28             934
                                                           ---------       ---------

INCOME BEFORE INCOME TAXES ..........................         44,701          27,573

INCOME TAX PROVISION ................................        (11,220)         (2,352)
                                                           ---------       ---------

NET INCOME ..........................................         33,481          25,221

PREFERRED STOCK DIVIDENDS ...........................             --          (1,509)
                                                           ---------       ---------

NET INCOME APPLICABLE TO COMMON SHARES ..............      $  33,481       $  23,712
                                                           =========       =========

NET INCOME APPLICABLE TO COMMON SHARES PER SHARE ....      $    0.25       $    0.19
                                                           =========       =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..........        133,672         123,755

          See accompanying notes to the interim financial statements.

                                                                       FORM 10-Q


                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------
                                                                        1997            1996
                                                                     ---------       ---------
OPERATING REVENUES
   Contract drilling services .................................      $ 339,768       $ 238,891
   Labor contract drilling services ...........................         34,133          24,247
   Turnkey drilling services ..................................        140,087          98,782
   Engineering and consulting services ........................          1,894           4,084
   Other revenue ..............................................          9,461           6,511
                                                                     ---------       ---------
                                                                       525,343         372,515
                                                                     ---------       ---------
OPERATING COSTS AND EXPENSES
   Contract drilling services .................................        132,687         142,634
   Labor contract drilling services ...........................         23,527          17,474
   Turnkey drilling services ..................................        135,087          70,394
   Engineering and consulting services ........................          1,373           2,625
   Other expense ..............................................          3,184           3,910
   Depreciation and amortization ..............................         55,556          32,904
   Selling, general and administrative ........................         49,514          38,517
   Gains on sales of property and equipment,
     net of impairments........................................       (197,676)             73
   Minority interest ..........................................            505            (101)
                                                                     ---------       ---------
                                                                       203,757         308,430
                                                                     ---------       ---------

OPERATING INCOME ..............................................        321,586          64,085

OTHER INCOME (EXPENSE)
   Interest expense ...........................................        (11,690)        (12,906)
   Interest income ............................................          7,670           4,030
   Other, net .................................................          1,567           2,447
                                                                     ---------       ---------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE ...........        319,133          57,656

INCOME TAX PROVISION ..........................................       (100,304)         (5,456)
                                                                     ---------       ---------

INCOME BEFORE EXTRAORDINARY CHARGE ............................        218,829          52,200

EXTRAORDINARY CHARGE, NET OF TAX ..............................         (6,685)             --
                                                                     ---------       ---------

NET INCOME ....................................................        212,144          52,200

PREFERRED STOCK DIVIDENDS .....................................             --          (4,529)
                                                                     ---------       ---------

NET INCOME APPLICABLE TO COMMON SHARES ........................      $ 212,144       $  47,671
                                                                     =========       =========

NET INCOME APPLICABLE TO COMMON SHARES PER SHARE:
   Income before extraordinary charge .........................      $    1.63       $    0.45
   Extraordinary charge .......................................          (0.05)             --
                                                                     ---------       ---------
   Net income applicable to common shares per share ...........      $    1.58       $    0.45
                                                                     =========       =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ....................        134,217         104,968


          See accompanying notes to the interim financial statements.

                                                                       FORM 10-Q


                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      -------------------------
                                                                                         1997            1996
                                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...................................................................      $ 212,144       $  52,200
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ............................................         55,556          32,904
      Gain on sale of assets ...................................................       (197,676)         (8,334)
      Deferred income tax provision ............................................         52,665              --
      Asset impairments ........................................................             --           7,600
      Extraordinary charge, net of tax .........................................          6,685              --
      Other ....................................................................            512             446
      Changes in current assets and liabilities:
        Accounts receivable ....................................................        (14,356)        (18,103)
        Proceeds from sale of marketable equity securities .....................          2,353           4,945
        Other assets ...........................................................         (1,616)           (162)
        Accounts payable .......................................................         34,772         (10,268)
        Other liabilities ......................................................        (12,395)         34,128
                                                                                      ---------       ---------
        Net cash provided by operating activities ..............................        138,644          95,356
                                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ...........................................       (251,638)       (131,485)
  Acquisition of Neddrill, net of cash acquired ................................             --        (284,199)
  Proceeds from sale of property and equipment .................................        268,818          56,544
  Proceeds from sale of (investment in) marketable debt securities .............          3,033         (10,444)
  Investment in unconsolidated affiliates ......................................        (23,875)             --
                                                                                      ---------       ---------
        Net cash used by investing activities ..................................         (3,662)       (369,584)
                                                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt .................................................             --         124,744
  Payment of long-term debt ....................................................       (128,242)         (4,135)
  Dividends paid on preferred stock ............................................             --          (6,038)
  Issuance of common stock .....................................................          4,503         270,479
  Purchase of shares returned to treasury ......................................        (42,309)         (2,052)
  Payment of short-term debt ...................................................             --          (6,122)
                                                                                      ---------       ---------
        Net cash (used) provided by financing activities .......................       (166,048)        376,876
                                                                                      ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ........................................           (322)           (114)
                                                                                      ---------       ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...............................        (31,388)        102,534

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................        149,632          41,307
                                                                                      ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................      $ 118,244       $ 143,841
                                                                                      =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
      Interest .................................................................      $  19,961       $   6,242
      Income taxes .............................................................      $  41,786       $   1,389
  Noncash investing and financing activities:
      Neddrill acquisition with common stock ...................................      $  50,000       $      --
      Insurance financing agreement ............................................      $  26,063       $      --

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

                                                               NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1996
                                                                ---------------
                                                                  (Unaudited)

Operating revenues..............................................$      454,352
Net income applicable to common shares..........................$       58,779
Net income applicable to common shares per share................$         0.47

         On May 7, 1997, the Company completed the sale to Pride Petroleum Services, Inc. of its 12 mat supported jackup rigs, including the hull of one former mat supported jackup rig (Linn Richardson), which had all drilling machinery and equipment removed. The sales price was $268,818,000 in cash. The Company recognized a pre-tax gain of $197,676,000 in connection with the sale which has been included in "Gains on sales of property and equipment, net of impairments" in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 1997.

                                                                       FORM 10-Q
                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (Continued)

      (Dollar amounts in tables are in thousands, except per share amounts)
                                   (Unaudited)



NOTE 3 - INVESTMENT IN AND NOTES RECEIVABLE FROM AFFILIATES

         At September 30, 1997, the Company's investments in affiliates consisted of a 41 percent interest in Arktik Drilling Ltd., Inc., ("Arktik") and a 50 percent interest in Noble Kvaerner Drilling Inc. ("Noble Kvaerner"). The Company accounts for these investments using the equity method. Arktik is a Bahamian joint venture company that owns and operates the drillship Neddrill Muravlenko. Noble Kvaerner is a Bahamian joint venture company that operates an offshore jackup rig, the Kolskaya. The total investment balance at September 30, 1997 was $610,000 and equity in earnings was $222,000 for both the three months and the nine months ended September 30, 1997.

         The Neddrill Muravlenko refurbishment has been completed, with the exception of installing a blowout preventer, and it is available to operate as a workover unit in the fourth quarter of 1997 for Petroleo Brasiliero S.A. ("Petrobras"). Upon installation of a blowout preventer, the Neddrill Muravlenko will begin drilling operations with Petrobras under a five-year contract, with a one-year option to Petrobras. The total cost of the refurbishment is expected to be approximately $52,500,000. As of September 30, 1997, the Company had funded $37,600,000 to Arktik, of which $12,800,000 had been paid on behalf of one of the other Arktik joint venturers. Such amount is included in "Other current assets" in the accompanying Condensed Consolidated Balance Sheet at September 30, 1997. Of the remaining $24,800,000 funded by the Company for the upgrade of the Muravlenko, approximately one-half is payable from Arktik with the proceeds obtained in a bank financing, which is currently being negotiated. Any amount remaining to be collected once the bank financing is completed will be repaid by Arktik over the term of the Petrobras contract.

         The Kolskaya was converted from accommodation mode into drilling mode during the second quarter of 1997, and it began working under a three-year contract in July 1997. The total cost of the conversion was approximately $18,000,000. As of September 30, 1997, the Company had funded $12,750,000 to Noble Kvaerner, of which $4,875,000 had been paid on behalf of one of the other Noble Kvaerner joint venturers. Such amount is included in "Other current assets" in the accompanying Condensed Consolidated Balance Sheet at September 30, 1997. Of the remaining $7,875,000 funded by the Company for the upgrade of the Kolskaya, Noble Kvaerner is currently negotiating a credit agreement to provide for a $10,000,000 loan the proceeds of which will be used to repay the Company.

NOTE 4 - DEBT

         During the first quarter of 1997, the Company purchased $29,555,000 principal amount of its 9 1/4% Senior Notes Due 2003 (the "9 1/4% Senior Notes"), which resulted in an extraordinary charge of $1,704,000, net of taxes of $918,000. On May 14, 1997, the Company announced a tender offer to purchase for cash all $84,445,000 principal amount then outstanding of its 9 1/4% Senior Notes. Pursuant to the tender offer, the Company purchased $81,330,000 principal amount of 9 1/4% Senior Notes during the second quarter of 1997, which resulted in an extraordinary charge of $4,981,000, net of taxes of $2,682,000. The extraordinary charge represents the difference between the acquisition price and the net carrying value of the notes, including unamortized debt issue costs. After giving effect to the purchases, the Company had $3,115,000, principal amount of 9 1/4% Senior notes outstanding at September 30, 1997.

         On March 31, 1997, the Company redeemed the remaining $1,026,000 principal amount of U.S. Government Financing Sinking Fund Bonds.

         The Company capitalizes interest costs related to construction in progress on qualifying upgrade projects. The Company capitalized $2,073,000 of interest during both the three months and the nine months ended September 30, 1997.

NOTE 5 - CREDIT FACILITIES

         The Company entered into a credit agreement dated August 14, 1997 (the "Credit Agreement") with a group of banks. The Credit Agreement provides for a five-year unsecured revolving credit facility in the amount of $200,000,000. Loans under the Credit Agreement bear interest, at the option of the Company, at either a base rate or LIBOR plus a margin (0.40 percent currently) that varies depending on the Company's public senior secured debt rating or its funded debt to capital ratio. The Credit Agreement requires compliance with various covenants, including minimum consolidated net worth, interest coverage ratios, leverage ratios and fleet coverage ratios.

                                                                       FORM 10-Q
                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - (Continued)

      (Dollar amounts in tables are in thousands, except per share amounts)
                                   (Unaudited)


NOTE 6 - SHAREHOLDERS' EQUITY

         On May 12, 1997, the Company announced that its Board of Directors has authorized the repurchase of up to 10,000,000 shares of the Company's common stock, or approximately eight percent of its outstanding common stock. The common stock purchases, if any, will be made from time to time on the open market or through privately negotiated transactions at prices determined by the Company. As of September 30, 1997, the Company had purchased 1,857,000 shares of its outstanding common stock for $42,309,000 pursuant to the repurchase program.

NOTE 7 - ACCOUNTING PRONOUNCEMENTS

         In February 1997 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which established new guidelines for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. If FAS 128 had been in effect for the three months and nine months ended September 30, 1997 and 1996, net income per common share would be unchanged.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 130 established standards for reporting and displaying comprehensive income and its components in general-purpose financial statements. Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of the Statement of Operations. FAS 131 requires public business enterprises to report certain information about their operating segments; report certain enterprise-wide information about their products and services, their activities in different geographic areas, and their reliance on major customers; and disclose certain segment information in their interim financial statements. These statements are effective for fiscal years beginning after December 15, 1997 and will not have an effect on the Company's results of operations or financial position.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         The Company has entered into long-term drilling contracts for two of its Economic Value Advantage ("EVA-4000(TM)") design semisubmersible rigs, and has a commitment for a third unit. The total cost of these conversions is expected to be approximately $400,000,000. The Company is currently marketing several of its submersible rigs for conversion into EVA-4000(TM) semisubmersible rigs. Because any such conversion would require substantial capital expenditures, such projects will not be completed except in connection with entering into a long-term drilling contract with an operator. However, given the strong demand for drilling rigs and related services, increasingly heavy backlogs for equipment and services required to complete the conversions could constrain the Company's ability to complete the conversions on a timely basis. In order to preserve its ability to expedite the conversion of the rigs once drilling contracts are awarded, the Company has entered into purchase commitments for certain key equipment components and construction services with several vendors. As of September 30, 1997, the Company has made payments of approximately $36,000,000 toward these commitments and the total commitments remaining under these agreements are approximately $138,000,000.

                                                                       FORM 10-Q



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, demand for the Company's assets, commodity prices and industry conditions, fleet enhancements, turnkey activities, capital expenditures, sufficiency of liquidity and capital resources, and indebtedness covenant compliance, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, volatility of oil and gas prices, increasingly heavy backlogs for equipment and services required to complete on schedule major shipyard refurbishment and conversion projects which are either planned or in progress, potential decrease in demand for drilling services in the U.S. Gulf of Mexico ("U.S. Gulf") where the Company has a concentration of drilling rigs (which could also result in competitors moving their rigs to other markets where the Company has drilling rigs), risks associated with turnkey drilling operations, intense competition in the drilling industry, political and economic conditions in international markets (including Nigeria, Venezuela and India), risks of natural disasters (hurricanes), operational risks (such as blowouts, fires and loss of production), early termination provisions generally found in the Company's drilling contracts, limitations on insurance coverage, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation).

GENERAL

         The following discussion is intended to assist in understanding the Company's financial position as of September 30, 1997, and its results of operations for the three months and nine months ended September 30, 1997. Reference is also made to the Condensed Consolidated Financial Statements and the Notes thereto, included elsewhere herein, which should be read in conjunction with the discussion.

         As used herein, unless otherwise required by the context, "Noble Drilling" refers to Noble Drilling Corporation and the "Company" refers to Noble Drilling and its consolidated subsidiaries.

 OUTLOOK

         Since 1995, demand for the Company's drilling rigs has increased and resulting dayrates have risen significantly. The improvement in the markets has been in part due to favorable commodity prices and also to technological advances that have expanded the opportunities for offshore exploration, particularly in deeper water depths. The increased activity levels have resulted in demand sufficient to absorb virtually all rigs in working condition which are being actively marketed. Demand for certain types of deepwater equipment currently exceeds the existing capacity, and several of the Company's competitors have announced plans to construct new rigs to service this demand.

         The Company believes that the worldwide demand for drilling rigs should remain strong enough to support the current level of offshore drilling activity for the remainder of 1997, particularly in international markets, assuming that oil prices and the respective political environments remain stable. Historically, though, the offshore contract drilling market has been highly competitive and cyclical, and the Company cannot predict the future level of demand for its drilling services nor the future conditions in the offshore contract drilling industry. As a result of the increased demand for drilling rigs and related services, exploration and development costs have risen steadily over the past two years. Recent favorable trends in commodity prices have helped offset the higher costs, but adverse fluctuations in the prices of oil and natural gas may affect the demand for drilling equipment and related services. Any decrease in drilling activity may impact the utilization of the Company's assets and the dayrates earned on the equipment.

                                                                       FORM 10-Q


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

         In response to the growth in worldwide demand for drilling rigs capable of operating in water depths greater than 5,000 feet, the Company is upgrading several of its shallow water submersible rigs into Economic Value Advantage ("EVA-4000(TM)") design semisubmersible rigs. The first EVA-4000(TM) conversion, the Noble Paul Romano, has been contracted to Shell Deepwater Development, Inc. ("Shell"), an affiliate of Shell Oil Company, for four or five years, at Shell's option. The Noble Paul Romano is expected to be available for work in the second half of 1998. The second EVA-4000(TM) conversion, the Noble Paul Wolff, will be capable of operating in 8,900 feet of water and has been contracted to Petroleo Brasiliero S.A. ("Petrobras") for six years. The Noble Paul Wolff is expected to be available for work in late 1998. The Company has also announced a commitment to convert a third submersible rig into an EVA-4000(TM) semisubmersible rig. The term of the commitment would be five years, and the conversion is expected to be completed in 1999.

         The Company is also actively marketing other submersible rigs for conversion into deepwater EVA-4000(TM) design semisubmersible rigs. In addition, the Company is mobilizing the Shelf 4, a semisubmersible rig hull purchased in late 1996, back to the U.S. Gulf of Mexico to secure a long term drilling contract. If the Company is successful in negotiating a contract for this unit, the Company would have to make significant capital expenditures to refurbish and upgrade the Shelf 4.

         Some of the other significant upgrades include the Noble Bill Jennings and Noble Leonard Jones, which are being upgraded from independent leg slot rigs to cantilever drilling units with proprietary extended reach cantilever design and water depth ratings of 390 feet. These rigs are scheduled to be available for work in the fourth quarter of 1997. In addition, the refurbishment of the Noble Al White (formerly the Neddrill Trigon) for an 18-month contract in the Norwegian sector of the North Sea is expected to be completed in the fourth quarter of 1997. The Company has completed the reactivation of two idle submersible rigs, the Noble Joe Alford and Noble Lester Pettus, and a third submersible, the Noble Fri Rodli, is anticipated to be completed by the beginning of 1998. The installation and testing of blowout preventers and related control systems on the Noble Roger Eason (formerly the Neddrill 2) and the Neddrill Muravlenko have been delayed pending the delivery of key equipment components. The Company anticipates at least one of the two rigs' equipment will be delivered before the end of 1997, and the other equipment package is expected to be delivered in 1998.

         The Company experienced a net loss on its turnkey drilling operations in the third quarter of 1997 as a result of losses recorded on two wells. One of the wells was not yet completed at September 30, 1997. The Company anticipates the well will be completed in the fourth quarter of 1997, and has fully accrued for the estimated loss upon completion of this well at September 30, 1997. Results of operations for turnkey drilling services for the three months and nine months ended September 30, 1997, were net losses of $2,262,000 and $2,412,000, respectively. Through the first nine months of 1997, there were 27 turnkey well completions compared to 28 completions for the year ended December 31, 1996.

RESULTS OF OPERATIONS

SIGNIFICANT 1997 EVENTS

         The consolidated results of operations for the three months and nine months ended September 30, 1997, reflect several significant transactions and events. Management believes these events reflect the Company's efforts to enhance its position within the offshore contract drilling services industry.

         On May 7, 1997, the Company completed the sale of its 12 mat supported jackup rigs to Pride Petroleum Services, Inc. for $268,818,000 in cash, resulting in a pre-tax gain of $197,676,000, which is included in "Gains on sales of property and equipment, net of impairments" in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 1997. Revenues, gross margin and operating income generated from the mat rigs were $35,155,000, $18,585,000 and $15,231,000, respectively, for the period from January 1, 1997 through May 7, 1997.

                                                                      FORM 10-Q

         The Company purchased $110,885,000 principal amount of its 9 1/4% Senior Notes Due 2003 ("9 1/4% Senior Notes") during the nine months ended September 30, 1997, resulting in an extraordinary charge of $6,685,000. The extraordinary charge represents the difference between the acquisition price and the net carrying value of the notes, including unamortized debt issuance costs.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Net income applicable to common shares for the third quarter of 1997 (the "Current Quarter") was $33,481,000, or $0.25 per share, on operating revenues of $171,636,000, compared to net income applicable to common shares of $23,712,000, or $0.19 per share, on operating revenues of $158,072,000 for the third quarter of 1996 (the "Comparable Quarter"). The increases in operating revenues and net income were attributable to higher domestic and international average dayrates, higher labor contract revenues and gross margin due to improved dayrates and the startup of the Hibernia project in Canada, and contributions from the Noble Gus Androes, Noble Chuck Syring, Noble Kenneth Delaney and Noble Jimmy Puckett jackup rigs, which were acquired during 1996 and placed into service in the fourth quarter of 1996. The Current Quarter's results were negatively impacted by the Company's turnkey operations, due primarily to two wells which incurred losses during the Current Quarter as a result of unexpected drilling difficulty.

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for the Company's offshore rig fleet for the three months ended September 30, 1997 and 1996:

                          AVERAGE RIG
                       UTILIZATION RATES (1)         OPERATING DAYS           AVERAGE DAYRATES
                     ----------------------       -------------------       -------------------
                        THREE MONTHS ENDED         THREE MONTHS ENDED        THREE MONTHS ENDED
                          SEPTEMBER 30,               SEPTEMBER 30,            SEPTEMBER 30,
                     ---------------------       --------------------      --------------------
                       1997          1996          1997         1996         1997         1996
                     -------       -------       -------      -------      -------      -------

International .....    94%            95%         2,366         2,251      $36,815       $30,974
Domestic .........     95%            99%           614         1,430      $39,845       $24,187

--------------
(1) Information reflects the policy of the Company to report utilization rates based on the number of actively marketed rigs owned in the fleet.

INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's international operations for the three months ended September 30, 1997 and 1996:


                                              OPERATING REVENUES              GROSS MARGIN
                                           ------------------------     --------------------------
                                              THREE MONTHS ENDED            THREE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                           ------------------------      -------------------------
                                              1997           1996           1997            1996
                                           ---------      ---------      ---------       ---------
                                                               (In thousands)
Contract drilling services
   Offshore .........................      $  87,104      $  69,723      $  52,805       $  27,702
   Land .............................             --          2,630             --           1,110
                                           ---------      ---------      ---------       ---------
Total contract drilling services ....         87,104         72,353         52,805          28,812
Labor contract drilling services ....         14,910          8,542          4,952           2,455
Turnkey drilling services ...........          6,752             --         (3,101)             --
Engineering and consulting services .            540          1,042             34             451
Other revenue .......................          2,512          1,345          1,980             686
                                            --------      ---------      ---------       ---------
         Total ......................      $ 111,818      $  83,282      $  56,670       $  32,404
                                           =========      =========      =========       =========

                                                                   FORM 10-Q

          OPERATING REVENUES. Offshore contract drilling services revenues increased $17,381,000 for the Current Quarter as compared to the Comparable Quarter. The increase is primarily attributable to higher average international dayrates, which increased from approximately $31,000 per day in the Comparable Quarter to approximately $36,800 in the Current Quarter. The remaining increase is attributable to the Noble Jimmy Puckett, Noble Kenneth Delaney, Noble Gus Androes and Noble Chuck Syring jackup rigs, which were acquired in 1996 and placed into service in the fourth quarter of 1996. All of the Company's land assets were sold in December 1996. Labor contract drilling services revenues increased $6,368,000 in the Current Quarter as compared to the Comparable Quarter, due to the startup of the Hibernia project offshore Newfoundland, Canada and to higher average dayrates on the North Sea platform contracts. Turnkey drilling services revenues increased $6,752,000 as a result of one well completion in the North Sea in the Current Quarter, as compared to no international wells completed in the Comparable Quarter. There was one international turnkey well in progress at September 30, 1997, offshore Mexico in the Bay of Campeche.

         GROSS MARGIN. International offshore contract drilling services gross margin increased $25,103,000 in the Current Quarter as compared to the Comparable Quarter. The increase is primarily attributable to higher average international dayrates and contributions from the Noble Jimmy Puckett, Noble Kenneth Delaney, Noble Gus Androes and Noble Chuck Syring, which were acquired in 1996 and placed into service in the fourth quarter of 1996. The increase in gross margin for labor contract drilling services in the Current Quarter as compared to the Comparable Quarter is attributable to the contribution of the Hibernia project offshore Newfoundland, Canada and to higher average dayrates on the North Sea platform contracts. The negative results from international turnkey drilling services are attributable to unexpected drilling difficulties on a well in progress offshore Mexico. At September 30, 1997, the Company has fully accrued for the estimated loss of the well in Mexico upon completion.

     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's domestic operations for the three months ended September 30, 1997 and 1996:


                                                 OPERATING REVENUES              GROSS MARGIN
                                              ------------------------     -------------------------
                                                 THREE MONTHS ENDED            THREE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                              ------------------------      ------------------------
                                                 1997           1996           1997           1996
                                              ---------      ---------      ---------      ---------
                                                                  (In thousands)
Contract drilling services
   Offshore ............................      $  24,465      $  34,587      $  19,764      $  19,670
   Land ................................             --          3,988             --          1,245
                                              ---------      ---------      ---------      ---------
Total contract drilling services .......         24,465         38,575         19,764         20,915
Turnkey drilling services ..............         34,334         35,056          3,016          6,269
Engineering and consulting services ....             --             --            365             --
Other revenue ..........................          1,019          1,159            542            (31)
                                              ---------      ---------      ---------      ---------
         Total .........................      $  59,818      $  74,790      $  23,687      $  27,153
                                              =========      =========      =========      =========


         OPERATING REVENUES. Domestic offshore contract drilling services revenues decreased $10,122,000 in the Current Quarter as compared to the Comparable Quarter. The decrease is primarily attributable to the sale of the Company's mat supported jackup fleet, which reduced the number of rig operating days in the Current Quarter as compared to the Comparable Quarter. The decrease in rig operating days was partially offset by the significant increase in the average domestic contract drilling dayrate. The average domestic dayrate increased from approximately $24,200 per day in the Comparable Quarter to approximately $39,800 in the Current Quarter. All of the Company's land drilling assets were sold in December 1996. There were five turnkey wells completed in the Current Quarter as compared to ten in the Comparable Quarter and the average revenue per completed well was higher in the Current Quarter.

                                                                   FORM 10-Q

         GROSS MARGIN. Domestic offshore contract drilling services gross margin was relatively flat in the Current Quarter as compared to the Comparable Quarter, due primarily to higher average domestic dayrates offset by the sale of the Company's mat supported jackup fleet on May 7, 1997. The decrease in turnkey drilling services gross margin was attributable to fewer turnkey well completions in the Current Quarter as compared to the Comparable Quarter. At September 30, 1997, the Company had one domestic turnkey well in progress.

     OTHER OPERATING ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $4,053,000 in the Current Quarter as compared to the Comparable Quarter. Of this amount, approximately $2,320,000 relates to the Noble Jimmy Puckett, Noble Kenneth Delaney, Noble Gus Androes and Noble Chuck Syring, which were acquired in 1996 and placed into service in the latter part of the year. The remaining increase is attributable to rig refurbishments subsequent to the Comparable Quarter.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $3,616,000 in the Current Quarter as compared to the Comparable Quarter. The majority of the increase is attributable to costs of a stock-based employee compensation plan, which costs are based solely on changes in the market price of the Company's common stock.

         INTEREST EXPENSE. Interest expense decreased $4,967,000 in the Current Quarter as compared to the Comparable Quarter due to the repurchases of $121,885,000 principal amount of the Company's 9 1/4% Senior Notes in the fourth quarter of 1996 and in 1997. See "Results of Operations - Significant 1997 Events." In addition, the Company capitalized $2,073,000 of interest costs in the Current Quarter related to construction in progress on qualifying upgrade projects.

         INCOME TAX PROVISION. The effective income tax rate in the Current Quarter increased to approximately 25 percent from approximately nine percent in the Comparable Quarter. The Comparable Quarter was favorably impacted by the recognition of deferred tax benefits related to net operating loss carryforwards.


FOR THE NINE MONTHS ENDED  SEPTEMBER 30, 1997 AND 1996

         Net income applicable to common shares for the nine months ended September 30, 1997 (the "Current Period"), was $212,144,000, or $1.63 per share, on operating revenues of $525,343,000, compared to net income applicable to common shares of $47,671,000, or $0.45 per share, on operating revenues of $372,515,000 for the nine months ended September 30, 1996 (the "Comparable Period"). See "Results of Operations - Significant 1997 Events" for information on non-recurring transactions and their impact on the results for the Current Period. Excluding the effects of non-recurring items, net income applicable to common shares increased 89% to $90,340,000, or $0.67 per share, for the Current Period compared to the Comparable Period.

         The increases in operating revenues and net income are attributable to significantly higher domestic and international average dayrates, the contributions from the Noble Gus Androes, Noble Chuck Syring, Noble Kenneth Delaney and Noble Jimmy Puckett, which were acquired during 1996 and placed into service in the fourth quarter of 1996, and higher labor contract revenues in the North Sea and offshore Newfoundland, Canada.

                                                                       FORM 10-Q

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for the Company's offshore rig fleet for the nine months ended September 30, 1997 and 1996:


                          AVERAGE RIG
                        UTILIZATION RATES (1)          OPERATING DAYS        AVERAGE DAYRATES
                      ---------------------       ---------------------    ---------------------
                       NINE MONTHS ENDED             NINE MONTHS ENDED       NINE MONTHS ENDED
                         SEPTEMBER 30,                SEPTEMBER 30,             SEPTEMBER 30,
                      ---------------------       --------------------      --------------------
                        1997          1996          1997         1996         1997         1996
                      -------       -------       -------      -------      -------      -------

International ..        94%           94%           7,183        5,066      $35,198      $26,045
Domestic .......        99%           97%           2,617        3,955      $33,221      $22,410


(1) Information reflects the policy of the Company to report utilization rates based on the number of actively marketed rigs owned in the fleet. During the periods presented, the Company sold certain drilling rigs. Utilization rates for the periods prior to sales of such rigs have not been adjusted.

     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's international operations for the nine months ended September 30, 1997 and 1996:


                                                   OPERATING REVENUES            GROSS MARGIN
                                                 ------------------------    -----------------------
                                                   NINE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                  ----------------------      ----------------------
                                                    1997          1996          1997          1996
                                                  --------      --------      --------      --------
                                                                   (In thousands)
Contract drilling services
   Offshore ................................      $252,828      $131,942      $146,416      $ 53,053
   Land ....................................            --         7,446            --         2,195
                                                  --------      --------      --------      --------
Total contract drilling services ...........       252,828       139,388       146,416        55,248
Labor contract drilling services ...........        34,133        24,247        10,606         6,773
Turnkey drilling services ..................        36,302            --         1,459            --
Engineering and consulting services ........         1,894         4,084           521         1,459
Other revenue ..............................         6,687         3,252         5,166         2,287
                                                  --------      --------      --------      --------
         Total .............................      $331,844      $170,971      $164,168      $ 65,767
                                                  ========      ========      ========      ========


         OPERATING REVENUES. Offshore contract drilling services revenues increased $120,886,000 during the Current Period as compared to the Comparable Period. The increase is primarily attributable to the acquisitions of the Neddrill fleet, higher average international dayrates and the revenues attributable to the Noble Jimmy Puckett, Noble Kenneth Delaney, Noble Gus Androes and Noble Chuck Syring jackup rigs. All of the Company's land assets were sold in December 1996. Labor contract drilling services revenues increased $9,886,000 in the Current Period as compared to the Comparable Period due to higher average dayrates on the North Sea platform contracts and the startup of the Hibernia project offshore Newfoundland, Canada. Turnkey drilling services revenues increased $36,302,000 resulting from five completions in West Africa and two in the North Sea in the Current Period, as compared to no international wells completed in the Comparable Period. There was one international turnkey well in progress at September 30, 1997, offshore Mexico in the Bay of Campeche.

                                                                       FORM 10-Q


         GROSS MARGIN. International offshore contract drilling services gross margin increased $93,363,000 in the Current Period as compared to the Comparable Period. The increase is primarily attributable to the contributions from the Neddrill fleet; higher average international dayrates and contributions from the Noble Jimmy Puckett, Noble Kenneth Delaney, Noble Gus Androes and Noble Chuck Syring. The increase in gross margin for labor contract drilling services in the Current Period, as compared to the Comparable Period, was attributable to higher average dayrates on the North Sea platform contracts and the start up of the Hibernia project offshore Newfoundland, Canada. The increase in gross margin for turnkey drilling services in the Current Period as compared to the Comparable Period was attributable to increased turnkey well completions.

     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's domestic operations for the nine months ended September 30, 1997 and 1996:


                                                   OPERATING REVENUES            GROSS MARGIN
                                                 -----------------------     ----------------------
                                                    NINE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                  ----------------------      ----------------------
                                                    1997          1996          1997          1996
                                                  --------      --------      --------      --------
                                                                      (In thousands)
Contract drilling services
   Offshore ................................      $ 86,940      $ 88,632      $ 60,665      $ 46,712
   Land ....................................            --        10,871            --         2,683
                                                  --------      --------      --------      --------
Total contract drilling services ...........        86,940        99,503        60,665        49,395
Turnkey drilling services ..................       103,785        98,782         3,541        20,002
Engineering and consulting services ........            --            --            --            --
Other revenue ..............................         2,774         3,259         1,111           314
                                                  --------      --------      --------      --------
         Total .............................      $193,499      $201,544      $ 65,317      $ 69,711
                                                  ========      ========      ========      ========



         OPERATING REVENUES. Domestic offshore contract drilling services revenues decreased $1,692,000 in the Current Period as compared to the Comparable Period. The decrease was due primarily to the sale of the Company's mat supported jackup fleet, which reduced the number of rig operating days in the Current Period as compared to the Comparable Period. The decrease in rig operating days was offset by a significant increase in the average domestic contract drilling dayrate. All of the Company's land drilling assets were sold in December 1996. The increase in turnkey drilling services revenues is primarily attributable to a higher average revenue per well in the Current Period as compared to the Comparable Period.

         GROSS MARGIN. Domestic offshore contract drilling services gross margin increased $13,953,000 in the Current Period as compared to the Comparable Period. The increase is primarily attributable to higher average domestic dayrates, which was partially offset by the sale of the Company's mat supported jackup fleet during the Current Period. The decrease in turnkey drilling services gross margin was attributable to several wells which incurred losses during the Current Period as a result of unexpected drilling difficulty.

     OTHER OPERATING ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $22,652,000 in the Current Period as compared to the Comparable Period. Of this amount, $13,675,000 represents depreciation attributable to the Neddrill fleet, and approximately $7,870,000 relates to the Noble Jimmy Puckett, Noble Kenneth Delaney, Noble Gus Androes and Noble Chuck Syring, which were acquired in 1996 and placed into service in the latter part of the year. The remaining increase is attributable to rig refurbishments subsequent to the Comparable Period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $10,997,000 in the Current Period as compared to the Comparable Period. The increase is attributable to the Neddrill acquisition combined with other general increases resulting from higher activity levels, and the costs of a stock-based employee compensation plan, which costs are based solely on changes in the market price of the Company's common stock.

                                                                       FORM 10-Q

         GAINS ON SALES OF PROPERTY AND EQUIPMENT, NET OF IMPAIRMENTS. The Company sold its mat supported jackup fleet in the Current Period, resulting in a pre-tax gain of $197,676,000. See "Results of Operations -- Significant 1997 Events." In the Comparable Period, the Company sold two posted barge rigs, resulting in pre-tax gains of $7,527,000, which were offset by the recognition of impairment charges totaling $7,600,000.

         INTEREST EXPENSE. Interest expense decreased $1,216,000 in the Current Period as compared to the Comparable Period due primarily to the capitalization of $2,073,000 of interest costs related to construction in progress on qualifying upgrade projects.

         INTEREST INCOME. Interest income increased $3,640,000 in the Current Period as compared to the Comparable Period due to higher average cash balances resulting primarily from proceeds received in May 1997 from the sale of the Company's mat supported jackup fleet. The higher average cash balances were also partially attributable to increased operating cash flow in the Current Period as compared to the Comparable Period.

         INCOME TAX PROVISION. The effective income tax rate in the Current Period increased to approximately 31 percent from approximately 9 percent in the Comparable Period. Income taxes of $69,187,000 were recorded in the Current Period in connection with the gain on the sale of the mat rigs. The Comparable Period was favorably impacted by the recognition of deferred tax benefits related to net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

      OVERVIEW

         The Company had working capital of $175,433,000 and $236,977,000 as of September 30, 1997 and December 31, 1996, respectively. Long-term debt as a percentage of long-term debt plus shareholders' equity was 11 percent at September 30, 1997, compared to 21 percent at December 31, 1996.

         At September 30, 1997, the Company had cash, cash equivalents and marketable debt securities of $134,557,000 and had $202,603,000 of funds available under various lines of credit. The Company expects to generate positive cash flow from operations for the remainder of 1997, assuming no material decrease in demand for contract drilling and turnkey drilling services. The Company will continue to have cash requirements for debt principal and interest payments; for the remainder of 1997, cash requirements for currently outstanding debt principal and interest payments are estimated to be approximately $3,961,000. The Company expects to fund these payments out of cash and short-term investments as well as cash provided by operations.

         Capital expenditures totaled $251,638,000 and $131,485,000 for the Current Period and Comparable Period, respectively. Capital expenditures for the remainder of 1997 are expected to total approximately $175,000,000, of which the majority relates to upgrades of existing equipment. This amount includes approximately $75,000,000 for the conversions of submersible rigs into EVA-4000(TM) semisubmersible units. The Company has entered into contracts for two of these EVA-4000(TM) semisubmersibles, the Noble Paul Romano and Noble Paul Wolff, and has a commitment for a third unit. The total cost of these conversion projects is expected to be approximately $400,000,000. Further, the Company is marketing the balance of its submersible rigs for conversion into EVA-4000(TM) semisubmersible units. Because any such conversion would require substantial capital expenditures, such projects will not be completed except in connection with entering into a long-term drilling contract with an operator. However, given the strong demand for drilling rigs and related services, increasingly heavy backlogs for equipment and services required to complete the conversions could constrain the Company's ability to complete the conversions on a timely basis. In order to preserve its ability to expedite the conversion of the rigs once drilling contracts are awarded, the Company has entered into purchase commitments for certain key equipment components and construction services with several vendors. As of September 30, 1997, the Company has made payments of approximately $36,000,000 toward these commitments and the total commitments remaining under these agreements are approximately $138,000,000. These expenditures will be funded from operating cash flows, existing cash balances, available lines of credit and possibly from other sources of project financing. The Company is currently reviewing several proposals from financial institutions to provide project financing for the EVA-4000(TM) semisubmersible conversions.

         The Noble Paul Romano and Noble Paul Wolff conversions are not expected to be available for work until at least mid 1998 and late 1998, respectively. The third EVA-4000(TM) semisubmersible unit is not expected to be completed until 1999. Certain conversion projects currently under consideration could require, if they materialize, capital expenditures or other cash requirements not included in the above estimate. Factors that could cause actual capital expenditures to exceed materially the planned capital expenditures include delays and cost overruns in shipyards, shortages and delays in the delivery of key rig equipment necessary for conversion projects, latent

                                                                       FORM 10-Q

damage or deterioration to hulls, requirements for equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.

         On May 12, 1997, the Company announced that its Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company's common stock, or approximately eight percent of its outstanding common stock. As of September 30, 1997, the Company had repurchased 1,857,000 shares of common stock at a total cost of $42,309,000. Additional purchases, if any, would be made from time to time on the open market or in private transactions at prices determined by the Company.

     CREDIT FACILITIES AND LONG-TERM DEBT

         The Company entered into a credit agreement dated August 14, 1997 (the "Credit Agreement") with a group of banks. The Credit Agreement provides for a five-year unsecured revolving credit facility in the amount of $200,000,000. Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.40 percent currently) that varies depending on the Company's public senior secured debt rating or its funded debt to capital ratio. The Credit Agreement requires compliance with various covenants, including minimum consolidated net worth, interest coverage ratios, leverage ratios and fleet coverage ratios. At September 30, 1997, the Company had lines of credit totaling $205,000,000 to support letters of which $2,397,000 had been used to support outstanding letters of credit. Additionally, at September 30, 1997, $12,295,000 of outstanding letters of credit had been supported through a combination of unsecured letter of credit facilities and surety bonds.

         On May 14, 1997, the Company commenced a tender offer to purchase for cash all the $84,445,000 principal amount then outstanding of its 9 1/4% Senior Notes. During the Current Period, the Company acquired $110,885,000 principal amount of its 9 1/4% Senior Notes, of which $81,330,000 was purchased pursuant to the tender offer. After giving effect to the purchases, the Company had $3,115,000 principal amount of 9 1/4% Senior Notes outstanding at September 30, 1997.

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

          (b) One report on Form 8-K was filed by the Company during the quarter ended September 30, 1997. A report on Form 8-K dated September 3, 1997, which reported an amendment to the Company's stockholder rights plan, was filed on the date thereof.

                                                               FORM 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             NOBLE DRILLING CORPORATION




DATE:    November 13, 1997                   /S/  JAMES C. DAY
                                             -----------------------------------
                                             JAMES C. DAY, Chairman, President
                                             and Chief Executive Officer




DATE:    November 13, 1997                   /S/  BYRON L. WELLIVER
                                             -----------------------------------
                                             BYRON L. WELLIVER,
                                             Senior Vice President-Finance,
                                             Treasurer and Controller
                                             (Principal Financial and Accounting
                                             Officer)

                                                             FORM 10-Q


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                       EXHIBIT
-------                                                      -------


27                 Financial Data Schedule