Form 10-K
period 1997-12-31
NOBLE DRILLING CORP
filed 1998-03-25
CIK 777201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


           FOR THE TRANSITION PERIOD FROM ___________ TO _____________


                         COMMISSION FILE NUMBER: 0-13857


                           NOBLE DRILLING CORPORATION
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       DELAWARE                                       73-0374541
------------------------            --------------------------------------------
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

 COMMON STOCK, PAR VALUE $.10 PER SHARE       NEW YORK STOCK EXCHANGE
     9 1/8% SENIOR NOTES DUE 2006             NEW YORK STOCK EXCHANGE
    PREFERRED STOCK PURCHASE RIGHTS           NEW YORK STOCK EXCHANGE
   ---------------------------------   -----------------------------------------
        Title of each class            Name of each exchange on which registered

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Common Stock held by nonaffiliates as of March 9, 1998: $3,557,930,459

Number of shares of Common Stock outstanding as of March 9, 1998: 131,342,070

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

         (1) Proxy statement for the 1998 annual meeting of stockholders-
Part III

                                TABLE OF CONTENTS


                                                                                                        PAGE
--------------------------------------------------------------------------------------------------------------
PART      ITEM 1.     BUSINESS........................................................................ 1
 I                General............................................................................. 1
                  Business Strategy................................................................... 1
                  Development of Business During 1997................................................. 2
                       Modifications and Upgrades..................................................... 2
                       Redeployments.................................................................. 3
                       Asset Rationalization Program.................................................. 3
                  Drilling Contracts.................................................................. 3
                  Offshore Drilling Operations........................................................ 4
                       International Contract Drilling................................................ 4
                       Domestic Contract Drilling..................................................... 5
                       Labor Contracts................................................................ 5
                  Turnkey Drilling and Engineering Services........................................... 5
                  Competition and Risks............................................................... 5
                  Governmental Regulation and Environmental Matters................................... 7
                  Employees........................................................................... 7
                  Financial Information about Foreign and Domestic Operations......................... 8
          ITEM 2.     PROPERTIES...................................................................... 8
                  Drilling Fleet...................................................................... 8
                       Semisubmersibles............................................................... 8
                       Dynamically Positioned Drillships.............................................. 9
                       Jackup Rigs.................................................................... 8
                       Submersibles................................................................... 9
                  Drilling Fleet...................................................................... 10
                  Facilities.......................................................................... 11
          ITEM 3.     LEGAL PROCEEDINGS............................................................... 11
          ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................. 12
          EXECUTIVE OFFICERS OF THE REGISTRANT........................................................ 12
--------------------------------------------------------------------------------------------------------------
PART      ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........... 13
 II       ITEM 6.     SELECTED FINANCIAL DATA......................................................... 14
          ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS...................................................................... 15
          ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK............................................................... 23
          ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................... 23
          ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE............................................. 49
--------------------------------------------------------------------------------------------------------------
PART      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................. 49
III       ITEM 11     EXECUTIVE COMPENSATION.......................................................... 49
          ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................. 49
          ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................. 49
--------------------------------------------------------------------------------------------------------------
PART      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
IV                    FORM 8-K........................................................................ 50
          SIGNATURES.................................................................................. 51

                                   FORM 10-K


         This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, volatility of oil and gas prices, increasingly heavy backlogs for equipment and services required to complete on schedule major shipyard refurbishment and conversion projects which are either planned or in progress, potential decrease in demand for drilling services in the U.S. Gulf of Mexico where the Company has a concentration of drilling rigs (which could also result in competitors moving their rigs to other markets where the Company has drilling rigs), risks associated with turnkey drilling operations, intense competition in the drilling industry, political and economic conditions in international markets (including Nigeria, Venezuela and India), natural disasters (such as hurricanes), operational risks (such as blowouts, fires and loss of production), early termination provisions generally found in the Company's drilling contracts, limitations on insurance coverage, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation).

                                     PART I

ITEM 1.       BUSINESS


GENERAL


         Noble Drilling Corporation is a leading provider of diversified services for the oil and gas industry worldwide. The Company's activities include offshore drilling services, turnkey drilling services and engineering and asset management services. The Company's drilling fleet is broadly diversified, allowing it to work in a variety of operating conditions.


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

DEVELOPMENT OF BUSINESS DURING 1997



MODIFICATIONS AND UPGRADES


     EVA-4000(TM)  SEMISUBMERSIBLE CONVERSIONS


         The Company has pursued an extensive rig modification, refurbishment and upgrade program in recent years, which continued in 1997. In response to the growth in worldwide demand for drilling rigs capable of operating in water depths greater than 5,000 feet, the Company is upgrading certain of its shallow water submersible rigs into Economic Value Advantage ("EVA-4000(TM)") design semisubmersible rigs. The first EVA-4000(TM) conversion, the Noble Paul Romano, has been contracted to Shell Deepwater Development Inc. ("Shell"), an affiliate of Shell Oil Company, for five years. The Noble Paul Romano is expected to be available for work in the second half of 1998. The second EVA-4000(TM) conversion, the Noble Paul Wolff, will be capable of operating in up to 8,900 feet of water and has been contracted to Petroleo Brasiliero S.A. ("Petrobras") for six years. The Noble Paul Wolff is expected to be available for work in late 1998. The Noble Amos Runner has been contracted to a consortium of three operators, Marathon Oil Company, Oryx Energy Company and Murphy Exploration and Production Company. The initial term of the drilling contract is five years, with options to extend at mutually agreed terms and conditions. The Noble Amos Runner will be capable of operating in up to 6,600 feet of water and is expected to be available for work in the second quarter of 1999.


         The Company has entered into letters of intent for two additional EVA-4000(TM) conversions. The Noble Jim Thompson will be contracted to Shell for work in the Gulf of Mexico. The unit will be capable of operating in water depths up to 6,000 feet in a moored configuration. The initial term of the drilling contract will be for three years with options to Shell to extend the contract. The conversion is expected to be completed in late 1998 or the first quarter of 1999. The Noble Max Smith will be contracted for work in the Gulf of Mexico by two operators, Amerada Hess Corporation and Union Pacific Resources Company, and will be capable of drilling in water depths up to 6,000 feet in a moored configuration. The initial term of the drilling contract will be for five years with options to the operators to extend. Completion of the conversion and delivery of the unit is expected for the third quarter of 1999.


     OTHER SEMISUBMERSIBLE CONVERSIONS

         The Company has entered into a letter of intent with two operators to utilize the Noble Homer Ferrington in the Gulf of Mexico. The Noble Homer Ferrington (formerly the Shelf 4) is a semisubmersible rig hull purchased in late 1996. The rig will be capable of drilling in water depths up to 6,000 feet in a moored configuration. The initial term of the drilling contract will be for five years. The Company will be required to make significant capital expenditures to refurbish and upgrade the rig. Completion of the upgrade and delivery of the unit is expected for the fourth quarter of 1999.

         Additionally, the Company has three other submersible rigs that it believes could be converted to semisubmersibles. Any such conversion would require significant capital expenditures. The Company does not plan to make a conversion unless a long-term contract for the semisubmersible is secured.


     OTHER SIGNIFICANT UPGRADES


         Other significant upgrades include the Noble Bill Jennings and Noble Leonard Jones, which were upgraded from independent leg slot rigs to cantilever drilling units with proprietary extended reach cantilever (ERC(TM)) design and water depth ratings of 390 feet. The Noble Bill Jennings began working in October 1997, and the Noble Leonard Jones began working in January 1998. In addition, the refurbishment of the Noble Al White (formerly the Neddrill Trigon) for an 18-month contract in the Norwegian sector of the North Sea was completed in the fourth quarter of 1997. The Company has completed the reactivation of two idle submersible rigs, the Noble Joe Alford and Noble Lester Pettus, and a third submersible, the Noble Fri Rodli, is scheduled to be completed in the first quarter of 1998. The installation and testing of blowout preventers and related control systems on the Noble Roger Eason (formerly the Neddrill 2) and the Noble Muravlenko have been delayed pending the delivery of key equipment components. The Company expects that these components will be installed on the two drillships during the first half of 1998.

         See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a discussion of capital expenditures.


REDEPLOYMENTS


         From time to time, the Company has strategically redeployed certain drilling units in its fleet, primarily from the Gulf of Mexico to other drilling markets worldwide, in order to position assets in important geological areas. During 1997, the Noble Lewis Dugger and Noble Sam Noble were deployed from the U.S. Gulf of Mexico to the Bay of Campeche; the Noble Al White was deployed from Argentina to the North Sea; and the Noble Muravlenko was upgraded and deployed to Brazil. The Noble Kenneth Delaney has completed a refurbishment in Sharjah, UAE and is being deployed to Qatar. Additionally, the Company has a letter of intent to mobilize the Noble John Sandifer from the U.S. Gulf of Mexico to the Bay of Campeche in the first half of 1998 for a two-year contract.


ASSET RATIONALIZATION PROGRAM


         Consistent with the Company's focus on enhancing the deepwater capability of its fleet, on May 7, 1997, the Company completed the sale of its 12 mat supported jackup rigs for $268,818,000 in cash. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations Significant 1997 Events."



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


   o payment of compensation to the Company (generally in U.S. dollars) on a "daywork" basis, under which the Company receives a fixed amount per day that the drilling unit is operating under contract, with lower rates or no compensation payable during periods of equipment breakdown and repair or adverse weather or in the event operations are interrupted by other conditions, some of which may be beyond the Company's control; and


   o payment by the Company of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies.


         Most contracts allow the Company to recover its mobilization and demobilization costs associated with moving a drilling unit from one location to another. If market conditions required the Company to bear these costs, the Company's operating margins would be reduced. Market conditions prevailing in 1997 and year to date in 1998 have permitted the Company to recover its mobilization and demobilization costs to move a unit long distances between operating areas. For shorter moves such as "field moves", the Company's customers have generally agreed to bear the costs of moving the unit and pay the Company a reduced dayrate or "move rate" while the unit is being moved.

         The Company, through Triton Engineering Services Company and its subsidiaries, also participates in "turnkey" contracts (see "Item 1. Business - Turnkey Drilling and Engineering Services"). The risk of loss to the Company is generally higher with respect to the Company's turnkey drilling operations than it is for daywork contract drilling operations.


OFFSHORE DRILLING OPERATIONS


         The Company's offshore contract drilling operations, which accounted for approximately 66 percent and 63 percent of operating revenues for the years ended December 31, 1997 and 1996, respectively, are conducted worldwide. The Company's offshore drilling fleet consists of 45 units. See "Item 2. Properties
- Drilling Fleet." The Company's principal regions of offshore contract drilling operations include the North Sea, the Gulf of Mexico, Africa, South America, the Middle East and India. In 1997, no single customer accounted for more than 10 percent of the Company's total operating revenues.


INTERNATIONAL CONTRACT DRILLING


         The Company's international offshore contract drilling operations are conducted in the North Sea, Mexico, Africa, South America, the Middle East and India. Offshore contract drilling services from international sources accounted for approximately 74 percent and 62 percent of the Company's total offshore contract drilling services revenues for the years ended December 31, 1997 and 1996, respectively. In 1997, approximately 54 percent of the Company's international offshore contract drilling services revenues was derived from contracts with major oil and gas companies, 45 percent from contracts with government-owned companies and the balance from contracts with independent operators.


         The Company's international contract drilling fleet consisted of 30 rigs at January 31, 1998, of which 29 were working under contract and one was being deployed to begin operating under a new contract.


         The Company has six jackup rigs located along the west coast of Africa. The jackup rigs are contracted to major oil companies for terms extending through dates that range from March to December 1998.


         The Company has four jackup rigs located in Venezuela. The Noble Dick Favor is under a long-term contract that terminates in the year 2000. The Noble Charles Copeland is contracted through August 1998, and the Company expects this contract to be renewed for an additional 12 months. The Noble Earl Frederickson has been contracted to drill one well, plus additional wells at the option of the operator, in the first half of 1998. This rig is earning a standby rate until the commencement of drilling operations on the initial well. The contract for the Noble Carl Norberg expired in March 1998. This rig is being demobilized out of Venezuela, a portion of the cost of which is being paid by the former operator, and currently is available for contract.


         The Company has three jackup rigs located in Qatar under contracts extending through dates ranging from October 1998 to October 1999. The Noble Kenneth Delaney, which operated in India in 1997, has completed a refurbishment in Sharjah, UAE and is being deployed to Qatar to begin operating under a three-year contract.


         The Company has two jackup rigs working in India. The Noble Ed Holt is under a bareboat charter agreement that expires in March 1998. The rig will be moved to the shipyard upon expiration of the contract for upgrade prior to commencing a two-year contract. The Noble Jimmy Puckett is under a bareboat charter agreement until December 1998.


         The Company has three jackup rigs operating in the Bay of Campeche, Mexico under contracts extending through dates ranging from October 1998 to May 1999. All of the rigs have been contracted by Petroleos de Mexico ("Pemex"). Additionally, the Company has a letter of intent to mobilize the Noble John Sandifer from the U.S. Gulf of Mexico to the Bay of Campeche in the first half of 1998 for a two-year contract with Pemex.

         The Company has three drillships operating offshore Brazil for Petrobras under contracts extending through dates ranging from October 2001 to March 2003.

         The Company has seven jackup rigs and one semisubmersible rig working in the North Sea under contracts extending through dates ranging from March 1998 to July 2000. The Noble George Savageau is under an agreement which expires in March 1998. The rig will be moved to the shipyard upon expiration of the contract for upgrade prior to commencing an 18-month contract.


DOMESTIC CONTRACT DRILLING


         The Company's domestic offshore contract drilling fleet consisted of 15 rigs at January 31, 1998, of which nine were working under contracts and six were being upgraded, modified and/or refurbished.


         In 1997, approximately 69 percent of the Company's domestic offshore contract drilling revenues was derived from contracts with major oil and gas companies and the remaining 31 percent was derived from contracts with independent operators.


LABOR CONTRACTS


         The Company's offshore operations also include labor contracts for drilling and workover activities covering 14 rigs operating in the U.K. North Sea. These rigs are not owned or leased by the Company. Under its labor contracts, the Company provides the personnel necessary to manage and perform the drilling operations from drilling platforms owned by the operator. The contracts are generally renewable no more frequently than on an annual basis. After drilling operations are completed, workover operations usually become an important element of each platform's activity. Drilling contractor crews will, therefore, typically remain on the platform until a field is depleted by production.


         Additionally, the Company maintains and operates the drilling equipment on the concrete, gravity-based structure known as the Hibernia Project offshore Nova Scotia in Eastern Canada under a long-term contract for Hibernia Management and Development Company Ltd. ("Hibernia"). Drilling operations from the structure commenced in the third quarter of 1997. The Company's five-year contract with Hibernia extends through August 2002 with an option to Hibernia for a five-year extension.


TURNKEY DRILLING AND ENGINEERING SERVICES


         Through its wholly owned subsidiary, Triton Engineering Services Company ("Triton"), the Company provides turnkey drilling, drilling project management, drilling and completion planning and design, specialized drilling tools and services, and contract engineering and consulting manpower. Turnkey drilling, Triton's major service, involves the coordination of all equipment, materials, services and management to drill a well to a specified depth, for a fixed price. Under turnkey drilling contracts, Triton bears the financial risk of delays in the completion of the well. In providing its services, Triton can use drilling rigs owned either by the Company or by a third party, depending on availability. The drilling of a turnkey well is generally completed within 30 to 50 days. Triton completed 34 wells in 1997 compared to 28 wells in 1996. Revenues from turnkey drilling services represented 25 percent and 22 percent of consolidated operating revenues for the years ended December 31, 1997 and 1996, respectively.


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

         Competition in contract drilling involves numerous factors, including price, rig availability and suitability, the experience of the workforce, efficiency, condition of equipment, operating integrity, reputation, industry standing and customer relations. Although price is a major consideration in most markets, especially with respect to domestic drilling, the increasing demand for, and limited supply of, deepwater units has made rig availability and suitability a principal consideration in recent periods. The Company believes it competes favorably with respect to all these factors. Competition is primarily on a regional basis and may vary significantly by region at a particular time. Demand for offshore drilling equipment is also dependent on the exploration and development programs of oil and gas producers, which are in turn influenced by the financial condition of such producers, by general economic conditions and prices of oil and gas, and, from time to time, by political considerations and policies.


         The Company follows a policy of keeping its equipment well maintained and technologically competitive. However, its equipment could be made obsolete by the development of new techniques and equipment. In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct the Company's business, such as blowout preventers and drill pipe, occur from time to time. There can be no assurance that any such shortages experienced in the past would not occur again or that any such shortages, to the extent currently existing, will not continue or worsen in the future.


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


         The Company's operations are materially dependent upon the levels of activity in offshore world oil and U.S. natural gas exploration, development and production. Such activity levels are affected by both short-term and long-term trends in oil and natural gas prices. In recent years, crude oil and natural gas prices, the expenditures by oil and gas companies for exploration and production, and the availability of drilling rigs, and therefore the level of offshore drilling and exploration activity, have been extremely volatile. The domestic price of U.S. benchmark crude oil has recently approached a four-year low. Weakness and uncertainty in the demand for and price of natural gas in the Gulf of Mexico, from time to time, contributes to decreased exploration and production activities. Demand for drilling services outside the United States, excluding the North Sea, has been less volatile in recent years, but remains dependent on a variety of political and economic factors beyond the Company's control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.


         If the domestic price of natural gas decreases, the Company's dayrates on new contracts and utilization rates in the U.S. Gulf could be adversely affected. Similarly, if the prices of crude oil or natural gas decrease in other world markets, where the Company's international jackup rigs principally compete, its rates there could be adversely affected. The Company can predict neither the future level of demand for its drilling services nor the future conditions in the offshore contract drilling industry.


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


         The U.S. Oil Pollution Act of 1990 ("OPA `90") and the subsequent regulations impose certain additional operational requirements on the Company's domestic offshore rigs and govern liability for leaks, spills and blowouts. Regulations under OPA `90 may increase the level of financial assurance required of owners and operators of rigs in the waters of the United States. The Company monitors these regulations and does not believe that they are likely to have a material adverse effect on the Company's financial condition or results of operations.


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


EMPLOYEES


         At December 31, 1997, the Company had approximately 2,781 employees, of which 58 percent were engaged in international operations and 42 percent were engaged in domestic operations. Over many years, the Company has developed and maintained a well-trained and experienced workforce.


         Depending on location, some employees of Noble Drilling (Nederland) B.V., a subsidiary of the Company, are covered by a labor agreement or are represented by labor unions. The Company is not a party to any collective bargaining agreements that are material to the Company. The Company considers its employee relations to be satisfactory.

         Demand for field personnel has increased significantly due to increased levels of offshore drilling activity in recent periods. A continued increase in demand for oilfield services could make it more difficult to retain and recruit qualified rig crew members without significant increases in compensation.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS


         Information regarding operating revenues, operating income and loss, and identifiable assets attributable to each of the Company's geographic areas of operations for the last three fiscal years is presented in Note 13 of Notes to Consolidated Financial Statements included elsewhere herein.


ITEM 2. PROPERTIES


DRILLING FLEET


         The Company's offshore drilling rig fleet at January 31, 1998 consisted of 45 units comprising seven semisubmersibles (including five submersibles that will be converted to EVA-4000(TM) semisubmersibles), three drillships, 32 jackup rigs and three submersibles. The rig counts include one drillship in which the Company has a 41 percent interest through a joint venture arrangement, one jackup rig in which the Company has a 50 percent interest through a joint venture arrangement and one rig currently active as a submersible prior to its scheduled conversion to an EVA-4000(TM) semisubmersible commencing in 1998. Each type of rig is described further below. There are several factors that determine the type of rig most suitable for a particular job, the more significant of which include the water depth and bottom conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth.


SEMISUBMERSIBLES

         The Company had seven semisubmersibles (including five submersibles that will be converted to EVA-4000(TM) semisubmersibles) in the fleet at January 31, 1998. Semisubmersibles are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the hull is below the water surface during drilling operations. The Noble Ton van Langeveld maintains its position over the well through the use of a mooring system, is designed to work in water depths of up to 1,500 feet and can drill in many areas where the Company's jackup rigs can also drill. However, semisubmersibles normally require water depth of at least 200 feet in order to conduct operations. Semisubmersibles are typically more expensive to construct and operate than jackup rigs.

DYNAMICALLY POSITIONED DRILLSHIPS


         The Company had three dynamically positioned drillships in the fleet at January 31, 1998, including one drillship in which the Company owns a 41 percent interest through a joint venture arrangement. Drillships are ships that are equipped for drilling and are typically self-propelled and move from one location to another under their own power. Drillships are positioned over the well through use of either an anchoring system or a computer controlled thruster system (dynamic positioning). The Company's two wholly owned drillships, the Noble Leo Segerius and Noble Roger Eason, are capable of drilling in water depths up to 4,500 feet and 6,000 feet, respectively. The Noble Muravlenko is capable of drilling in water depths up to 4,000 feet. Drillships are typically more expensive to construct and operate than jackup rigs.


JACKUP RIGS


         The Company had 32 jackup rigs in the fleet at January 31, 1998, including one jackup rig in which the Company owns a 50 percent interest through a joint venture arrangement. Jackup rigs are mobile self-elevating drilling platforms equipped with legs which can be lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a mat attached to the bottom of them in order to provide a more stable foundation in soft bottom areas. All of the Company's jackup rigs are independent leg cantilevered rigs. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water and drilling operations are conducted with the hull in its raised position. The Company's jackup rigs are capable of drilling to a maximum depth of 25,000 feet in water depths ranging between 8 and 390 feet, depending on the jackup rig.


SUBMERSIBLES


         The Company had three submersibles in the fleet at January 31, 1998. Submersibles are mobile drilling platforms which are towed to the drill site and submerged to drilling position by flooding the lower hull until it rests on the sea floor, with the upper deck above the water surface. The Company's submersibles are capable of drilling to a maximum depth of 30,000 feet in water depths ranging between 12 and 100 feet, depending on the submersible.


         The following table sets forth certain information concerning the Company's drilling rig fleet at January 31, 1998. The table does not include 14 rigs owned by operators for which the Company had labor contracts as of January 31, 1998. Unless otherwise indicated, the Company owns and operates the rigs included in the table.

                                 DRILLING FLEET

                                                           YEAR       WATER    MAXIMUM
                                                         BUILT OR     DEPTH    DRILLING
         NAME                         MAKE              REBUILT (1)   RATING    DEPTH     LOCATION          STATUS (2)
         ----                         ----              -----------   ------    -----     --------          ----------
                                                                      (FEET)    (FEET)

SEMISUBMERSIBLES - 7
Noble Paul Wolff (3)             Noble EVA 4000(TM)      1998    R     8,900    30,000    U.S. Gulf         Shipyard
Noble Amos Runner (3)            Noble EVA 4000(TM)      1999    R     6,600    25,000    U.S. Gulf         Shipyard
Noble Paul Romano (3)            Noble EVA 4000(TM)      1998    R     6,000    30,000    U.S. Gulf         Shipyard
Noble Jim Thompson (3)(4)        Noble EVA 4000(TM)      1999    R     6,000    25,000    U.S. Gulf         Shipyard
Noble Max Smith (4)(6)           Noble EVA 4000(TM)      1999    R     6,000    25,000    U.S. Gulf         Active
Noble Homer Ferrington (4)       Friede & Goldman 9500   1999    R     6,000    20,000    U.S. Gulf         Shipyard
                                  Enhanced Pacesetter
Noble Ton van Langeveld (3)(5)   Offshore Co. SCP III    1991    R     1,500    25,000    U.K.              Active

DYNAMICALLY POSITIONED
DRILLSHIPS - 3
Noble Roger Eason (3)            Nedlloyd                1997    R     6,000    25,000    Brazil            Active
Noble Leo Segerius (3)           Gusto Engineering       1996    R     4,900    20,000    Brazil            Active
                                  Pelican Class
Noble Muravlenko (3)(7)          Gusto Engineering       1997    R     4,000    21,000    Brazil            Active
                                  Pelican Class
JACKUP RIGS - 32
Noble Bill Jennings (3)          MLT 84 - ERC(TM)        1997    R       390    25,000    U.S. Gulf         Active
Noble Leonard Jones (3)          MLT 53 - ERC(TM)        1998    R       390    25,000    U.S. Gulf         Active
Noble Eddie Paul (3)             MLT 84 - ERC(TM)        1995    R       390    25,000    U.S. Gulf         Active
Noble Al White (3)(5)            CFEM T-2005C            1997    R       360    25,000    Norway            Active
Noble Kolskaya (3)(5)(8)         Gusto Engineering       1997    R       330    25,000    Denmark           Active
Noble Johnnie Hoffman (3)        Baker Marine BMC 300    1993    R       300    25,000    U.S. Gulf         Active
Noble Byron Welliver (3)(5)      CFEM T-2005C            1982            300    25,000    Denmark           Active
Noble Roy Butler (3)(9)          F&G L-780 MOD II        1996    R       300    25,000    Zaire             Active
Noble Tommy Craighead (3)        F&G L-780 MOD II        1990    R       300    25,000    Nigeria           Active
Noble Kenneth Delaney (3)(10)    F&G L-780 MOD II        1998    R       300    25,000    Qatar             Active
Noble Percy Johns (3)            F&G L-780 MOD II        1995    R       300    25,000    Nigeria           Active
Noble George McLeod (3)          F&G L-780 MOD II        1995    R       300    25,000    Qatar             Active
Noble Jimmy Puckett (11)         F&G L-780 MOD II        1982            300    25,000    India             Active
Noble Gus Androes (3)            Levingston 111-C        1996    R       300    25,000    Qatar             Active
Noble Lewis Dugger (3)           Levingston 111-C        1997    R       300    20,000    Bay of Campeche   Active
Noble Ed Holt (3)(11)(12)        Levingston 111-C        1994    R       300    25,000    India             Active
Noble Sam Noble (3)              Levingston 111-C        1982            300    25,000    Bay of Campeche   Active
Noble Gene Rosser (3)            Levingston 111-C        1996    R       300    20,000    Bay of Campeche   Active
Noble John Sandifer (3)(13)      Levingston 111-C        1995    R       300    25,000    U.S. Gulf         Active
Noble Charles Copeland (3)       MLT Class 82-SD-C       1995    R       250    20,000    Venezuela         Active
Noble Earl Frederickson (3)      MLT Class 82-SD-C       1979    R       250    20,000    Venezuela         Active
Noble Tom Jobe (3)               MLT Class 82-SD-C       1982            250    25,000    U.S. Gulf         Active
Noble Ed Noble (3)               MLT Class 82-SD-C       1990    R       250    20,000    Nigeria           Active
Noble Lloyd Noble (3)            MLT Class 82-SD-C       1990    R       250    20,000    Nigeria           Active
Noble Carl Norberg (3)(14)       MLT Class 82-C          1996    R       250    20,000    Venezuela         Active
Noble Chuck Syring (3)           MLT Class 82-C          1996    R       250    20,000    Qatar             Active
Noble Ronald Hoope (3)(5)(15)    Marine Structure CJ-46  1982            205    25,000    Netherlands       Active
Noble Lynda Bossler (3)(5)(15)   Marine Structure CJ-46  1982            205    25,000    Netherlands       Active
Noble George Savageau (3)(5)(15) NAM Nedlloyd            1981            225    20,000    Netherlands       Active
Noble Piet Van Ede (3)(5)(15)    Marine Structure CJ-46  1982            205    25,000    Netherlands       Active
Noble Dick Favor                 Baker Marine BMC 150    1993    R       150    20,000    Venezuela         Active
Noble Don Walker (3)             Baker Marine BMC 150    1992    R       150    20,000    Nigeria           Active


SUBMERSIBLES - 3
Noble Joe Alford                 Pace Marine 85G         1997    R        85    25,000    U.S. Gulf         Active
Noble Lester Pettus              Pace Marine 85G         1997    R        85    25,000    U.S. Gulf         Active
Noble Fri Rodli                  Transworld              1998    R        70    25,000    U.S. Gulf         Active

------------------

(1) Rigs designated with an "R" were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount material to the net book value of such rig.
(2) Rigs listed as "active" were operating under contract. Rigs listed as "shipyard" are in a shipyard for repair, refurbishment or upgrade. Shipyard work is scheduled to be completed during 1998 except for the Noble Jim Thompson, Noble Amos Runner, Noble Max Smith and Noble Homer Ferrington, which are scheduled to be completed in 1999.
(3)     Equipped with a top drive unit.
(4)     Under letter of intent for long-term contract.
(5)     Harsh environment capability.
(6) Currently active as a submersible prior to its scheduled conversion to an EVA-4000(TM) semisubmersible commencing June 1998.
(7) The Company owns a 41 percent interest in the drillship through a joint venture arrangement.
(8) The Company owns a 50 percent interest in the rig through a joint venture arrangement.
(9) Although designed for a water depth rating of 300 feet, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. The Company owns the additional legs required to extend the drilling depth capability to 300 feet of water.
(10) Recently completed a refurbishment in Sharjah and is being deployed to Qatar to begin a three-year contract.
(11) Bareboat chartered to a third party under which the Company maintains operating control of the rig.
(12)    Scheduled to enter the shipyard in March 1998 for upgrade.
(13) The rig is expected to be mobilized to the Bay of Campeche, Mexico in the first half of 1998.
(14) The rig is being demobilized out of Venezuela and currently is available for contract.
(15)    Water depth rating based on North Sea conditions year round.


FACILITIES


          The Company's principal executive offices are located in Houston, Texas, and leased through the year 2000. The Company also leases administrative and marketing offices, and sites used primarily for storage, maintenance and repairs for drilling rigs and equipment, in New Orleans and Lafitte, Louisiana; Leduc and St. Johns, Canada; Warri, Lagos and Port Harcourt, Nigeria, Aberdeen, Scotland; Maracaibo and Cuidad Ojeda, Venezuela; Doha, Qatar; Rotterdam and Beverwijk, The Netherlands; Macae, Brazil; and Esjberg, Denmark.


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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT


         The following table sets forth certain information as of March 9, 1998 with respect to the executive officers of Noble Drilling.


       NAME                             AGE                                   POSITION
       ----                              ---                                   --------
  James C. Day                           54        Chairman, President and Chief Executive Officer and Director

  Byron L. Welliver                      52        Senior Vice President - Finance, Treasurer and Controller

  Julie J. Robertson                     42        Vice President - Administration and Corporate Secretary


         James C. Day has served as Chairman of Noble Drilling since October 22, 1992, and as President and Chief Executive Officer since January 1, 1984. From January 1983 until his election as President and Chief Executive Officer, Mr. Day served as Vice President of Noble Drilling. Prior to 1983, Mr. Day served as Vice President and Assistant Secretary of Noble Affiliates, Inc. He has been a director of Noble Drilling since 1984. Mr. Day is also a director of Global Industries, Ltd. and Noble Affiliates, Inc.


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


         Julie J. Robertson has served as Vice President-Administration of Noble Drilling since April 1996 and as Corporate Secretary of Noble Drilling since December 1993. In September 1994, Ms. Robertson became Vice President-Administration of Noble Drilling Services Inc. From January 1989 to September 1994, Ms. Robertson served consecutively as Manager of Benefits and Director of Human Resources for Noble Drilling Services Inc. Prior to 1989, Ms. Robertson served consecutively in the positions of Risk and Benefits Manager and Marketing Services Coordinator for a predecessor subsidiary of the Company, beginning in 1979.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Noble Drilling's Common Stock, par value $0.10 per share ("Common Stock"), is listed and traded on the New York Stock Exchange under the symbol "NE". The following table sets forth for the periods indicated the high and low sales prices of the Common Stock.

                                                HIGH           LOW
                                              ---------     ----------
1997
         First quarter...................     $ 24 1/2      $ 15 5/8
         Second quarter..................       23 3/8        15 1/2
         Third quarter...................       32 1/2        22 5/8
         Fourth quarter..................       38 3/16       25 9/16
1996
         First quarter...................     $ 13          $ 8
         Second quarter..................       16 3/8        11 3/4
         Third quarter...................       16 3/4        13 1/4
         Fourth quarter..................       22            14 7/8

          The Company has not paid any cash dividends on the Common Stock since becoming a publicly held corporation in October 1985, and does not anticipate paying dividends on the Common Stock at any time in the foreseeable future. Certain provisions of the indenture governing the Company's 9 1/8% Senior Notes due 2006 restrict the Company's ability to pay cash dividends on the Common Stock.

          At March 9, 1998, there were 2,411 record holders of Common Stock.

ITEM 6.       SELECTED FINANCIAL DATA

                                                                             YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------------------
                                                       1997             1996             1995             1994             1993
                                                    -----------      -----------      -----------      -----------      -----------
                                                                       (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA (1)
Operating revenues ............................     $   713,195      $   514,253      $   327,968      $   351,988      $   264,531
Operating costs (2) ...........................         387,081          331,582          240,102          243,208          178,684
Depreciation and amortization (3) .............          77,922           52,159           36,492           39,519           28,886
Selling, general and administrative ...........          64,777           54,504           40,139           47,606           28,284
Restructuring charges (4) .....................              --               --               --            3,661               --
Minority interest (5) .........................            (256)            (428)            (214)            (169)            (232)
Gains on sales of property and equipment,
  net of impairments (6) ......................        (197,676)         (36,115)            (829)          (8,858)              --
                                                    -----------      -----------      -----------      -----------      -----------
Operating income ..............................         381,347          112,551           12,278           27,021           28,909
Interest expense ..............................         (12,894)         (18,758)         (12,156)         (12,351)          (8,038)
Interest income ...............................           9,356            6,409            5,323            5,640            2,497
Other income (expense), net ...................           1,804            1,757             (579)           6,885            1,047
                                                    -----------      -----------      -----------      -----------      -----------
Income before income taxes and
  extraordinary charge ........................         379,613          101,959            4,866           27,195           24,415
Income tax provision ..........................        (115,731)         (22,662)          (3,272)          (5,672)          (3,333)
                                                    -----------      -----------      -----------      -----------      -----------
Income before extraordinary charge ............         263,882           79,297            1,594           21,523           21,082
Extraordinary charge, net of tax (7) ..........          (6,685)            (660)              --               --            1,770
                                                    -----------      -----------      -----------      -----------      -----------
Net income ....................................         257,197           78,637            1,594           21,523           22,852
Preferred stock dividends (8) .................              --           (6,040)          (7,199)         (12,764)          (7,936)
                                                    -----------      -----------      -----------      -----------      -----------
Net income (loss) applicable to
  common shares ...............................     $   257,197      $    72,597      $    (5,605)     $     8,759      $    14,916
                                                    ===========      ===========      ===========      ===========      ===========

Net income (loss) applicable to common
  shares per share-basic (9)(10) ..............     $      1.95      $      0.67      $     (0.08)     $      0.11      $      0.23
Weighted average common shares outstanding ....         131,791          108,290           88,873           76,953           66,066

Net income (loss) applicable to common
  shares per share-assuming dilution (9)(10) ..     $      1.93      $      0.66      $     (0.08)     $      0.11      $      0.22
Weighted average common shares outstanding ....         133,455          109,581           88,873           77,310           66,469

BALANCE SHEET DATA (AT END OF PERIOD) (1)
Working capital ...............................     $   112,125      $   236,977      $   101,623      $   157,885      $   150,535
Property and equipment, net ...................     $ 1,200,915      $   957,034      $   542,978      $   493,322      $   482,029
Total assets ..................................     $ 1,505,811      $ 1,367,173      $   742,530      $   739,889      $   696,553
Long-term debt ................................     $   138,139      $   239,272      $   129,923      $   126,546      $   127,144
Total debt (10)(11) ...........................     $   147,837      $   242,894      $   142,133      $   132,790      $   127,690
Shareholders' equity ..........................     $ 1,149,054      $   925,249      $   523,493      $   527,611      $   516,770

OTHER DATA (1)
Cash dividends per common share ...............     $      0.00      $      0.00      $      0.00      $      0.00      $      0.00
Capital expenditures ..........................     $   391,065      $   216,887      $    91,202      $    55,834      $   173,501

-----------

(1) The Selected Financial Data present the restatement of the Company's historical financial statements for 1994 and 1993 to reflect the 1994 merger of Chiles Offshore Corporation into Noble Offshore Corporation ("NOC"), a wholly owned subsidiary of the Company, which was accounted for as a pooling of interests. The Selected Financial Data also include the July 1996 acquisition of Neddrill, the acquisition of Triton in

                                         (footnotes continued on following page)

          April 1994 and the October 1993 acquisition of nine offshore rigs and associated assets from The Western Company of North America, all of which were accounted for under the purchase method.
(2) Consists of operating costs and expenses other than depreciation and amortization, selling, general and administrative, restructuring charges, minority interest and gains on sales of property and equipment, net of impairments.
(3) Effective January 1, 1995, the Company revised its estimates of salvage values and remaining depreciable lives of certain rigs. The effect of this change in estimate was a decrease to depreciation and amortization of $6,160,000, or $0.07 per common share, for the year ended December 31, 1995.
(4) The amount for 1994 consists of provisions resulting from write-downs of certain assets, facility consolidation costs and, to a lesser extent, severance costs.
(5) The 1996 amount includes ($289,000) relating to an impairment charge of $10,200,000.
(6) The 1997 amount relates to the gain on the sale of the mat-supported jackup rigs. The 1996 amount includes $45,414,000 and $7,527,000 related to gains on the sale of land drilling assets and posted barge rigs, respectively, partially offset by impairment charges of $17,800,000.
(7) Consists of losses on extinguishment of debt in 1997 and 1996 and a gain on extinguishment of debt in 1993.
(8) In December 1996, the outstanding shares of $1.50 Convertible Preferred Stock of Noble Drilling were either converted into shares of Noble Drilling common stock or redeemed.
(9) The 1995 amount includes the $0.02 per share effect of the March 1995 preferred conversion payment related to the conversion of 923,862 shares of Noble Drilling's $2.25 Convertible Exchangeable Preferred Stock. The payment of $1,524,000 was accounted for as a reduction of net earnings applicable to common shares when calculating the net loss applicable to common shares per share.
(10) The Company has adopted SFAS No. 128, Earnings Per Share ("SFAS 128"). All prior period earnings per share data have been restated to conform to the provisions of SFAS 128.
(11) Consists of long-term debt, short-term debt and current installments of long-term debt.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion is intended to assist in understanding the Company's financial position as of December 31, 1997 and 1996, and its results of operations for each of the three years in the period ended December 31, 1997. Reference is also made to the Consolidated Financial Statements and the Notes thereto, included elsewhere herein, which should be read in conjunction with this discussion.


OUTLOOK

          The Company believes that the worldwide utilization of drilling rigs should remain strong relative to historical levels for the remainder of 1998, particularly in international markets, assuming that oil prices and the respective political environments remain stable. Historically, though, the offshore contract drilling market has been highly competitive and cyclical, and the Company cannot predict the future level of demand for its drilling services or future conditions in the offshore contract drilling industry. Since 1995, demand for offshore drilling equipment has increased substantially, and as a result, exploration and development costs have risen steadily over the past two years. Recent trends in commodity prices, particularly crude oil, have been unfavorable, and further decreases in the prices of oil and natural gas may adversely affect the demand for drilling equipment and related services. Any decrease in drilling activity may impact the utilization of the Company's assets and the dayrates earned on the equipment.

          The Company has maintained a strategy in recent years to selectively expand its international and deepwater drilling capabilities through fleet and individual asset acquisitions, rig upgrades and enhancements, major conversion projects and redeployment of assets in important geological areas. The Company expects to continue with this strategy in the foreseeable future to the extent that expansions, enhancements and redeployments are economically justified.

RESULTS OF OPERATIONS


SIGNIFICANT 1997 EVENTS

         The consolidated results of operations for the year ended December 31, 1997 reflect several significant transactions and events. Management believes these events reflect the Company's efforts to enhance its position within the offshore contract drilling services industry.

         On May 7, 1997, the Company completed the sale of its 12 mat supported jackup rigs to Pride Petroleum Services, Inc. for $268,818,000 in cash, resulting in a pre-tax gain of $197,676,000, which is included in "Gains on sales of property and equipment, net of impairments" in the accompanying Consolidated Statement of Operations for the year ended December 31, 1997. Revenues, gross margin and operating income generated from the mat rigs were $35,155,000, $18,585,000 and $15,231,000, respectively, for the period from
January 1, 1997 through May 7, 1997.

         The Company purchased $110,885,000 principal amount of its 9 1/4% Senior Notes Due 2003 ("9 1/4% Senior Notes") during the year ended December 31, 1997, resulting in an extraordinary charge of $6,685,000, net of taxes of $3,600,000. The extraordinary charge represents the difference between the acquisition price and the net carrying value of the notes, including unamortized debt issuance costs.

SIGNIFICANT 1996 EVENTS

         On July 1, 1996, the Company completed the acquisition from Royal Nedlloyd N.V. ("Nedlloyd") and its wholly owned subsidiary, Neddrill Holding B.V., of Nedlloyd's offshore drilling division, Neddrill ("Neddrill") for $300,000,000 in cash plus 5,000,000 shares of Noble Drilling common stock. The cash portion of the purchase price was financed by the Company's issuance and sale of 21,850,000 shares of its common stock and $125,000,000 principal amount of 9 1/8% Senior Notes due 2006 (the "9 1/8% Senior Notes"). The net proceeds from the public offerings of securities in excess of the $300,000,000 cash portion of the purchase price were added to the Company's working capital.

         The Company sold two of its posted barge rigs during the first quarter of 1996. The Gus Androes, located in the U.S. Gulf, was sold for $6,000,000. The Gene Rosser, located offshore Nigeria, was sold for $13,000,000. The Company recorded pre-tax gains of $4,815,000 and $2,712,000, respectively, related to the sales of these posted barge rigs. The Lewis Dugger and Chuck Syring posted barge rigs, which were also located offshore Nigeria, were sold in August 1996 for $24,500,000 in cash and $7,500,000 in drill pipe credit. These two barges had been written down at March 31, 1996 to their estimated net realizable values based on then recent offers received for these assets from third parties, resulting in a pre-tax charge to earnings of $7,600,000. The gains on the sales of the four barge rigs net of the write-downs are included in "Gains on sales of property and equipment, net of impairments" in the accompanying Consolidated Statement of Operations for the year ended December 31, 1996.

         In December 1996, the Company sold its land drilling assets to Nabors Industries, Inc. for $60,000,000 in cash, resulting in a pre-tax gain of $45,414,000, which is included in "Gains on sales of property and equipment, net of impairments" in the accompanying Consolidated Statement of Operations for the year ended December 31, 1996. Revenues, gross margin and operating income generated from the land drilling assets were $24,637,000, $6,733,000 and $3,025,000, respectively, for the year ended December 31, 1996.

         As a result of the Company's asset rationalization program and the July 1, 1996 acquisition of Neddrill, during the fourth quarter of 1996, the Company reviewed the status of its inventories as well as its long-term assets. The Company determined that certain adjustments were appropriate to properly reflect the estimated net realizable values of these assets. These adjustments consisted primarily of write-downs for inventory obsolescence totaling approximately $14,808,000, an impairment charge of $10,200,000 (excluding a $289,000 reduction for minority interest) and adjustments to depreciation for assets which were determined to have shorter economic lives than originally estimated, totaling approximately $3,350,000. The impairment charge is included in "Gains on sales of property and equipment, net of impairments" and the inventory write-down is included in "Contract drilling services" expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 1996.

         Results for 1996 also included an extraordinary charge of $660,000, net of taxes of $355,000, related to the Company's purchase of $11,000,000 principal amount of its 9 1/4% Senior Notes. The extraordinary charge represents the difference between the acquisition price and the net carrying value of the notes, including unamortized debt issuance costs.

1997 COMPARED TO 1996

     GENERAL

         Net income applicable to common shares for the year ended December 31, 1997 was $257,197,000, or $1.93 per share, on operating revenues of $713,195,000, compared to net income applicable to common shares of $72,597,000, or $0.66 per share, on operating revenues of $514,253,000 for the year ended December 31, 1996. Excluding the effects of non-recurring items, net income applicable to common shares for the year ended December 31, 1997 increased 89 percent over the 1996 period to $136,896,000, or $1.03 per share.

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATE

         The following table sets forth the average rig utilization rates, operating days and average dayrate for the Company's offshore rig fleet for the years ended December 31, 1997 and 1996:


                               AVERAGE RIG
                          UTILIZATION RATES (1)            OPERATING DAYS               AVERAGE DAYRATE
                        --------------------------   ---------------------------   ---------------------------
                           1997        1996 (2)          1997        1996 (2)          1997        1996 (2)
                        ------------  ------------   ------------  -------------   ------------  -------------
Offshore
    International....       95%           95%            9,826         7,372       $   35,244    $   27,207
    Domestic.........       98%           96%            3,474         5,349       $   35,313    $   23,332

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

    INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin (excluding non-recurring items) for the Company's international operations for the years ended December 31, 1997 and 1996:

                                                 REVENUES                GROSS MARGIN
                                           ---------------------     ---------------------
                                             1997         1996         1997         1996
                                           --------     --------     --------     --------
                                                           (In thousands)
Contract drilling services
   Offshore ..........................     $346,304     $200,566     $203,319     $ 81,916 (1)
   Land ..............................           --       10,037           --        3,178
                                           --------     --------     --------     --------
Total contract drilling services .....      346,304      210,603      203,319       85,094
Turnkey contract drilling services ...       52,765           --        2,609           --
Labor contract drilling services .....       49,076       33,425       14,540        9,299 (2)
Engineering and consulting services ..        2,548        2,509          698          611
Other revenue ........................        8,289        5,675        6,008        4,060
                                           --------     --------     --------     --------
         Total .......................     $458,982     $252,212     $227,174     $ 99,064
                                           ========     ========     ========     ========

--------

(1)  Excludes $13,624,000 of non-recurring inventory charges.
(2)  Excludes $1,184,000 of non-recurring inventory charges.


          OPERATING REVENUES. International offshore contract drilling services revenues increased $145,738,000 during 1997 as compared to 1996. The increase is primarily attributable to the acquisitions of the Neddrill fleet, higher average international dayrates and the revenues attributable to the Noble Jimmy Puckett, Noble Kenneth Delaney, Noble Gus Androes and Noble Chuck Syring jackup rigs. All of the Company's land assets were sold in December 1996. Labor contract drilling services revenues increased $15,651,000 in 1997 as compared to 1996 due to higher average dayrates on the North Sea platform contracts and the startup of the Hibernia project offshore Newfoundland, Canada. Turnkey drilling services revenues increased $52,765,000 resulting from five completions in West Africa, two in the North Sea and one in Mexico in 1997, as compared to no international wells completed in 1996.

         GROSS MARGIN. International offshore contract drilling services gross margin increased $121,403,000 in 1997 as compared to 1996. The increase is primarily attributable to the contributions from the Neddrill fleet, higher average international dayrates and contributions from the Noble Jimmy Puckett, Noble Kenneth Delaney, Noble Gus Androes and Noble Chuck Syring. The increase in gross margin for labor contract drilling services in 1997, as compared to 1996, was attributable to higher average dayrates on the North Sea platform contracts and the start-up of the Hibernia project offshore Newfoundland, Canada. The increase in gross margin for turnkey drilling services in 1997 as compared to 1996 was attributable to increased turnkey well completions. However, the low turnkey gross margin in 1997 was due to unexpected drilling difficulty on a well completed in Mexico.


    DOMESTIC OPERATIONS

          The following table sets forth the operating revenues and gross margin for the Company's domestic operations for the years ended December 31, 1997 and 1996:

                                              REVENUES                 GROSS MARGIN
                                        ---------------------     ----------------------
                                          1997         1996         1997          1996
                                        --------     --------     --------      --------
                                                        (In thousands)
Contract drilling services
   Offshore .......................     $122,676     $124,805     $ 86,342      $ 58,386
   Land ...........................           --       14,600           --         3,555
                                        --------     --------     --------      --------
Total contract drilling services ..      122,676      139,405       86,342        61,941
Turnkey contract drilling services       128,098      114,948       13,341        34,171
Engineering and consulting services           58        2,445           --           956
Other revenue .....................        3,381        5,243         (743)        1,347
                                        --------     --------     --------      --------
         Total ....................     $254,213     $262,041     $ 98,940      $ 98,415
                                        ========     ========     ========      ========

         OPERATING REVENUES. Domestic offshore contract drilling services revenues decreased $2,129,000 in 1997 as compared to 1996. The decrease was due primarily to the sale of the Company's mat supported jackup fleet, which reduced the number of rig operating days in 1997 as compared to 1996. The decrease in rig operating days was partially offset by a significant increase in the average domestic contract drilling dayrate. All of the Company's land drilling assets were sold in December 1996. The increase in turnkey drilling services revenues is primarily attributable to a higher average revenue per well in 1997 as compared to 1996.

         GROSS MARGIN. Domestic offshore contract drilling services gross margin increased $27,956,000 in 1997 as compared to 1996. The increase is primarily attributable to higher average domestic dayrates, which was partially offset by the sale of the Company's mat supported jackup fleet during 1997. The decrease in turnkey drilling services gross margin was attributable to several wells that incurred losses during 1997 as a result of unexpected drilling difficulty. The negative gross margin for other revenue was primarily attributable to non-recurring charges of approximately $2,313,000 associated with the disposition of certain non-core assets of Triton.


    OTHER OPERATING ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $25,763,000 in 1997 as compared to 1996. Of this amount, $17,294,000 represents depreciation attributable to the Neddrill fleet, and approximately $7,618,000 relates to the Noble Jimmy Puckett, Noble Kenneth Delaney, Noble Gus Androes and Noble Chuck Syring, which were acquired in 1996 and placed into service in the latter part of 1996. These increases were partially offset by lower depreciation on the mat supported jackup rigs, which were sold in May 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $10,273,000 in 1997 as compared to 1996. The increase is attributable to the Neddrill acquisition combined with other general increases resulting from higher activity levels and the costs of stock-based employee compensation plans, which costs are based solely on changes in the market price of the Company's common stock.


         INTEREST EXPENSE. Interest expense decreased $5,864,000 in 1997 as compared to 1996 due primarily to the Company's repurchase of its 9 1/4% Senior Notes and the capitalization of $4,218,000 of interest costs related to construction in progress on qualifying upgrade projects.

         INCOME TAX PROVISION. The effective income tax rate in 1997 increased to approximately 31 percent from approximately 22 percent in 1996. Income taxes of $69,187,000 were recorded in 1997 in connection with the gain on the sale of the mat rigs. 1996 was favorably impacted by the recognition of deferred tax benefits related to net operating loss carryforwards.

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


    RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATE

         The following table sets forth the average rig utilization rates, operating days and average dayrate for the Company's rig fleet for the years ended December 31, 1996 and 1995:

                               AVERAGE RIG
                          UTILIZATION RATES (1)            OPERATING DAYS               AVERAGE DAYRATE
                        --------------------------   ---------------------------   ---------------------------
                          1996 (2)        1995          1996 (2)        1995          1996 (2)        1995
                        ------------  ------------   ------------  -------------   ------------  -------------
Offshore
    International....       95%           75%            7,372         4,442       $   27,207    $   22,104
    Domestic.........       96%           84%            5,349         4,949       $   23,332    $   16,376

Land
    International....       39%           53%            1,228         1,746       $    8,174    $    7,923
    Domestic.........       75%           69%            2,577         2,175       $    5,666    $    5,538

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

    INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin (excluding non-recurring items) for the Company's international operations for the years ended December 31, 1996 and 1995:

                                                   REVENUES                GROSS MARGIN
                                             ---------------------     ---------------------
                                               1996         1995         1996         1995
                                             --------     --------     --------     --------
                                                             (In thousands)
Contract drilling services
   Offshore ............................     $200,566     $ 98,187     $ 81,916 (1) $ 36,584
   Land ................................       10,037       13,833        3,178        4,937
                                             --------     --------     --------     --------
Total contract drilling services .......      210,603      112,020       85,094       41,521
Labor contract drilling services .......       33,425       35,136        9,299 (2)    8,596
Engineering and consulting services ....        2,509       10,807          611        4,782
Other revenue ..........................        5,675        4,614        4,060        2,089
                                             --------     --------     --------     --------
         Total .........................     $252,212     $162,577     $ 99,064     $ 56,988
                                             ========     ========     ========     ========


-------------

(1)  Excludes $13,624,000 of non-recurring inventory charges.
(2)  Excludes $1,184,000 of non-recurring inventory charges.


         OPERATING REVENUES. International offshore contract drilling services revenues increased $102,379,000 in 1996 as compared to 1995. The increase is primarily attributable to the July 1, 1996 acquisition of Neddrill. Neddrill contributed $70,015,000 in contract drilling services revenues in 1996. The drilling operations in India and Qatar, which benefited from the addition of the Noble Gus Androes, Noble Chuck Syring and Noble Kenneth Delaney rigs in 1996, contributed $20,903,000 of contract drilling services revenues in 1996 as compared to $4,495,000 in 1995. The remaining increase is attributable to higher utilization rates and average dayrates in 1996 as compared to 1995.

         GROSS MARGIN. International offshore contract drilling services gross margin (excluding non-recurring items) increased $45,332,000 in 1996 as compared to 1995. The increase in gross margin is primarily attributable to the July 1, 1996 acquisition of Neddrill, which contributed gross margin of $28,756,000 in 1996. Increased operations in India and Qatar, resulting from the addition of the Noble Gus Androes, Noble Chuck Syring and Noble Kenneth Delaney rigs, contributed gross margin of $4,072,000 in 1996 compared to a loss of $143,000 in 1995. The remaining increase is attributable primarily to higher average dayrates in 1996 as compared to 1995.

    DOMESTIC OPERATIONS

          The following table sets forth the operating revenues and gross margin for the Company's domestic operations for the years ended December 31, 1996 and 1995:

                                              REVENUES                GROSS MARGIN
                                        ---------------------     ---------------------
                                          1996         1995         1996         1995
                                        --------     --------     --------     --------
                                                        (In thousands)
Contract drilling services
   Offshore .......................     $124,805     $ 81,045     $ 58,386     $ 22,751
   Land ...........................       14,600       12,045        3,555        2,498
                                        --------     --------     --------     --------
Total contract drilling services ..      139,405       93,090       61,941       25,249
Turnkey contract drilling services       114,948       71,273       34,171        6,802
Engineering and consulting services        2,445          457          956         (829)
Other revenue .....................        5,243          571        1,347         (344)
                                        --------     --------     --------     --------
         Total ....................     $262,041     $165,391     $ 98,415     $ 30,878
                                        ========     ========     ========     ========

         OPERATING REVENUES. Domestic offshore contract drilling services revenues increased $43,760,000 in 1996 as compared to 1995 due to significantly higher utilization rates and higher average dayrates. The increases were attributable to overall increased drilling activity in the U.S. Gulf in 1996 as compared to 1995. Turnkey contract drilling services revenues increased $43,675,000 in 1996 as compared to 1995. There were 28 well completions in 1996 as compared to 27 in 1995, combined with contracts of longer duration and increased prices caused by growing demand for equipment and services in the U.S. Gulf.

         GROSS MARGIN. Domestic offshore contract drilling services gross margin increased $35,635,000 in 1996 as compared to 1995 due to higher average dayrates. The average dayrate in 1996 was $23,332 compared to $16,376 in 1995. Turnkey drilling services gross margin increased $27,369,000 in 1996 as compared to 1995 due to an improved success rate on turnkey wells and increased turnkey activity. The turnkey gross margin was low in 1995, primarily because of significant operational problems on two wells which resulted in aggregate losses of $7,293,000.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $54,504,000 in 1996 as compared to $40,139,000 in 1995. The increase is primarily attributable to the July 1, 1996 acquisition of Neddrill combined with other general increases resulting from the higher activity levels for 1996.

         GAIN ON SALES OF PROPERTY AND EQUIPMENT, NET OF IMPAIRMENTS. In 1996, the Company sold its land drilling assets and the Gus Androes and Gene Rosser posted barge rigs, resulting in pre-tax gains of $45,414,000, $4,815,000 and $2,712,000, respectively, which have been partially offset by the recognition of impairment charges totaling $17,800,000. See "Results of Operations - Significant 1996 Events."

         INTEREST EXPENSE. Interest expense increased to $18,758,000 in 1996 from $12,156,000 in 1995 due to the July 1, 1996 issuance of $125,000,000 principal amount of 9 1/8% Senior Notes. The proceeds from the issuance of the 9 1/8% Senior Notes were used to finance the Neddrill acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

         The Company had working capital of $112,125,000 and $236,977,000 as of December 31, 1997 and December 31, 1996, respectively. Long-term debt as a percentage of long-term debt plus shareholders' equity was 11 percent at December 31, 1997, compared to 21 percent at December 31, 1996.

         At December 31, 1997, the Company had cash, cash equivalents and marketable debt securities of $66,388,000 and had $202,603,000 of funds available under various lines of credit. The Company expects to generate positive cash flow from operations in 1998, assuming no material decrease in demand for contract drilling and turnkey drilling services. The Company will continue to have cash requirements for debt principal and interest payments; for 1998, cash requirements for currently outstanding debt principal and interest payments are estimated to be approximately $21,392,000. The Company expects to fund these payments out of cash and short-term investments as well as cash provided by operations.

         Capital expenditures totaled $391,065,000 and $216,887,000 for the years ended December 31, 1997 and 1996, respectively. Capital expenditures for 1997 included approximately $164,000,000 for the EVA-4000(TM) semisubmersible rig conversions. Capital expenditures for 1998 are expected to total approximately $520,000,000, of which the majority relates to upgrades of existing equipment. This amount includes approximately $422,000,000 for the EVA-4000(TM) semisubmersible rig conversions, which are in process or planned for 1998. The Company has entered into contracts for three of these EVA-4000(TM) semisubmersible rigs, the Noble Paul Romano, Noble Paul Wolff and Noble Amos Runner, and the Company has commitments for two additional EVA-4000(TM) rigs, the Noble Jim Thompson and Noble Max Smith. The Company has entered into a letter of intent with two operators to utilize the Noble Homer Ferrington (formerly the Shelf 4) in the Gulf of Mexico. The Company will be required to make significant capital expenditures to refurbish and upgrade the rig. The total cost of these six projects is expected to be approximately $800,000,000. Further, the Company is marketing additional rigs for conversion into deepwater design semisubmersible units. Because any such conversion would require substantial capital expenditures, such projects will not be completed except in connection with entering into a long-term drilling contract with an operator. However, given the strong demand for drilling rigs and related services, increasingly heavy backlogs for equipment and services required to complete the conversions could constrain the Company's ability to complete the conversions on a timely basis. The Company has entered into agreements with several vendors to purchase equipment or for the construction of equipment for the conversion of rigs, which agreements generally require non-refundable payments as certain milestones are met. The amount of such payments totaled $76,600,000 as of December 31, 1997. As of December 31, 1997, the Company also had purchase commitments of $27,700,000, which are subject to negotiation upon cancellation. These expenditures will be funded from operating cash flows, existing cash balances, available lines of credit and possibly from other sources of project financing. The Company is currently reviewing several proposals from financial institutions to provide project financing for the EVA-4000(TM) semisubmersible conversions.

         The Noble Paul Romano and Noble Paul Wolff conversions are not expected to be available for work until the latter part of 1998. The Noble Amos Runner, Noble Jim Thompson, Noble Max Smith and Noble Homer Ferringon conversions are not expected to be completed until 1999. Certain conversion projects currently under consideration could require, if they materialize, capital expenditures or other cash requirements not included in the above estimate. Factors that could cause actual capital expenditures to exceed materially the planned capital expenditures include delays and cost overruns in shipyards, shortages and delays in the delivery of key rig equipment necessary for conversion projects, latent damage or deterioration to hulls, requirements for equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.

         On May 12, 1997, the Company announced that its Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company's common stock, or approximately eight percent of its then outstanding common stock. As of December 31, 1997, the Company had repurchased 2,186,000 shares of common stock at a total cost of $52,181,000. Additional purchases, if any, would be made from time to time on the open market or in private transactions at prices determined by the Company.

         Subsequent to December 31, 1997, the Company entered into various foreign currency exchange contracts in order to reduce its exposure to fluctuations in foreign exchange rates. These contracts expire monthly throughout 1998 and require the Company to exchange U.S. Dollars for Dutch Guilders and British Pounds Sterling totaling $33,800,000 and $24,700,000, respectively. Gains and losses, if any, on these contracts will be recognized pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation.

CREDIT FACILITIES AND LONG-TERM DEBT

         The Company entered into a credit agreement dated August 14, 1997 (the "Credit Agreement") with a group of banks. The Credit Agreement provides for a five-year unsecured revolving credit facility in the amount of $200,000,000. Loans under the Credit Agreement bear interest, at the option of the Company, at a base rate or LIBOR plus a margin (0.40 percent currently). The Credit Agreement provides for commitment fees of 0.125 percent on the unused portion of the facility. The interest rate and commitment fee rate vary depending on the Company's public senior secured debt rating or its funded debt to capital ratio. The Credit Agreement requires compliance with various covenants, including minimum consolidated net worth, interest coverage ratios, leverage ratios and fleet coverage ratios. At December 31, 1997, the Company had lines of credit totaling $205,000,000 of which $2,397,000 had been used to support outstanding letters of credit. Additionally, at December 31, 1997, $18,567,745 of outstanding letters of credit had been supported through a combination of unsecured letter of credit facilities and surety bonds. As of March 12, 1998, the Company had an outstanding balance of $60,000,000 under the Credit Agreement.

         On May 14, 1997, the Company commenced a tender offer to purchase for cash all $84,445,000 principal amount then outstanding of its 9 1/4% Senior Notes. During 1997, the Company acquired $110,885,000 principal amount of its 9 1/4% Senior Notes, of which $81,330,000 was purchased pursuant to the tender offer. After giving effect to the purchases, the Company had $3,115,000 principal amount of 9 1/4% Senior Notes outstanding at December 31, 1997.

         The Company believes that its cash and cash equivalents, cash generated from operations, borrowings under its lines of credit and access to other financing sources will be adequate to meet its anticipated short-term and long-term liquidity requirements, including scheduled debt repayments.

YEAR 2000

         In 1996, the Company implemented a major computer software conversion for its management and accounting information systems. The new system is generally considered to be year 2000 compliant, however, the Company uses other systems which have not yet been reviewed to adequately determine whether or not they will function properly in the year 2000. In 1998, the Company will commence a project to assess all remaining systems for year 2000 compliance. The Company expects its year 2000 assessment to be completed on a timely basis and plans to review the compliance efforts of the entities it does business with. The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review. The Company has limited or no control over the actions of proprietary software vendors and other entities with which it interacts.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information on certain foreign currency exchange contracts entered into by the Company after December 31, 1997, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Overview". For information on the fair value of the Company's long-term debt at December 31, 1997, see Note 5 of Notes to Consolidated Financial Statements included elsewhere herein.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       The following financial statements are filed in this Item 8:

             Report of Independent Accountants

             Consolidated Balance Sheets at December 31, 1997 and 1996

             Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997

             Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997

             Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1997

             Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Noble Drilling Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in shareholders' equity present fairly, in all material respects, the financial position of Noble Drilling Corporation and its subsidiaries (the "Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP

Houston, Texas
January 29, 1998

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands, except par value amount)


                                                                                         DECEMBER 31,
                                                                                  ----------------------------
                                                                                     1997             1996
                                                                                  -----------      -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents .................................................     $    49,917      $   149,632
  Restricted cash ...........................................................              --            2,000
  Investment in marketable equity securities ................................              --            2,533
  Investment in marketable debt securities ..................................          16,471           19,296
  Accounts receivable (net allowance of $1,380 and $1,494) ..................         135,716          101,619
  Costs of uncompleted contracts in excess of billings ......................             941           18,505
  Inventories ...............................................................           4,559            3,287
  Deferred income taxes .....................................................             391           39,248
  Prepaid expenses ..........................................................          21,569           19,572
  Other current assets ......................................................          35,451           32,785
                                                                                  -----------      -----------
Total current assets ........................................................         265,015          388,477
                                                                                  -----------      -----------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities .........................................       1,433,241        1,176,145
  Other .....................................................................          24,287           27,924
                                                                                  -----------      -----------
                                                                                    1,457,528        1,204,069
  Accumulated depreciation ..................................................        (256,613)        (247,035)
                                                                                  -----------      -----------
                                                                                    1,200,915          957,034
                                                                                  -----------      -----------
INVESTMENT IN AND NOTES RECEIVABLE FROM AFFILIATES ..........................          21,097            9,188
DEFERRED INCOME TAXES .......................................................           5,947            2,296

OTHER ASSETS ................................................................          12,837           10,178
                                                                                  -----------      -----------
                                                                                  $ 1,505,811      $ 1,367,173
                                                                                  ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt and current installments of long-term debt ................     $     9,698      $     3,622
  Accounts payable ..........................................................          77,366           66,906
  Accrued payroll and related costs .........................................          25,858           28,475
  Taxes payable .............................................................          23,708           20,304
  Interest payable ..........................................................           6,088            8,557
  Other current liabilities .................................................          10,172           23,636
                                                                                  -----------      -----------
Total current liabilities ...................................................         152,890          151,500

LONG-TERM DEBT ..............................................................         138,139          239,272
DEFERRED INCOME TAXES .......................................................          63,946           50,331
OTHER LIABILITIES ...........................................................           1,782              821
                                                                                  -----------      -----------
                                                                                      356,757          441,924
                                                                                  -----------      -----------
SHAREHOLDERS' EQUITY
  Common stock-par value $0.10; 200,000 shares authorized;
    133,335 issued and 130,988 outstanding in 1997; 132,189 issued
    and 131,980 outstanding in 1996 .........................................          13,334           13,219
  Capital in excess of par value ............................................         934,383          916,004
  Unrealized gains (losses) on marketable debt securities ...................              16              (35)
  Cumulative translation adjustment .........................................          (1,127)            (882)
  Retained earnings (accumulated deficit) ...................................         255,992           (1,205)
  Treasury stock, at cost ...................................................         (53,544)          (1,852)
                                                                                  -----------      -----------
                                                                                    1,149,054          925,249
                                                                                  -----------      -----------
COMMITMENTS AND CONTINGENCIES (Note 11) .....................................              --               --
                                                                                  -----------      -----------
                                                                                  $ 1,505,811      $ 1,367,173
                                                                                  ===========      ===========


        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                 YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                          1997            1996            1995
                                                       ----------      ----------      ----------
OPERATING REVENUES
  Contract drilling services .....................     $  468,980      $  350,008      $  205,110
  Labor contract drilling services ...............         49,076          33,425          35,136
  Turnkey drilling services ......................        180,863         114,948          71,273
  Engineering and consulting services ............          2,606           4,954          11,264
  Other revenue ..................................         11,670          10,918           5,185
                                                       ----------      ----------      ----------
                                                          713,195         514,253         327,968
                                                       ----------      ----------      ----------
OPERATING COSTS AND EXPENSES
  Contract drilling services .....................        179,319         216,597         138,340
  Labor contract drilling services ...............         34,536          25,310          26,540
  Turnkey drilling services ......................        164,913          80,777          64,471
  Engineering and consulting services ............          1,908           3,387           7,311
  Other expense ..................................          6,405           5,511           3,440
  Depreciation and amortization ..................         77,922          52,159          36,492
  Selling, general and administrative ............         64,777          54,504          40,139
  Minority interest ..............................           (256)           (428)           (214)
  Gains on sales of property and equipment,
     net of impairments ..........................       (197,676)        (36,115)           (829)
                                                       ----------      ----------      ----------
                                                          331,848         401,702         315,690
                                                       ----------      ----------      ----------

OPERATING INCOME .................................        381,347         112,551          12,278

OTHER INCOME (EXPENSE)
  Interest expense ...............................        (12,894)        (18,758)        (12,156)
  Interest income ................................          9,356           6,409           5,323
  Other, net .....................................          1,804           1,757            (579)
                                                       ----------      ----------      ----------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY CHARGE ...........................        379,613         101,959           4,866

INCOME TAX PROVISION .............................       (115,731)        (22,662)         (3,272)
                                                       ----------      ----------      ----------

INCOME BEFORE EXTRAORDINARY CHARGE ...............        263,882          79,297           1,594

EXTRAORDINARY CHARGE, NET OF TAX .................         (6,685)           (660)             --
                                                       ----------      ----------      ----------

NET INCOME .......................................        257,197          78,637           1,594

PREFERRED STOCK DIVIDENDS ........................             --          (6,040)         (7,199)
                                                       ----------      ----------      ----------

NET INCOME (LOSS) APPLICABLE TO
  COMMON SHARES ..................................     $  257,197      $   72,597      $   (5,605)
                                                       ==========      ==========      ==========

NET INCOME (LOSS) APPLICABLE TO COMMON
  SHARES PER SHARE-BASIC:
  Income (loss) before extraordinary charge ......     $     2.00      $     0.68      $    (0.08)
  Extraordinary charge ...........................          (0.05)          (0.01)             --
                                                       ----------      ----------      ----------
  Net income (loss) applicable to common shares ..     $     1.95      $     0.67      $    (0.08)
                                                       ==========      ==========      ==========

NET INCOME (LOSS) APPLICABLE TO COMMON
  SHARES PER SHARE-ASSUMING DILUTION:
  Income (loss) before extraordinary charge ......     $     1.98      $     0.67      $    (0.08)
  Extraordinary charge ...........................          (0.05)          (0.01)             --
                                                       ----------      ----------      ----------
  Net income (loss) applicable to common shares ..     $     1.93      $     0.66      $    (0.08)
                                                       ==========      ==========      ==========

        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------
                                                                              1997            1996            1995
                                                                           ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .........................................................     $  257,197      $   78,637      $    1,594
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ....................................         77,922          52,159          36,492
    Gains on sales of property and equipment, net of impairments .....       (197,676)        (36,115)           (829)
    Inventory charge .................................................             --          14,808              --
    Gain on foreign exchange .........................................             --            (310)           (206)
    Deferred income tax provision (benefit) ..........................         48,821           6,596            (917)
    Extraordinary charge, net of tax .................................          6,685             660              --
    Compensation expense from stock-based plans ......................          7,036             937              --
    Other ............................................................            738          (2,267)            300
    Changes in current assets and liabilities:
      Accounts receivable ............................................        (38,023)        (18,752)         (8,480)
      Proceeds from sale of marketable equity securities, net ........          2,353           5,615           3,398
      Other assets ...................................................         32,591          (6,783)        (17,061)
      Accounts payable ...............................................          6,217          16,178          11,356
      Other liabilities ..............................................            101          27,016           3,836
                                                                           ----------      ----------      ----------
       Net cash provided by operations ...............................        203,962         138,379          29,483
                                                                           ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment .................................       (391,065)       (216,887)        (91,202)
  Acquisition of Neddrill, net of cash acquired ......................             --        (284,726)             --
  Proceeds from sale of property and equipment .......................        271,764         103,500           1,879
  Proceeds from sale of (investment in)
    marketable debt securities .......................................          2,870          (2,192)         24,374
  Proceeds from insurance settlement .................................             --          14,142              --
  Investment in and advances to unconsolidated affiliates ............        (11,831)           (410)             --
                                                                           ----------      ----------      ----------
       Net cash used by investing activities .........................       (128,262)       (386,573)        (64,949)
                                                                           ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Preferred stock conversion costs ...................................             --             (31)         (2,406)
  Proceeds from long-term debt .......................................             --         121,470              --
  Payment of long-term debt ..........................................       (128,787)        (26,130)           (520)
  Proceeds from issuance of common stock, net ........................          5,774         271,312             356
  Dividends paid on preferred stock ..................................             --          (7,549)         (8,881)
  Purchase of shares returned to treasury stock ......................        (52,181)         (2,250)             --
  Payment of short-term debt .........................................             --              --          (6,698)
  Other ..............................................................             --              --             898
                                                                           ----------      ----------      ----------
       Net cash (used) provided by financing activities ..............       (175,194)        356,822         (17,251)

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............................           (221)           (303)         (1,139)
                                                                           ----------      ----------      ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .....................        (99,715)        108,325         (53,856)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .........................        149,632          41,307          95,163
                                                                           ----------      ----------      ----------

CASH AND CASH EQUIVALENTS, END OF YEAR ...............................     $   49,917      $  149,632      $   41,307
                                                                           ==========      ==========      ==========

        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)



                                                          $2.25 PREFERRED STOCK     $1.50 PREFERRED STOCK       COMMON STOCK
                                                          ----------------------    ---------------------   ---------------------
                                                           SHARES       AMOUNT       SHARES      AMOUNT      SHARES      AMOUNT
                                                          ---------    ---------    ---------   ---------   ---------   ---------
JANUARY 1, 1995 .......................................       2,989    $   2,989        4,025   $   4,025      78,076   $   7,808

Net income ............................................          --           --           --          --          --          --
Conversion/redemption of preferred stock ..............      (2,989)      (2,989)          --          --      16,199       1,620
Preferred stock conversion costs ......................          --           --           --          --          --          --
Net unrealized losses on marketable securities ........          --           --           --          --          --          --
Minimum pension liability .............................          --           --           --          --          --          --
Translation adjustment ................................          --           --           --          --          --          --
Dividends on preferred stock ..........................          --           --           --          --          --          --
Issuance of stock:
  Exercise of stock options ...........................          --           --           --          --         109          11
  Contribution to benefit plans .......................          --           --           --          --         164          16
  Contribution of treasury stock to
    restricted stock plan .............................          --           --           --          --          --          --
  Restricted stock plan shares returned to treasury ...          --           --           --          --          --          --
                                                          ---------    ---------    ---------   ---------   ---------   ---------
DECEMBER 31, 1995 .....................................          --           --        4,025       4,025      94,548       9,455

Net income ............................................          --           --           --          --          --          --
Conversion/redemption of preferred stock ..............          --           --       (4,025)     (4,025)      9,836         984
Net unrealized losses on marketable securities ........          --           --           --          --          --          --
Minimum pension liability .............................          --           --           --          --          --          --
Translation adjustment ................................          --           --           --          --          --          --
Dividends on preferred stock ..........................          --           --           --          --          --          --
Issuance of stock:
  Sale of common stock ................................          --           --           --          --      21,850       2,185
  Purchase of Neddrill ................................          --                                             5,000         500
  Settlement of Triton purchase contingency ...........          --           --           --          --          67           7
  Exercise of stock options ...........................          --           --           --          --         602          60
  Contribution to benefit plans .......................          --           --           --          --         286          28
  Contribution of treasury stock to
    restricted stock plan .............................          --           --           --          --          --          --
  Restricted stock plan shares returned to treasury ...          --           --           --          --          --          --
                                                          ---------    ---------    ---------   ---------   ---------   ---------
DECEMBER 31, 1996 .....................................          --           --           --          --     132,189      13,219

Net income ............................................          --           --           --          --          --          --
Net unrealized losses on marketable securities ........          --           --           --          --          --          --
Translation adjustment ................................          --           --           --          --          --          --
Earned compensation from performance
    restricted stock ..................................          --           --           --          --          --          --
Issuance of stock:
  Settlement of Triton purchase contingency ...........          --           --           --          --          76           8
  Exercise of stock options ...........................          --           --           --          --         951          95
  Contribution to benefit plans .......................          --           --           --          --          60           6
  Issuance of restricted shares .......................          --           --           --          --          59           6
  Contribution of treasury stock to
    restricted stock plan .............................          --           --           --          --          --          --
  Restricted stock plan shares returned to treasury ...          --           --           --          --          --          --
  Repurchase common stock .............................          --           --           --          --          --          --
  Directors' fees paid with treasury stock ............          --           --           --          --          --          --
  Stock option tax deduction ..........................          --           --           --          --          --          --
                                                          ---------    ---------    ---------   ---------   ---------   ---------
DECEMBER 31, 1997 .....................................          --    $      --           --   $      --     133,335   $  13,334
                                                          =========    =========    =========   =========   =========   =========

        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                 (In thousands)

                 UNREALIZED
                    GAINS                                         RETAINED
  CAPITAL        (LOSSES) ON      MINIMUM        CUMULATIVE       EARNINGS            TREASURY STOCK
IN EXCESS OF     MARKETABLE       PENSION       TRANSLATION     (ACCUMULATED    ----------------------------
 PAR VALUE       SECURITIES      LIABILITY       ADJUSTMENT       DEFICIT)         SHARES          AMOUNT
------------    ------------    ------------    ------------    ------------    ------------    ------------
$    590,733    $     (1,847)   $     (3,825)   $     (2,325)   $    (68,197)            250    $     (1,750)

          --              --              --              --           1,594              --              --
       1,369              --              --              --              --              --              --
      (2,406)             --              --              --              --              --              --
          --           1,732              --              --              --              --              --
          --              --             422              --              --              --              --
          --              --              --             244              --              --              --
          --              --              --              --          (7,199)             --              --

         345              --              --              --              --              --              --
       1,123              --              --              --              --              --              --

      (1,480)             --              --              --              --            (211)          1,480
         182              --              --              --              --              26            (182)
------------    ------------    ------------    ------------    ------------    ------------    ------------
     589,866            (115)         (3,403)         (2,081)        (73,802)             65            (452)

          --              --              --              --          78,637              --              --
       3,012              --              --              --              --              --              --
          --              80              --              --              --              --              --
          --              --           3,403              --              --              --              --
          --              --              --           1,199              --              --              --
          --              --              --              --          (6,040)             --              --

     266,261              --              --              --              --              --              --
      49,500              --              --              --              --              --              --
       1,003              --              --              --              --              --              --
       2,806              --              --              --              --              --              --
       4,406              --              --              --              --              --              --

        (850)             --              --              --              --            (109)            850
          --              --              --              --              --             253          (2,250)
------------    ------------    ------------    ------------    ------------    ------------    ------------
     916,004             (35)             --            (882)         (1,205)            209          (1,852)

          --              --              --              --         257,197              --              --
          --              51              --              --              --              --              --
          --              --              --            (245)             --              --              --

       3,256              --              --              --              --              --              --

       1,335              --              --              --              --              --              --
       5,679              --              --              --              --              --              --
       1,043              --              --              --              --              --              --
         826              --              --              --              --              --              --

        (793)             --              --              --              --             (88)            793
         423              --              --              --              --              44            (423)
          --              --              --              --              --           2,186         (52,181)
          --              --              --              --              --              (4)            119
       6,610              --              --              --              --              --              --
============    ============    ============    ============    ============    ============    ============
$    934,383    $         16    $         --    $     (1,127)   $    255,992           2,347    $    (53,544)
============    ============    ============    ============    ============    ============    ============

        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Unless otherwise indicated, dollar amounts in tables
                  are in thousands, except per share amounts)

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION AND BUSINESS


          Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company") is primarily engaged in domestic and international contract oil and gas drilling and workover operations. The Company's international operations are conducted in Canada, the North Sea, Mexico, Africa, South America, the Middle East and India.


CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in affiliates where the Company has a significant influence but not a controlling interest.

          Certain reclassifications have been made in prior year consolidated financial statements to conform to the classifications used in the 1997 consolidated financial statements. These reclassifications have no impact on net income or loss.


FOREIGN CURRENCY TRANSLATION


          The Company follows a translation policy in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation ("SFAS 52"). The U.S. dollar has been designated as the functional currency where appropriate based on an evaluation of such factors as the markets in which the subsidiary operates, generation of cash flow, financing activities and intercompany arrangements. Assets and liabilities are translated at the rates of exchange on the balance sheet date. Income and expense items are translated at average rates of exchange. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included as a separate component of shareholders' equity designated as cumulative translation adjustment.

         Subsequent to December 31, 1997, the Company entered into various foreign currency exchange contracts in order to reduce its exposure to fluctuations in foreign exchange rates. These contracts expire monthly throughout 1998 and require the Company to exchange U.S. Dollars for Dutch Guilders and British Pounds Sterling totaling $33,800,000 and $24,700,000, respectively. Gains and losses, if any, on these contracts will be recognized pursuant to the provisions of SFAS 52.

CASH AND CASH EQUIVALENTS


          Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less.


          In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from the Company's operations in the United Kingdom are calculated based on its functional currency. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies is reported on a separate line below cash provided (used) by financing activities.

INVENTORIES

          Inventories are stated principally at average cost. As a result of the Company's asset rationalization program and the July 1, 1996 acquisition of Neddrill (see Note 2), during the fourth quarter of 1996, the Company

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

              (Unless otherwise indicated, dollar amounts in tables
                  are in thousands, except per share amounts)


reviewed the status of its inventories. The Company determined certain adjustments were appropriate to properly reflect the estimated net realizable value of these assets. These adjustments consisted primarily of write-downs for inventory obsolescence totaling approximately $14,808,000 and reclassifications of approximately $16,555,000 to property and equipment to better reflect their economic lives and to be consistent with other assets owned by the Company. The inventory write-down is included in "Contract drilling services" expense in the Consolidated Statement of Operations for the year ended December 31, 1996.

PROPERTY AND EQUIPMENT

          Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. Maintenance and repair costs are charged to expense as incurred, while major replacements and improvements are capitalized. Total maintenance and repair expenses for the years ended December 31, 1997, 1996 and 1995, were approximately $44,100,000, $41,759,000 and $26,189,000, respectively.
Included in costs of drilling equipment and facilities is an allocation of interest incurred during the period that rigs are under construction or refurbishment. Interest capitalized for the year ended December 31, 1997 totaled $4,218,000 and is shown net of interest expense in the Consolidated Statement of Operations. No interest was capitalized during 1996 and 1995. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized.

          Drilling equipment and facilities are depreciated using the straight-line method over estimated remaining useful lives as of the in-service date or date of major refurbishment. Estimated useful lives of the Company's drilling equipment and facilities range from three to twenty five years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty years.

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

LONG-LIVED ASSETS

          The Company evaluates the realizability of its long-lived assets, including property and equipment and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

          In the fourth quarter of 1996, the Company reviewed the status of the NN-1. As of December 31, 1996, the NN-1 had not been under contract since March of 1993. Given the strength of the international markets in 1996 and the expected continued strength in 1997, coupled with the Company's unsuccessful marketing efforts with respect to the NN-1, recoverability of the NN-1 was considered doubtful. The Company considered expected future cash flows over the remaining life of the rig and determined that the NN-1 was impaired. Accordingly, an impairment charge of $10,200,000 (excluding a $289,000 reduction for minority interest) was recorded in the fourth quarter of 1996. The net book value of the NN-1 was $1,022,000 at December 31, 1996. The impairment charge is included in "Gains on sales of property and equipment, net of impairments" in the Consolidated Statement of Operations for the year ended December 31, 1996. The NN-1 was sold on May 7, 1997 as part of the mat rig sale to Pride Petroleum Services, Inc. ("Pride"). See Note 2.

          In 1995, a jackup rig lost two legs during mobilization to West Africa. The third leg of the rig was removed prior to towing to the U.S. Gulf of Mexico for a complete damage evaluation. A charge of $1,778,000 related to the cost of mobilization was recorded in the fourth quarter of 1995. After evaluation of the rig, the Company negotiated a constructive total loss with its insurance underwriters and received $14,142,000 in net proceeds for the insurance settlement. There was no material gain or loss recorded as a result of the insurance settlement.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

              (Unless otherwise indicated, dollar amounts in tables
                  are in thousands, except per share amounts)


OTHER ASSETS

         The excess of cost over the fair value of net tangible assets acquired in the acquisition of Triton Engineering Services Company ("Triton") is being amortized over nine years. Amortization expense for goodwill was $213,000, $213,000 and $70,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Accumulated amortization of goodwill was $496,000 and $283,000 at December 31, 1997 and 1996, respectively. Prepaid insurance is amortized over the term of the insurance policy. Deferred debt issuance costs, which totaled $2,766,000 at December 31, 1997, are being amortized over the life of the debt securities. Amortization related to debt issuance costs was, $493,000, $526,000 and $404,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

REVENUE RECOGNITION


         Revenues generated from the Company's dayrate-basis drilling contracts are recognized as services are performed. The Company's turnkey drilling contracts are of a short-term, fixed fee nature, and accordingly, revenues and expenses are recognized using the completed contract method. The Company may receive lump-sum fees for the mobilization of equipment and personnel. The net of mobilization fees received and costs incurred to mobilize an offshore rig from one market to another is recognized over the term of the related drilling contract. Absent a contract, mobilization costs are recognized currently. Lump-sum payments received from customers relating to specific contracts are deferred and amortized to income over the term of the drilling contract. Provisions for future losses on turnkey contracts are recognized when it becomes apparent that expenses to be incurred on a specific contract will exceed the revenue from the contract.


CONCENTRATION OF CREDIT RISK


          The primary market for the Company's services is the offshore oil and gas industry, and the Company's customers consist primarily of major oil companies, independent oil and gas producers and government-owned oil companies. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses when necessary. Results of operations and financial condition of the Company should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers' expectations and budgets occur. These fluctuations can impact the Company's results of operations and financial condition as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations.


         There were no customers that accounted for more than 10 percent of the Company's consolidated operating revenues during 1997 and 1996. One customer accounted for approximately 11 percent of the Company's consolidated operating revenues during 1995.


NET INCOME (LOSS) APPLICABLE TO COMMON SHARES PER SHARE


          The Company has adopted SFAS No. 128, Earnings Per Share ("SFAS 128"), which established new guidelines for computing and presenting earnings per share. All prior period earnings per share data have been restated to conform to the provisions of SFAS 128. Net income (loss) applicable to common shares per share has been computed on the basis of the weighted average number of common shares and, where dilutive, common share equivalents, outstanding during the indicated periods.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

              (Unless otherwise indicated, dollar amounts in tables
                  are in thousands, except per share amounts)


          The following table reconciles the basic and diluted earnings per share computations for income before extraordinary charge for the years ended December 31, 1997, 1996 and 1995:

                                                           INCOME
                                                           (LOSS)
        INCOME BEFORE    PREFERRED       PREFERRED       APPLICABLE
        EXTRAORDINARY      STOCK         CONVERSION       TO COMMON         BASIC          BASIC          DILUTED          DILUTED
           CHARGE        DIVIDENDS        PAYMENT          SHARES          SHARES           EPS            SHARES            EPS
         --------------------------------------------------------------------------------------------------------------------------
1997     $  263,882      $       --      $       --      $  263,882         131,791      $     2.00         133,455      $     1.98
1996     $   79,297      $   (6,040)     $       --      $   73,257         108,290      $     0.68         109,581      $     0.67
1995     $    1,594      $   (7,199)     $   (1,524)     $   (7,129)         88,873      $    (0.08)         88,873      $    (0.08)

          Included in diluted shares are common stock equivalents relating to outstanding stock options of 1,664,000 and 1,291,000 for the years ended December 31, 1997 and 1996, respectively.


          Since the numerator of the basic earnings per share computation for the year ended December 31, 1995 is a loss applicable to common shares of $7,129,000, no potential common shares are included in the computation of diluted earnings per share because the effect is antidilutive. In March 1995, an aggregate of 923,862 shares of $2.25 Preferred Stock were converted into 5,006,830 shares of Noble Drilling common stock. The Company paid approximately $1,524,000 in cash ("Preferred Conversion Payment") in the first quarter of 1995 in connection with this conversion. The Preferred Conversion Payment was accounted for as a reduction of net earnings applicable to common shares for purposes of computing the net loss applicable to common shares per share for the year ended December 31, 1995.


SUPPLEMENTAL CASH FLOW INFORMATION

                                                        YEAR ENDED DECEMBER 31,
                                                  ----------------------------------
                                                    1997         1996         1995
                                                  --------     --------     --------
Cash paid during the period for:
  Interest (net of amounts capitalized) .....     $ 15,363     $ 13,061     $ 11,738
  Income taxes ..............................     $ 49,737     $  6,471     $  3,946
Noncash investing and financing activities:
  Insurance financing agreement .............     $ 26,120     $  1,214     $ 14,838
  Neddrill acquisition with common stock ....     $     --     $ 50,000     $     --

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

ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130") and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 established standards for reporting and displaying comprehensive income and its components in general-purpose financial statements. Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of the Statement of Operations. SFAS 131 requires public business enterprises to report certain information about their operating segments; report certain enterprise-wide information about their products and services, their activities in different geographic areas, and their reliance on major customers; and disclose certain segment information in their interim financial statements. These statements are effective for fiscal years beginning after December 15, 1997 and will not have an effect on the Company's results of operations or financial position.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

              (Unless otherwise indicated, dollar amounts in tables
                  are in thousands, except per share amounts)


NOTE 2 -- ACQUISITIONS, MERGERS AND DISPOSITIONS

          On July 1, 1996, the Company completed the agreement of sale and purchase with Royal Nedlloyd N.V. ("Nedlloyd") and its wholly owned subsidiary, Neddrill Holding B.V., to acquire the assets utilized in the offshore contract drilling, accommodation and other gas exploration and production related service businesses of Nedlloyd's offshore drilling division ("Neddrill"), including the acquisition of $28,000,000 in net working capital, and the personnel employed by Neddrill. The purchase price was $300,000,000 in cash plus 5,000,000 shares of Noble Drilling common stock. The cash portion of the purchase price was financed by the issuance and sale of 21,850,000 shares of Noble Drilling common stock and $125,000,000 principal amount of 9 1/8% Senior Notes due 2006 (the "9 1/8% Senior Notes"). The net proceeds from the public offerings of securities in excess of the $300,000,000 cash portion of the purchase price were added to the Company's working capital.

          The Neddrill acquisition was accounted for using the purchase method of accounting and Neddrill's results of operations are included in the Consolidated Statements of Operations from the date of the acquisition. The respective assets and liabilities have been recorded at their estimated fair value at the date of acquisition, and the allocation of the purchase price is based on the best estimates of the Company.

          The following table provides selected consolidated financial information for the Company on a pro forma basis assuming that the Neddrill acquisition, the issuance of 21,850,000 shares of common stock and $125,000,000 principal amount of the 9 1/8% Senior Notes and the application of the net proceeds therefrom had occurred on January 1, 1995. The unaudited pro forma information set forth below is not necessarily indicative of what the Company's results of operations would have been had the transactions been consummated as of January 1, 1995, nor is such information necessarily indicative of the Company's future results of operations.

                                                             YEAR ENDED DECEMBER 31,
                                                             ---------------------
                                                               1996         1995
                                                             --------     --------
                                                                 (Unaudited)
Operating revenues .......................................   $596,090     $449,493
Net income applicable to common shares ...................   $ 83,705     $  2,524
Net income applicable to common shares per share-Diluted..   $   0.68     $   0.01

          The Company purchased the Noble Homer Ferrington (formerly the Shelf
4), a Friede & Goldman 9500 Enhanced Pacesetter semisubmersible rig, in December 1996 for $6,000,000 in cash. The rig is currently located in the U.S. Gulf of Mexico. The Company has entered into a letter of intent with two operators to utilize the unit in the Gulf of Mexico. Upon completion of an upgrade, the rig will be capable of drilling in water depths up to 6,000 feet in a moored configuration. The initial term of the drilling contract would be for five years. The Company will be required to make significant capital expenditures to refurbish and upgrade the rig. Completion of the upgrade and delivery of the unit is expected for the fourth quarter of 1999.

         In December 1996, the Company purchased the Noble Jimmy Puckett (formerly the Essar Explorer), a 300-foot Friede & Goldman L-780 Mod II independent leg cantilevered unit built in 1982, for $35,400,000 in cash. The rig is currently operating under a charter agreement with the Oil and Natural Gas Corporation Ltd. of India through December 1998.

         In September 1996, the Company purchased the Noble Kenneth Delaney (formerly the Miss Kitty), a Friede & Goldman L-780 Mod II independent leg cantilevered unit rated for a water depth of 300 feet, for $26,250,000 in cash. At December 31, 1997, the rig was undergoing refurbishment and upgrade prior to commencing work under a three-year contract for Qatar General Petroleum Corporation ("QGPC") in Qatar.

         The Company purchased the Noble Chuck Syring (formerly the Dana), a Marathon LeTourneau 82-C independent leg cantilevered rig capable of drilling in 250 feet of water, in March 1996, for $15,800,000 in cash. The rig is currently operating under a long-term contract through October 1999 for QGPC in Qatar.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

              (Unless otherwise indicated, dollar amounts in tables
                  are in thousands, except per share amounts)


         In February 1996, the Company purchased the Noble Gus Androes (formerly the Odin Explorer), a Levingston III-C independent leg cantilevered unit rated for a water depth of 300 feet, for $15,300,000 in cash. The rig has been refurbished and is under contract offshore Qatar with an international oil and gas company through October 1998.

         On May 7, 1997, the Company completed the sale to Pride of its 12 mat supported jackup rigs for $268,818,000 in cash. The Company recognized a pre-tax gain of $197,676,000 in connection with the sale, which has been included in "Gains on asset sales, net of impairments" in the accompanying Consolidated Statement of Operations for the year ended December 31, 1997. Revenues, gross margin and operating income generated from the mat rigs were $35,155,000, $18,585,000 and $15,231,000, respectively, for the period from January 1, 1997 through May 7, 1997.


         In December 1996, the Company completed the sale of its land drilling assets for $60,000,000 in cash to Nabors Industries, Inc. The assets sold consisted principally of ( i) 19 marketed land drilling rigs and 28 mothballed land drilling rigs, (ii) certain inventory related to the maintenance and operation of the rigs, (iii) leasehold interest and real property interest related to the maintenance and operation of the rigs and (iv) drilling contracts for the employment of the rigs in existence on the closing date. The Company recognized a pre-tax gain of $45,414,000 in connection with the sale which has been included in "Gains on sales of property and equipment, net of impairments" in the Consolidated Statement of Operations for the year ended December 31, 1996. Revenues, gross margin and operating income generated from the land drilling assets were $24,637,000, $6,733,000 and $3,025,000, respectively, for the year ended December 31, 1996.

         The Company sold two of its posted barge rigs during the first quarter of 1996. The Gus Androes, located in the U.S. Gulf, was sold for $6,000,000. The Gene Rosser, located offshore Nigeria, was sold for $13,000,000. The Company recorded pre-tax gains of $4,815,000 and $2,712,000, respectively, related to the sales of these posted barge rigs. The Lewis Dugger and Chuck Syring posted barge rigs, which were located offshore Nigeria, were sold in August 1996 for $24,500,000 in cash and $7,500,000 in drill pipe credit. These two barges had been written down at March 31, 1996 to their estimated net realizable values based on then recent offers received for these assets from third parties, resulting in a pre-tax charge to earnings of $7,600,000. The gains on the sales of the four barge rigs net of the write-downs are included in "Gains on sales of property and equipment, net of impairments" in the Consolidated Statement of Operations for the year ended December 31, 1996.


NOTE 3 -- MARKETABLE SECURITIES

          As of December 31, 1997, the Company classified all of its debt securities with original maturities of more than three months as available for sale. These investments are classified as marketable securities within current assets on the Consolidated Balance Sheets. The following table highlights information applicable to the Company's investments classified as available for sale as of December 31, 1997 and 1996:

                                                                           DECEMBER 31, 1997
                                                        ---------------------------------------------------------
                                                          AMORTIZED                             NET UNREALIZED
              DEBT SECURITY/MATURITY                        COST             FAIR VALUE             GAINS
---------------------------------------------------     --------------     ---------------    -------------------
U.S. Government Obligations
  Mature within 1 year..........................        $     16,455       $     16,471       $          16
                                                        ==============     ===============    ===================

                                                                           DECEMBER 31, 1996
                                                        ---------------------------------------------------------
                                                          AMORTIZED                             NET UNREALIZED
              DEBT SECURITY/MATURITY                        COST             FAIR VALUE         GAINS (LOSSES)
---------------------------------------------------     --------------     ---------------    -------------------
Corporate Obligations
  Mature within 1 year..........................        $      3,067       $      3,069       $           2

U.S. Government Obligations
  Mature within 1 year..........................              16,264             16,227                 (37)
                                                        ==============     ===============    ===================
Total...........................................        $     19,331       $     19,296       $         (35)
                                                        ==============     ===============    ===================

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


          The net unrealized gains (losses) on debt securities of $16,000 and ($35,000) as of December 31, 1997 and 1996, respectively, are included as a reduction of shareholders' equity. Total realized losses related to short-term investments for the years ended December 31, 1997 and 1996 were $6,000 and $7,000, respectively.


          The Company categorizes its investments in marketable equity securities as trading securities. There were no investments in marketable equity securities at December 31, 1997. Total proceeds from the sale of these securities were $2,353,000 and $5,615,000 for the years ended December 31, 1997 and 1996, respectively. Total realized gains on these equity investments for the years ended December 31, 1997 and 1996 were $1,168,000 and $669,000, respectively. Total net unrealized gains related to marketable equity investments for the year ended December 31, 1996, were $1,348,000.


NOTE 4 -- INVESTMENTS IN AFFILIATES

         At December 31, 1997, the Company's investments in affiliates consisted of a 41 percent interest in Arktik Drilling Limited, Inc. ("Arktik") and a 50 percent interest in Noble Kvaerner Drilling Limited ("Noble Kvaerner"). The Company accounts for these investments using the equity method. Arktik is a Bahamian joint venture company that owns and operates the drillship Noble Muravlenko. Noble Kvaerner is a Bahamian joint venture company that operates an offshore jackup rig, the Noble Kolskaya. The total investment balance at December 31, 1997 was $688,000 and at December 31, 1996 was $410,000; equity in earnings was $78,000 and $0 for the years ended December 31, 1997 and 1996, respectively. There were no distributions or dividends received during the years ended December 31, 1997 and 1996.

         The Noble Muravlenko refurbishment has been completed, with the exception of installing a blowout preventer, and it commenced operations as a workover unit in the fourth quarter of 1997 for Petroleo Brasiliero S.A. ("Petrobras"). Upon installation of a blowout preventer, the Noble Muravlenko will begin drilling operations with Petrobras under a five-year contract, with a one-year option to Petrobras. The total cost of the refurbishment is expected to be approximately $59,500,000. As of December 31, 1997, the Company had notes receivable from Arktik of $12,000,000 which are included in "Investment in and notes receivable from affiliates" in the accompanying Consolidated Balance Sheet. Such amount is expected to be repaid by Arktik over the term of the Petrobras contract.

         The Noble Kolskaya was converted from accommodation mode into drilling mode during the second quarter of 1997, and it began working under a three-year contract in July 1997. The total cost of the conversion was approximately $18,800,000. As of December 31, 1997, the Company had notes receivable from Noble Kvaerner of $8,409,000 which are included in "Investment in and notes receivable from affiliates" in the accompanying Consolidated Balance Sheet. Noble Kvaerner is currently negotiating a credit agreement to provide for a $10,000,000 loan, the proceeds of which will be used to repay the Company's note receivable. Additionally, as of December 31, 1997, the Company had paid $3,900,000 of upgrade costs on behalf of one of the other Noble Kvaerner joint venturers. Such amount is included in "Other current assets" in the accompanying Consolidated Balance Sheet.

NOTE 5 -- DEBT

          On July 1, 1996, in connection with the Neddrill acquisition and the issuance of 21,850,000 shares of Noble Drilling common stock in an underwritten public offering (the "1996 Stock Offering") (see Note 7), the Company issued $125,000,000 principal amount of 9 1/8% Senior Notes (the 1996 Stock Offering and the issuance of the 9 1/8% Senior Notes are collectively referred to as the "1996 Public Offerings"). The 9 1/8% Senior Notes will mature on July 1, 2006. Interest on the 9 1/8% Senior Notes is payable semi-annually on January 1 and July 1 of each year. The 9 1/8% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after July 1, 2001 at 104.56 percent of principal amount, declining ratably to par on or after July 1, 2004, plus accrued interest. The indenture governing the 9 1/8% Senior Notes contains certain restrictive covenants, including restrictions on dividends and certain investments and limitations on certain sale and lease-back transactions, transactions with affiliates, and mergers or consolidations.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


          In 1997, the Company entered into financing agreements with Transamerica Insurance Finance Corporation related to the renewal of its Marine Package, Protection and Indemnity and General Liability insurance policies for periods of 33 months, nine months and 21 months, respectively. Over the course of 1997, the Company financed a total of $26,120,000 related to these insurance polices. The fixed annual interest rates on the debt related to the Marine Package, Protection and Indemnity and General Liability insurance policies are
5.94 percent, 4.85 percent and 5.68 percent, respectively. The amount outstanding at December 31, 1997 includes $10,222,000, which is included in "Long-term debt", and $9,698,000, which is included in "Short-term debt and current installments of long-term debt", in the accompanying Consolidated Balance Sheet.

          On October 7, 1993, the Company issued $125,000,000 principal amount of 9 1/4% Senior Notes Due 2003 (the "9 1/4% Senior Notes"). The 9 1/4% Senior Notes will mature on October 1, 2003. Interest on the 9 1/4% Senior Notes is payable semi-annually on April 1 and October 1 of each year. The 9 1/4% Senior Notes are redeemable at the option of the Company, in whole or in part, on or after October 1, 1998 at 103.47 percent of principal amount, declining ratably to par on or after October 1, 2001, plus accrued interest.

         In November 1996, the Company purchased $11,000,000 principal amount of its 9 1/4% Senior Notes, which resulted in an extraordinary charge of $660,000, net of taxes of $355,000. The extraordinary charge represents the difference between the acquisition price and the net carrying value of the notes, including unamortized debt issuance costs. After giving effect to the purchase, the Company had $114,000,000 principal amount of 9 1/4% Senior Notes outstanding at December 31, 1996. During the first quarter of 1997, the Company purchased $29,555,000 principal amount of its 9 1/4% Senior Notes, which resulted in an extraordinary charge of $1,704,000, net of taxes of $918,000. On May 14, 1997, the Company announced a tender offer to purchase for cash all $84,445,000 principal amount then outstanding of its 9 1/4% Senior Notes. Pursuant to the tender offer, the Company purchased $81,330,000 principal amount of 9 1/4% Senior Notes during the second quarter of 1997, which resulted in an extraordinary charge of $4,981,000, net of taxes of $2,682,000. After giving effect to the purchases, the Company had $3,115,000 principal amount of 9 1/4% Senior Notes outstanding at December 31, 1997.

         In connection with the initial construction of the jackup rig, NN-1, the predecessor of NN-1 Limited Partnership issued U.S. Government Guaranteed Ship Financing Sinking Fund Bonds, of which $1,026,000 principal amount was outstanding at December 31, 1996. On March 31, 1997, the Company redeemed the remaining $1,026,000 principal amount of U.S. Government Guaranteed Ship Financing Sinking Fund Bonds.

         Annual maturities of long-term debt are $8,195,000 due in 1998, $7,991,000 due in 1999, $2,231,000 due in 2000, $3,115,000 due in 2003 and
$125,000,000 due in 2006.

         The following table summarizes the Company's long-term debt:

                                                                       DECEMBER 31,
                                                                 ------------------------
                                                                   1997            1996
                                                                 ---------      ---------
9 1/4% Senior Notes Due 2003 ................................... $   3,115      $ 114,000
9 1/8% Senior Notes due 2006, net of unamortized discount of
   $198 in 1997 and $234 in 1996 ...............................   124,802        124,766
U.S. Government Guaranteed Ship Financing Sinking Fund Bonds ...        --          1,026
Insurance financing ............................................    18,417          3,102
                                                                 ---------      ---------
                                                                   146,334        242,894
Current installments ...........................................    (8,195)        (3,622)
                                                                 ---------      ---------
                                                                 $ 138,139      $ 239,272
                                                                 =========      =========

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


          The fair value of the Company's long-term debt at December 31, 1997 was $145,286,000, based on the quoted market prices for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.

NOTE 6 -- CREDIT FACILITIES

          The Company entered into a credit agreement dated August 14, 1997 (the "Credit Agreement") with a group of banks. The Credit Agreement provides for a five-year unsecured revolving credit facility in the amount of $200,000,000. Loans under the Credit Agreement bear interest, at the option of the Company, at either a base rate or LIBOR plus a margin (0.40 percent currently). The Credit Agreement provides for commitment fees of 0.125 percent on the unused portion of the facility. The interest rate and commitment fee rate vary depending on the Company's public senior secured debt rating or its funded debt to capital ratio. The Credit Agreement requires compliance with various covenants, including minimum consolidated net worth, interest coverage ratios, leverage ratios and fleet coverage ratios. At December 31, 1997, the Company had lines of credit totaling $205,000,000 of which $2,397,000 had been used to support outstanding letters of credit. Additionally, at December 31, 1997, $18,567,745 of outstanding letters of credit had been supported through a combination of unsecured letter of credit facilities and surety bonds. As of March 12, 1998, the Company had an outstanding balance of $60,000,000 under the Credit Agreement.

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


          On September 14, 1994, Chiles Offshore Corporation ("Chiles") merged with Noble Offshore Corporation ("NOC"), a wholly owned subsidiary of Noble Drilling (the "Chiles Merger"). In the Chiles Merger, 4,025,000 shares of $1.50 convertible preferred stock of Chiles were converted into and exchanged for an equivalent number of shares of $1.50 Convertible Preferred Stock of Noble Drilling ("$1.50 Preferred Stock") having substantially the same rights, privileges, preferences and voting power as the Chiles preferred stock. Holders of the $1.50 Preferred Stock received a cash dividend at an annual rate of $1.50 per share. In December 1996, 4,023,779 shares of $1.50 Preferred Stock were converted into 9,836,475 shares of Noble Drilling common stock. The remaining 1,221 shares of $1.50 Preferred Stock were redeemed at $26.05 per share, plus accrued dividends.

NOTE 8 -- STOCK-BASED COMPENSATION PLANS

         The Company has several stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. In 1995, SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") was issued which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of its stock-based compensation plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are required and are presented below.

NONQUALIFIED STOCK OPTIONS

  1991 STOCK OPTION AND RESTRICTED STOCK PLAN

         The Company's 1991 Stock Option and Restricted Stock Plan, as amended (the "1991 Plan"), provides for the granting of options to purchase the Company's common stock, with or without stock appreciation rights ("SAR's"), and the awarding of shares of restricted stock to selected employees. Options may be either incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) or

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

nonqualified stock options. The 1991 Plan provides that the exercise price of any nonqualified stock option may not be less than 50 percent of the fair market value of the common stock on the date of grant and the exercise price of any incentive stock option may not be less than the fair market value of the common stock on the date of grant. At December 31, 1997, 5,330,944 shares were available for grant under the 1991 Plan.

          In 1997 and 1996, the Company granted only nonqualified stock options under the 1991 Plan. All such options have a term of 10 years and an exercise price equal to the fair market value of the common stock on the date of grant and vest at the rate of 33 1/3 percent on each anniversary of the date of grant, commencing on the first anniversary of the date of grant. The Company granted options on 1,787,000 shares in 1997, 1,358,600 shares in 1996 and 1,240,400 shares in 1995. In accordance with APB 25, the Company has not recognized any compensation cost for the options granted in 1997, 1996 and 1995 under the 1991 Plan.

  OTHER PLANS AND AGREEMENTS

          In 1987 the Company granted nonqualified stock options on 300,000 shares of common stock to certain non-employee directors of the Company pursuant to stock option agreements which were approved by stockholders. The exercise price of these options was the fair market value of the common stock on the date of grant. At December 31, 1997, all options to purchase shares under these agreements had been exercised or expired.

         The Company's 1992 Nonqualified Stock Option Plan for Non-Employee Directors (the "1992 Plan") provides for the granting of nonqualified stock options to non-employee directors. Under the 1992 Plan, non-employee directors of the Company receive an annual grant of an option to purchase 3,500 shares of common stock. New non-employee directors receive a one-time grant of an option to purchase 10,000 shares of common stock immediately after the date of their first annual meeting of stockholders. The options are granted at fair market value on the grant date and are exercisable from time to time over a period commencing one year from the grant date and ending on the expiration of ten years from the grant date, unless terminated sooner as described in the 1992 Plan. Under the 1992 Plan, at December 31, 1997, options to purchase 140,000 shares were outstanding, of which 105,000 shares were exercisable. The Company granted options on 17,500 shares in 1997.

         A summary of the status of the Company's stock options under the 1991 Plan as of December 31, 1997, 1996 and 1995 and the changes during the year ended on those dates is presented below (actual amounts):

                                             1997                          1996                            1995
                                  ------------------------       -----------------------         -----------------------
                                 NUMBER OF        WEIGHTED       NUMBER OF      WEIGHTED         NUMBER OF      WEIGHTED
                                  SHARES          AVERAGE         SHARES        AVERAGE           SHARES        AVERAGE
                                 UNDERLYING       EXERCISE       UNDERLYING     EXERCISE         UNDERLYING     EXERCISE
                                  OPTIONS          PRICE          OPTIONS        PRICE            OPTIONS        PRICE
                                 ----------       --------       ----------     --------         ----------     --------
Outstanding at beginning of
  the year.....................  3,484,903      $     7.11       2,799,747      $     5.38       1,810,472      $     5.45
Granted .......................  1,787,000           23.21       1,358,600            9.91       1,240,400            5.19
Exercised .....................   (858,213)           6.28        (515,281)           5.05        (109,150)           3.25
Forfeited .....................   (243,994)          11.97        (158,163)           7.36        (141,975)           6.30
                                 ---------      ----------       ---------      ----------       ---------      ----------
Outstanding at end of year ....  4,169,696      $    13.88       3,484,903      $     7.11       2,799,747      $     5.38
                                 =========      ==========       =========      ==========       =========      ==========

Exercisable at end of year ....  1,373,789      $     6.40       1,432,250      $     5.56       1,273,505      $     3.33
                                 =========      ==========       =========      ==========       =========      ==========

Weighted average fair value
  per share of the options
  granted during the year .....                 $    10.60                      $     4.36                      $     2.52
                                                ==========                      ==========                      ==========

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997, 1996 and 1995, respectively: dividend yield of 0.0 percent for both years; expected volatility of 41.27 percent for 1997, 40.85 percent for 1996 and 42.19 percent for 1995, respectively; different risk-free interest rates for each grant, ranging from
5.27 percent to 7.59 percent; and an expected life of the options of five years for all years.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


         The following table summarizes information about stock options outstanding at December 31, 1997 (actual amounts):

                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                         -----------------------------------------------------  -------------------------------------
                                              WEIGHTED
                             NUMBER            AVERAGE          WEIGHTED             NUMBER            WEIGHTED
  RANGE OF EXERCISE       OUTSTANDING         REMAINING          AVERAGE         EXERCISABLE AT         AVERAGE
        PRICES            AT 12/31/97       LIFE (YEARS)     EXERCISE PRICE         12/31/97        EXERCISE PRICE
------------------------ ----------------  ---------------- ------------------  -----------------  ------------------
$  1.72   to $  4.81          302,200            3.90       $      3.44              302,200       $       3.44
$  5.19   to $  7.69        1,131,119            6.44              6.00              805,722               6.33
$  9.81   to $ 14.00        1,024,127            8.09              9.94              265,867               9.96
$ 20.88   to $ 25.94        1,712,250            9.31             23.39                   --                 --
--------------------        ---------            ----       -----------            ---------       ------------

$  1.72   to $ 25.94        4,169,696            7.84       $     13.88            1,373,789       $       6.40
                            =========            ====       ===========            =========       ============

STOCK APPRECIATION RIGHTS

         Effective as of July 25, 1996, a subsidiary of Noble Drilling granted stock appreciation rights covering 309,500 shares of Noble Drilling common stock. The stock appreciation rights, which are payable solely in cash, have a term of five years and an exercise price of fair market value on the date of grant and vested fully on July 25, 1997. There were 252,000 stock appreciation rights outstanding as of December 31, 1997, which had an intrinsic aggregate value of $4,158,000. In accordance with APB 25, the Company recognized compensation expense of approximately $3,500,000 and $776,000 for the years ended December 31, 1997 and 1996, respectively.

RESTRICTED STOCK

         The Company has awarded restricted (i.e., nonvested) shares of Noble Drilling common stock pursuant to the 1991 Plan. A total of 58,863 shares of restricted common stock were awarded in July 1996 ("July 1996 Award") to selected employees. These shares will vest (subject only to future employment) 50 percent each year on a cumulative basis commencing one year from the date of award. In accordance with APB 25, the Company recognized compensation expense relating to the shares of the July 1996 Award in the amount of $468,000 and $161,000 for the years ended December 31, 1997 and 1996, respectively. The share price at date of grant for such 58,863 restricted shares was $14.13.

         Additionally, in December 1994, January 1996 and January 1997, the Company awarded 185,500, 105,250 and 90,500 performance restricted shares, respectively. The share price at date of grant was $5.75, $8.88 and $21.00, respectively, for the December 1994, January 1996 and January 1997 awards. The vesting of these shares is dependent, among other things, on the achievement of certain specified corporate performance criteria. For the performance restricted shares awarded in 1994, the level of actual performance will be determined as of December 31, 1997 relative to the specified criteria, and the number of the performance restricted shares available for vesting will be determined under a schedule relating vesting to performance. The number of shares as so determined will then vest (subject only to future employment) at the rate of 33 1/3 percent thereof on March 31, 1998, March 31, 1999 and March 31, 2000. Nonvested shares will be forfeited. The vesting of the performance restricted shares awarded in 1996 and 1997 will be determined in a similar manner, substituting December 31, 1998 and 1999, respectively, as the performance evaluation dates and March 31, 1999 and 2000 as the first vesting dates. The number of shares available for vesting relating to the December 1994 award was 85,000 based on actual performance determined as of December 31, 1997. In accordance with APB 25, the Company recognized compensation expense of $3,068,000 for the year ended December 31, 1997 relating to all of the performance restricted share awards.

PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

         Pursuant to APB 25, the Company recognized charges of $7,036,000, $937,000 and $0 as compensation expense for equity-based compensation awarded in 1997, 1996 and 1995, respectively. Had the compensation cost

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company would have recognized compensation expense of $13,374,000, $3,325,000 and $908,000 in 1997, 1996 and 1995, respectively. The Company's net income applicable to common shares and net income applicable to common shares per share for 1997 and 1996 would have approximated the pro forma amounts below (in millions except per share data):

                          As Reported      Pro Forma      As Reported      Pro Forma    As Reported     Pro Forma
                            12/31/97       12/31/97         12/31/96       12/31/96       12/31/95      12/31/95
                          -----------     -----------     -----------    -----------    -----------    -----------
Net Income Applicable
   to Common Shares ....  $   257,197     $   253,077     $    72,597    $    71,045    $    (5,605)   $    (6,195)
Net Income Applicable
   to Common Shares
   per Share-Diluted ...  $      1.93     $      1.90     $      0.66    $      0.65    $     (0.08)   $     (0.09)

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

STOCKHOLDER RIGHTS PLAN

         The Company adopted a stockholder rights plan on June 28, 1995, designed to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive takeover tactics to gain control of the Company without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, the Company declared a dividend of one right ("Right") on each share of Noble Drilling common stock. Each Right will entitle the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $120.00. The rights plan was amended on September 3, 1997 to increase the exercise price from $35.00 to $120.00. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 15 percent or more of Noble Drilling common stock. The dividend distribution was made on July 10, 1995 to stockholders of record at the close of business on that date. The Rights will expire on July 10, 2005.


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

          Amounts of deferred tax assets and liabilities are as follows at:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1997          1996
                                                       --------      --------
[S]                                                    [C]           [C]
Deferred tax assets, net of valuation allowance of
  $0 in both 1997 and 1996 .........................   $  6,338      $ 41,544
Deferred tax liabilities ...........................    (64,231)      (50,616)
                                                       --------      --------
Net deferred tax liabilities .......................   $(57,893)     $ (9,072)
                                                       ========      ========

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


         The components of and changes in the net deferred taxes were as follows:

                                                                        DEFERRED
                                                        DECEMBER 31,    (EXPENSE)   DECEMBER 31,
                                                            1997        CREDIT          1996
                                                        ------------    --------    ------------
Deferred tax assets:
  Domestic
    Net operating loss carryforwards .................... $     --      $(32,989)     $ 32,989
    Investment tax credit carryforward ..................       --          (699)          699
    Other ...............................................       --        (2,928)        2,928
    Book basis of assets in excess of tax basis .........       --        (2,241)        2,241
  International
    Net operating loss carryforwards ....................    4,580         3,208         1,372
    Tax basis of assets in excess of book basis .........    1,758           443         1,315
                                                          --------      --------      --------
Net deferred tax assets ................................. $  6,338      $(35,206)     $ 41,544
                                                          ========      ========      ========

Deferred tax liabilities:
  Domestic
    Excess of net book basis over remaining tax basis ... $(54,768)     $(11,834)     $(42,934)
    Other, net ..........................................   (1,951)          (89)       (1,862)
  International
    Excess of net book basis over remaining tax basis ...   (7,512)       (1,692)       (5,820)
                                                          --------      --------      --------
Deferred tax liabilities ................................ $(64,231)     $(13,615)     $(50,616)
                                                          ========      ========      ========

         Income before income taxes and extraordinary items consisted of the following:


                                                                              YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------------
                                                                   1997                1996                 1995
                                                             ------------------  ------------------   -----------------
Domestic.............................................        $     265,122       $      94,096        $      (9,578)
International........................................              114,491               7,863               14,444
                                                             -------------       -------------        -------------
Total................................................        $     379,613       $     101,959        $       4,866
                                                             =============       =============        =============

         The income tax provision consisted of the following:

                                                                            YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------------
                                                                 1997                 1996                 1995
                                                           -----------------    -----------------    -----------------
Current - domestic...................................      $      50,153        $       2,322        $      (2,093)
Current - international..............................             16,757               13,744                6,282
Deferred - domestic..................................             50,780                3,288                   --
Deferred - international.............................             (1,959)               3,308                 (917)
                                                           =============        =============        =============
Total ...............................................      $     115,731        $      22,662        $       3,272
                                                           =============        =============        =============

         Included in the current domestic tax benefit for the year ended December 31, 1995, is $2,100,000 related to a separate return year loss carryback benefit recorded by Triton.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


         A reconciliation of Federal statutory and effective income tax rates is shown below:

                                                                         YEAR ENDED DECEMBER 31,
                                                                       --------------------------
                                                                       1997       1996       1995
                                                                       ----       ----       ----
Statutory rate ...................................................     35.0%      35.0%      35.0%
Effect of:
  U.S. operating loss generating no current tax benefit ..........       --         --       68.9
  U.S. operating loss carryforward/ carryback benefit ............       --       (29.1)     (43.1)
  Canadian operating loss carryforward benefit ...................       --       (0.7)        --
  International tax rates which are different than the U.S. rate .     (6.2)      14.7        6.4
  Other ..........................................................      1.7        2.3         --
                                                                       ----       ----       ----
Effective rate ...................................................     30.5%      22.2%      67.2%
                                                                       ====       ====       ====

         The Company had available at December 31, 1996, unused investment tax credits of $669,000, which were used to offset 1997 U.S. taxes payable. In addition, Noble Drilling had net operating loss carryforwards ("NOL's") for tax purposes of approximately $94,253,000 at December 31, 1996, which were fully utilized in 1997.

         Applicable U.S. income and foreign withholding taxes have not been provided on undistributed earnings of the Company's international subsidiaries. Management does not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income taxes would not be material. At December 31, 1997, it was not practicable to estimate the deferred tax liability associated with the undistributed earnings of the Company's international subsidiaries.

NOTE 10 -- EMPLOYEE BENEFIT PLANS

         The Company has a noncontributory defined benefit plan which covers substantially all salaried employees and a noncontributory defined benefit pension plan which covers certain field employees. The benefits from these plans are based primarily on years of service and employees' compensation near retirement. The Company's funding policy is consistent with funding requirements of applicable laws and regulations. The assets of these plans consist of corporate equity securities, municipal and government bonds, and cash equivalents. The Company, when required, makes contributions to the domestic plan in the form of Noble Drilling common stock. As of September 30, 1997, the domestic plan assets included $20,599,000 of Noble Drilling's common stock valued at fair value at that date. The Company changed the measurement date of the plan to September 30 beginning in 1995. This change did not have a material impact to the financial results of the Company.

         Each of Noble Drilling (U.K.) Limited, Nedstaff Europe Ltd. and Noble Drilling (Nederland) B.V., wholly owned subsidiaries of Noble Drilling, maintains pension plans which cover all of its salaried, nonunion employees. Benefits are based on credited service and the average of the highest three years of qualified salary within the past ten years of participation.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


         Pension cost includes the following components:

                                                             YEAR ENDED DECEMBER 31,
                             --------------------------------------------------------------------------------
                                        1997                        1996                        1995
                             ------------------------    ------------------------    ------------------------
                             INTERNATIONAL   DOMESTIC    INTERNATIONAL   DOMESTIC    INTERNATIONAL   DOMESTIC
                             -------------   --------    -------------   --------    -------------   --------
Service costs (benefits
  earned during the year) ...  $  2,881      $  1,520      $    523      $  1,589      $    581      $  1,201
Interest cost on projected
  benefit obligation ........     1,087         2,094           726         2,023           702         1,890
Actual return on assets .....    (1,291)      (11,690)         (928)       (4,500)         (870)       (2,439)
Amortization of net loss
  (gain) at January 1 .......       158         8,971           (55)        2,607           (44)          757
                               --------      --------      --------      --------      --------      --------
Net pension expense .........  $  2,835      $    895      $    266      $  1,719      $    369      $  1,409
                               ========      ========      ========      ========      ========      ========

         The funded status of the plans is as follows:

                                                                       DECEMBER 31,
                                                   ----------------------------------------------------
                                                              1997                      1996
                                                   ------------------------    ------------------------
                                                   INTERNATIONAL   DOMESTIC    INTERNATIONAL   DOMESTIC
                                                   -------------   --------    -------------   --------
Actuarial present value of benefit obligations
  Vested benefits .................................  $(14,002)     $(23,850)     $ (8,756)     $(21,869)
  Nonvested benefits ..............................    (2,799)       (1,524)           --          (988)
                                                     --------      --------      --------      --------
  Accumulated benefits ............................   (16,801)      (25,374)       (8,756)      (22,857)
  Effect of projected future compensation levels ..    (3,175)       (5,636)       (1,389)       (4,269)
                                                     --------      --------      --------      --------
Projected benefits ................................   (19,976)      (31,010)      (10,145)      (27,126)
Plan assets at fair value .........................    18,401        38,382        11,880        27,856
                                                     --------      --------      --------      --------
Plan assets in (shortfall) excess of
  projected benefit obligations ...................    (1,575)        7,372         1,735           730
Unrecognized net (loss) gain ......................    (2,401)       (3,051)       (2,169)        5,431
Unrecognized prior service cost ...................        --           801            --           (59)
Unrecognized transition obligation (asset) ........     3,184          (597)           95        (1,053)
Additional liability ..............................    (1,389)         (588)           --            --
                                                     ========      ========      ========      ========
(Accrued liability) prepaid asset .................  $ (2,181)     $  3,937      $   (339)     $  5,049
                                                     ========      ========      ========      ========

         The projected benefit obligations for the international and domestic plans were determined using an assumed discount rate of 6.75 percent and 7.25 percent, respectively, in 1997, 8.25 percent and 7.5 percent, respectively, in 1996 and 8.5 percent and 7.5 percent, respectively, in 1995. Assumed long-term rate of return on international plan assets was 7.5 percent, 9.0 percent and
9.25 percent for 1997, 1996 and 1995, respectively. Assumed long-term rate of return on domestic plan assets was 9.0 percent in each of the years presented. The projected benefit obligations for the international plan assume a compensation increase of 4.5 percent, 6.0 percent and 6.25 percent for 1997, 1996 and 1995, respectively, and 6.0 percent per annum for the domestic plan in each of the years presented.

         The Company presently sponsors medical and other plans for the benefit of its employees. The cost of maintaining these plans aggregated $11,868,000, $8,912,000 and $6,628,000 in 1997, 1996 and 1995, respectively.

         The Company does not provide post-retirement benefits (other than pensions) or any post-employment benefits to its employees.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

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

         The Company is a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to the Company's financial position or results of operations.

         The Company has entered into contracts for three EVA-4000(TM) semisubmersible rigs, the Noble Paul Romano, Noble Paul Wolff and Noble Amos Runner, and the Company has commitments for two additional EVA-4000(TM) rigs, the Noble Jim Thompson and Noble Max Smith. The Company has also entered into a letter of intent with two operators to utilize the Noble Homer Ferrington (formerly the Shelf 4) in the Gulf of Mexico. The Company will be required to make significant capital expenditures to refurbish and upgrade the rig. The total cost of these six projects is expected to be approximately $800,000,000. Further, the Company is marketing additional rigs for conversion into deepwater design semisubmersible units. Because any such conversion would require substantial capital expenditures, such projects will not be completed except in connection with entering into a long-term drilling contract with an operator. However, given the strong demand for drilling rigs and related services, increasingly heavy backlogs for equipment and services required to complete the conversions could constrain the Company's ability to complete the conversions on a timely basis. The Company has entered into agreements with several vendors to purchase equipment or for the construction of equipment for the conversion of rigs, which agreements generally require non-refundable payments as certain milestones are met. The amount of such payments totaled $76,600,000 as of December 31, 1997. As of December 31, 1997, the Company also had purchase commitments of $27,700,000, which are subject to negotiation upon cancellation. These expenditures will be funded from operating cash flows, existing cash balances, available lines of credit and possibly from other sources of project financing. The Company is currently reviewing several proposals from financial institutions to provide project financing for the EVA-4000(TM) semisubmersible conversions.

         At December 31, 1997, the Company had certain noncancellable long-term operating leases, principally for office space and facilities, with various expiration dates. Future minimum rentals under such leases aggregate $6,640,000 for 1998, $5,952,000 for 1999, $5,468,000 for 2000, $4,998,000 for 2001, and
$26,876,000 thereafter.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


NOTE 12 -- UNAUDITED INTERIM FINANCIAL DATA

         Unaudited interim financial information for the years ended December 31, 1997 and 1996 is as follows:

                                                                                  QUARTER ENDED
                                                       -----------------------------------------------------
                                                        MAR. 31        JUNE 30       SEPT. 30       DEC. 31
                                                       ---------      ---------      ---------     ---------
1997
Operating revenues ..................................  $ 168,715      $ 184,992      $ 171,636     $ 187,852
Operating income (1)(2) .............................  $  35,062      $ 242,877      $  43,647     $  59,761
Income before extraordinary charge ..................  $  23,648      $ 161,700      $  33,481     $  45,053
Extraordinary charge, net of tax (3) ................  $  (1,704)     $  (4,981)     $      --     $      --
Net income (5)(6) ...................................  $  21,944      $ 156,719      $  33,481     $  45,053
Net income per share-basic (1)(2)(3)(4)(5)(6)(7) ....  $    0.17      $    1.18      $    0.25     $    0.34
Net income per share-diluted (1)(2)(3)(4)(5)(6)(7) ..  $    0.16      $    1.17      $    0.25     $    0.34

                                                               QUARTER ENDED
                                           ------------------------------------------------------
                                            MAR. 31        JUNE 30       SEPT. 30        DEC. 31
                                           ---------      ---------      ---------      ---------
1996
Operating revenues ....................... $ 104,757      $ 109,686      $ 158,072      $ 141,738
Operating income (8)(9) .................. $  14,097      $  20,413      $  30,549      $  47,492
Income before extraordinary charge ....... $  10,726      $  16,253      $  25,221      $  27,097
Extraordinary charge, net of tax (10) ....        --             --             --      $    (660)
Net income (11) .......................... $  10,726      $  16,253      $  25,221      $  26,437
Preferred stock dividends ................ $  (1,511)     $  (1,509)     $  (1,509)     $  (1,511)
Net income applicable to common shares ... $   9,215      $  14,744      $  23,712      $  24,926
Net income applicable to common shares
   per share-basic (7)(8)(9)(10)(11) ..... $    0.10      $    0.16      $    0.19      $    0.20
Net income applicable to common shares
   per share-diluted (7)(8)(9)(10)(11) ... $    0.10      $    0.15      $    0.19      $    0.20

------------------

(1) Included in the quarter ended June 30, 1997 were non-recurring items consisting of $197,676,000 ($1.48 per share) of gain relating to the sale of the Company's 12 mat supported jackup rigs (plus the hull of one additional mat supported unit).
(2) Included in the quarter ended December 31, 1997, was a non-recurring charge of $2,313,000 ($0.02 per share) related to the disposition of certain non-core assets.
(3) Included in the quarter ended December 31, 1997, is an extraordinary charge of $1,704,000 (0.01 per share) related to the Company's purchase of $29,555,000 principal amount of it 9 1/4% Senior Notes. (4) Included in the quarter ended June 30, 1997, is an extraordinary charge of $4,981,000 ($0.04 per share) related to the Company's purchase of $81,330,000 principal amount of its 9 1/4% Senior Notes.
(5) Included in the quarter ended June 30, 1997 were taxes of $69,187,000 ($0.52 per share) related to the gain on the sale of mat rigs.
(6) Included in the quarter ended December 31, 1997, was a tax benefit of $810,000 ($0.01 per share) related to the disposition of non-core assets.
(7) The Company has adopted SFAS No. 128, Earnings Per Share ("SFAS 128"). All prior period earnings per share data have been restated to conform to the provisions of SFAS 128.
(8) Included in the quarter ended March 31, 1996, were non-recurring items consisting of $7,600,000 ($0.08 per share) of impairment charges and $7,527,000 ($0.08 per share) of gains on sales of posted barge rigs.
(9) Included in the quarter ended December 31, 1996, were non-recurring items consisting of $45,414,000 ($0.36 per share) of gain on the sale of the land drilling assets partially offset by $10,200,000 ($0.08 per share) of impairment charges, excluding a reduction of $289,000 relating to minority interest, $14,808,000 ($0.12 per share) of inventory charges and $3,350,000 ($0.03 per share) of adjustments to depreciation.
(10) Included in the quarter ended December 31, 1996, is an extraordinary charge of $660,000 ($0.01 per share) related to the Company's purchase of $11,000,000 principal amount of its 9 1/4% Senior Notes.
(11) Included in the quarter ended December 31, 1996, were taxes of $16,259,000 ($0.13 per share) related to the gain on the sale of the land drilling assets.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


NOTE 13 - GEOGRAPHICAL INFORMATION

                             YEAR ENDED DECEMBER 31,
                        ----------------------------------
                          1997         1996         1995
                        --------     --------     --------
Operating revenues
  Domestic ...........  $254,213     $262,041     $165,391
  International
    Argentina ........        --        4,617           --
    Brazil ...........    33,312        8,722           --
    Canada ...........     8,153       10,107       13,929
    Congo ............        --        2,353           --
    Denmark ..........    23,513       11,414           --
    India ............    14,413        5,443        3,771
    Mexico ...........    44,373        9,807        9,398
    Nigeria ..........    82,067       57,158       45,860
    Qatar ............    34,951       15,825        2,452
    The Netherlands ..    57,179       29,350           --
    United Kingdom ...    71,120       52,297       37,891
    Venezuela ........    77,427       36,427       40,223
    Zaire ............    12,474        8,692        8,860
    Other ............        --           --          193
                        --------     --------     --------
       Total .........  $713,195     $514,253     $327,968
                        ========     ========     ========

                                     YEAR ENDED DECEMBER 31,
                            --------------------------------------
                               1997          1996           1995
                            ---------     ---------      ---------
Operating income (loss)
  Domestic ............     $ 253,873     $  90,413      $  (5,239)
  International
    Argentina .........            --        (1,755)            --
    Brazil ............         4,168        (1,183)            --
    Canada ............         2,190         9,899          2,521
    Congo .............            --          (835)            --
    Denmark ...........         1,469         1,831             --
    India .............         6,674           882            283
    Mexico ............        24,286         1,894             94
    Nigeria ...........        25,068        (6,703)         3,597
    Qatar .............         7,112        (6,756)        (2,455)
    The Netherlands ...        22,117         8,313             --
    United Kingdom ....        17,320        12,132          4,766
    Venezuela .........        13,074         5,819          7,178
    Zaire .............         3,996            68          2,139
    Other .............            --        (1,468)          (606)
                            ---------     ---------      ---------
       Total ..........     $ 381,347     $ 112,551      $  12,278
                            =========     =========      =========

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)


                                      DECEMBER 31,
                        ----------------------------------------
                           1997           1996           1995
                        ----------     ----------     ----------
[S]                     [C]            [C]            [C]
Identifiable assets
  Domestic ...........  $  519,079     $  515,576     $  313,237
  International
    Argentina ........          --         48,936             --
    Brazil ...........     146,613         57,833             --
    Canada ...........      12,489          8,077         13,206
    Congo ............          --         40,038             --
    Denmark ..........      81,543         43,375             --
    India ............      85,037         81,749         21,104
    Mexico ...........      78,849         30,817         32,328
    Nigeria ..........     103,217        110,357        179,934
    Qatar ............      80,780         85,358         37,506
    The Netherlands ..     198,298        153,479             --
    United Kingdom ...      70,613         70,565         15,051
    Venezuela ........      93,337         85,988         84,042
    Zaire ............      22,542         25,571         25,023
    Other ............      13,414          9,454         21,099
                        ----------     ----------     ----------
      Total ..........  $1,505,811     $1,367,173     $  742,530
                        ==========     ==========     ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III



ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in Noble Drilling's proxy statement for the annual meeting of stockholders to be held on April 23, 1998 (the "1998 Proxy Statement"), set forth certain information with respect to the directors of Noble Drilling and with respect to reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference.

         Certain information with respect to the executive officers of Noble Drilling is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.


ITEM 11.      EXECUTIVE COMPENSATION


         The section entitled "Executive Compensation" appearing in the 1998 Proxy Statement sets forth certain information with respect to the compensation of management of Noble Drilling, and, except for the report of the compensation committee of the board of directors of Noble Drilling on executive compensation and the information therein under "Performance Graph," is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing in the 1998 Proxy Statement set forth certain information with respect to the ownership of voting securities and equity securities of Noble Drilling, and are incorporated herein by reference.


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

                  (3)      Exhibits:

                           The information required by this Item 14(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K and is incorporated herein by reference.

                  (4) Financial Statements required by Form 11-K for the fiscal year ended December 31, 1997, with respect to the Noble Drilling Corporation Thrift Plan (to be filed by amendment).

         (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NOBLE DRILLING CORPORATION

Date: March 19, 1998
                                      By:      JAMES C. DAY
                                               ---------------------------------
                                               James C. Day, Chairman, President
                                                   and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following individuals on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE                               CAPACITY IN WHICH SIGNED                         DATE
-----------------------------------     --------------------------------------------------    --------------------
JAMES C. DAY                            Chairman, President and Chief
-----------------------------------     Executive Officer and Director                        March 19, 1998
James C. Day

BYRON L. WELLIVER                       Senior Vice President - Finance,
-----------------------------------     Treasurer and Controller                              March 19, 1998
Byron L. Welliver                       (Principal Financial and Accounting Officer)


MICHAEL A. CAWLEY                       Director                                              March 19, 1998
-----------------------------------
Michael A. Cawley

LAWRENCE J. CHAZEN                      Director                                              March 19, 1998
-----------------------------------
Lawrence J. Chazen

TOMMY C. CRAIGHEAD                      Director                                              March 19, 1998
-----------------------------------
Tommy C. Craighead

WILLIAM J. DORE                         Director                                              March 19, 1998
-----------------------------------
William J. Dore

JAMES L. FISHEL                         Director                                              March 19, 1998
-----------------------------------
James L. Fishel

MARC E. LELAND                          Director                                              March 19, 1998
-----------------------------------
Marc E. Leland

WILLIAM A. SEARS                        Director                                              March 19, 1998
-----------------------------------
William A. Sears

                                INDEX TO EXHIBITS





   EXHIBIT
   NUMBER                                    EXHIBIT
--------------       -----------------------------------------------------------
 2.1           -     Agreement of Sale and Purchase dated as of April 25, 1996
                     between the Registrant and Royal Nedlloyd N.V. and Neddrill
                     Holding B.V. (filed as Exhibit 2.1 to the Registrant's
                     Registration Statement on Form S-3 (No. 333-2927) and
                     incorporated herein by reference).


 2.2           -     Asset Purchase Agreement dated November 15, 1996 by and
                     between the Registrant, Noble Properties, Inc. and Noble
                     Drilling (Canada) Ltd. and Nabors Industries, Inc. (filed
                     as Exhibit 2.1 to the Registrant's Form 8-K dated December
                     27, 1996 (date of event: December 13, 1996) and
                     incorporated herein by reference).


 2.3           -     Agreement dated December 13, 1996 by and among the
                     Registrant, Noble Properties, Inc., Noble Drilling (Canada)
                     Ltd., Noble Drilling (U.S.) Inc., and Noble Drilling Land
                     Limited and Nabors Industries, Inc., Nabors Drilling USA,
                     Inc. and Nabors Drilling Limited (filed as Exhibit 2.2 to
                     the Registrant's Form 8-K dated December 27, 1996 (date of event: December 13, 1996) and incorporated herein by
                     reference).


 2.4           -     Asset Purchase Agreement dated as of February 19, 1997
                     between the Registrant, Noble Drilling (U.S.) Inc., Noble
                     Offshore Corporation, Noble Drilling (Mexico) Inc. and NN-1
                     Limited Partnership and Pride Petroleum Services, Inc.
                     (filed as Exhibit 2.10 in the Registrant's Annual Report on
                     Form 10-K for the year ended December 31, 1996 and
                     incorporated herein by reference.)


 2.5           -     Agreement dated April 10, 1997 by and between Noble
                     Drilling Corporation, Noble Drilling (U.S.) Inc., Noble
                     Offshore Corporation, Noble Drilling (Mexico) Inc. and NN-1
                     Limited Partnership, and Pride Petroleum Services, Inc.
                     (filed as Exhibit 2.2 to the Registrant's Form 8-K dated
                     May 21, 1997 (date of event: May 7, 1997) and incorporated herein by reference).


 2.6           -     First Amendment to Asset Purchase Agreement dated as of May
                     7, 1997 by and between Noble Drilling Corporation, Noble
                     Drilling (U.S.) Inc., Noble Offshore Corporation, Noble
                     Drilling (Mexico) Inc., NN-1 Limited Partnership and Mexico
                     Drilling Partners Inc., and Pride Petroleum Services, Inc.,
                     Pride Offshore, Inc. and Forasol S.A. (filed as Exhibit 2.3 to the Registrant's Form 8-K dated May 21, 1997 (date of
                     event: May 7, 1997) and incorporated herein by reference).


 3.1           -     Restated Certificate of Incorporation of the Registrant
                     dated August 29, 1985 (filed as Exhibit 3.7 to the
                     Registrant's Registration Statement on Form 10 (No.
                     0-13857) and incorporated herein by reference).


 3.2           -     Certificate of Amendment of Restated Certificate of
                     Incorporation of the Registrant dated May 5, 1987 (filed as
                     Exhibit 4.2 to the Registrant's Registration Statement on
                     Form S-3 (No. 33-67130) and incorporated herein by
                     reference).

   EXHIBIT
   NUMBER                                    EXHIBIT
--------------       -----------------------------------------------------------
 3.3           -     Certificate of Amendment of Certificate of Incorporation of
                     the Registrant dated July 31, 1991 (filed as Exhibit 3.16
                     to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by
                     reference).


 3.4           -     Certificate of Amendment of Certificate of Incorporation of
                     the Registrant dated September 15, 1994 (filed as Exhibit
                     3.1 to the Registrant's Quarterly Report on Form 10-Q for
                     the three-month period ended March 31, 1995 and
                     incorporated herein by reference).


 3.5           -     Certificate of Designations of Series A Junior
                     Participating Preferred Stock, par value $1.00 per share,
                     of the Registrant dated as of June 29, 1995 (filed as
                     Exhibit 3.2 to the Registrant's Quarterly Report on Form
                     10-Q for the three-month period ended June 30, 1995 and
                     incorporated herein by reference).


 3.6           -     Certificate of Amendment of Certificate of Designations of
                     Series A Junior Participating Preferred Stock of Registrant
                     dated September 5, 1997.


 3.7           -     Composite copy of the Bylaws of the Registrant as currently in effect.


 3.8           -     Amendment of Articles IV and VI of the Bylaws of the
                     Registrant adopted January 29, 1998.


 4.1           -     Indenture dated as of October 1, 1993 governing the 9 1/4%
                     Senior Notes due 2003 (filed as Exhibit 4.1 to the
                     Registrant's Quarterly Report on Form 10-Q for the
                     three-month period ended September 30, 1993 and
                     incorporated herein by reference).


 4.2           -     First Supplemental Indenture dated as of May 30, 1997 to
                     Indenture dated as of October 1, 1993 governing the 9 1/4%
                     Senior Notes due 2003.


 4.3           -     Indenture dated as of July 1, 1996 governing the 9-1/8%
                     Senior Notes due 2006 (including form of Note) (filed as
                     Exhibit 4.1 to the Registrant's Form 8-K dated July 16,
                     1996 (date of event: July 1, 1996) and incorporated herein by reference).


 4.4           -     Credit Agreement, dated as of August 14, 1997, among Noble
                     Drilling Corporation, the lending institutions listed from time to time on Annex I thereto, Credit Lyonnais New York
                     Branch, as Documentation Agent and Christiania Bank Og
                     Kreditkasse ASA, New York Branch, as Arranger and
                     Administrative Agent.


 4.5           -     Rights Agreement dated as of June 28, 1995 between the
                     Registrant and Liberty Bank and Trust Company of Oklahoma
                     City, N.A. (filed as Exhibit 4 to the Registrant's Form 8-K dated June 29, 1995 (date of event: June 28, 1995) and
                     incorporated herein by reference).

   EXHIBIT
   NUMBER                                    EXHIBIT
--------------       -----------------------------------------------------------
 4.6           -     Amendment No. 1 to Rights Agreement, dated September 3,
                     1997, between Noble Drilling Corporation and Liberty Bank
                     and Trust Company of Oklahoma City, N.A. (filed as Exhibit
                     4.2 to the Registrant's Form 8-A/A (Amendment No. 1) dated
                     September 3, 1997 and incorporated herein by reference).


 4.7           -     Summary of Rights to Purchase Preferred Shares, as amended as of September 3, 1997 to conform with Amendment No. 1 to
                     Rights Agreement, dated September 3, 1997 (filed as Exhibit
                     4.3 to the Registrant's Form 8-K dated September 3, 1997
                     (date of event: September 3, 1997) and incorporated herein by reference).


10.1           -     Assets Purchase Agreement dated as of August 20, 1993 (the
                     "Portal Assets Purchase Agreement"), between the Registrant and Portal Rig Corporation (filed as Exhibit 2.3 to the
                     Registrant's Registration Statement on Form S-3 (No.
                     33-67130) and incorporated herein by reference).


10.2           -     Agreement dated as of October 25, 1993, among the
                     Registrant, Noble (Gulf of Mexico) Inc. and Portal Rig
                     Corporation, amending the Portal Assets Purchase Agreement
                     (filed as Exhibit 2.5 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30,
                     1993 and incorporated herein by reference).


10.3           -     Amended and Restated Letter of Credit Agreement, dated as
                     of October 25, 1993, among Portal Rig Corporation, Noble
                     (Gulf of Mexico) Inc., NationsBank of Texas, N.A., as agent and as one of the "Banks" thereunder, and Marine Midland
                     Bank, N.A., Bank of America National Trust and Savings
                     Association, and Norwest Bank Minnesota, National
                     Association (collectively, the "Banks") (filed as Exhibit
                     10.1 to the Registrant's Quarterly Report on Form 10-Q for
                     the three-month period ended September 30, 1993 and
                     incorporated herein by reference).


10.4           -     Assignment, Assumption and Amended and Restated Preferred
                     Ship Mortgage, dated October 25, 1993, by Noble (Gulf of
                     Mexico) Inc. to the Banks (filed as Exhibit 10.2 to the
                     Registrant's Quarterly Report on Form 10-Q for the
                     three-month period ended September 30, 1993 and
                     incorporated herein by reference).


10.5           -     Security Agreement and Assignment, dated October 25, 1993, by Noble (Gulf of Mexico) Inc. to the Banks (filed as
                     Exhibit 10.3 to the Registrant's Quarterly Report on Form
                     10-Q for the three-month period ended September 30, 1993
                     and incorporated herein by reference).


10.6           -     Noble Support Agreement, dated October 25, 1993, among the
                     Registrant and the Banks (filed as Exhibit 10.4 to the
                     Registrant's Quarterly Report on Form 10-Q for the
                     three-month period ended September 30, 1993 and
                     incorporated herein by reference).


10.7           -     Stock Purchase Agreement dated April 22, 1994 among Joseph
                     E. Beall, George H. Bruce, Triton Engineering Services
                     Company and the Registrant (filed as Exhibit 2.1 to the
                     Registrant's Form 8-K dated May 6, 1994 (date of event:
                     April 22, 1994) and incorporated herein by reference).

   EXHIBIT
   NUMBER                                    EXHIBIT
--------------       -----------------------------------------------------------
10.8           -     Employment Agreement dated April 22, 1994 between Triton
                     Engineering Services Company and Joseph E. Beall (filed as
                     Exhibit 10.2 to the Registrant's Form 8-K dated May 6, 1994
                     (date of event: April 22, 1994) and incorporated herein by reference).


10.9*          -     Noble Drilling Corporation 1987 Stock Option Plan (filed as
                     Exhibit 10.7 to the Registrant's Annual Report on Form 10-K
                     for the year ended December 31, 1986, as amended, and
                     incorporated herein by reference).


10.10*         -     Noble Drilling Corporation 1991 Stock Option and Restricted
                     Stock Plan (as amended and restated on January 30, 1997
                     (filed as Exhibit 10.2 to the Registrant's Annual Report on
                     Form 10-K for the year ended December 31, 1996 and
                     incorporated herein by reference).


10.11*         -     Noble Drilling Corporation 1992 Nonqualified Stock Option
                     Plan for Non-Employee Directors (filed as Exhibit 4.1 to
                     the Registrant's Registration Statement on Form S-8 (No.
                     33-62394) and incorporated herein by reference).


10.12*         -     Amendment No. 1 to the Noble Drilling Corporation 1992
                     Nonqualified Stock Option Plan for Non-Employee Directors
                     dated as of July 28, 1994 (filed as Exhibit 10.44 to the
                     Registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1994 and incorporated herein by reference).


10.13*         -     Noble Drilling Corporation Equity Compensation Plan for
                     Non-Employee Directors (filed as Exhibit 10.1 to the
                     Registrant's Quarterly Report on Form 10-Q for the
                     three-month period ended September 30, 1996 and
                     incorporated herein by reference).


10.14*         -     Noble Drilling Corporation Short-Term Incentive Plan
                     (revised July 1997).


10.15*         -     Noble Drilling Corporation Amended and Restated Thrift
                     Restoration Plan (filed as Exhibit 10.46 to the
                     Registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1994 and incorporated herein by reference).


10.16*         -     Amendment No. 1 to the Noble Drilling Corporation Amended
                     and Restated Thrift Restoration Plan dated January 29,
                     1998.


10.17*         -     Noble Drilling Corporation Retirement Restoration Plan
                     dated April 27, 1995 (filed as Exhibit 10.2 to the
                     Registrant's Quarterly Report on Form 10-Q for the
                     three-month period ended March 31, 1995 and incorporated
                     herein by reference).


10.18*         -     Amendment No. 1 to the Noble Drilling Corporation
                     Retirement Restoration Plan dated January 29, 1998.

   EXHIBIT
   NUMBER                                    EXHIBIT
--------------       -----------------------------------------------------------
10.19*         -     Form of Indemnity Agreement entered into between the
                     Registrant and each of the Registrant's directors and bylaw officers (filed as Exhibit 10.46 to the Registrant's Annual
                     Report on Form 10-K for the year ended December 31, 1995
                     and incorporated herein by reference).


10.20          -     Guarantee dated August 26, 1994 between the Registrant and
                     Hibernia Management and Development Company Ltd. (filed as
                     Exhibit 10.45 to the Registrant's Annual Report on Form
                     10-K for the year ended December 31, 1994 and incorporated herein by reference).


10.21          -     Registration Rights Agreement dated as of July 1, 1996
                     between the Registrant and Royal Nedlloyd N.V. (filed as
                     Exhibit 10.25 to the Registrant's Annual Report on Form
                     10-K for the year ended December 31, 1996 and incorporated herein by reference).


21.1           -     Subsidiaries of the Registrant.


23.1           -     Consent of Price Waterhouse LLP.


27.1           -     Financial Data Schedule.

-------


* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.