Form 10-Q
period 1998-03-31
NOBLE DRILLING CORP
filed 1998-05-15
CIK 777201

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

          [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Number of shares of Common Stock outstanding as of May 12, 1998: 131,284,077


================================================================================

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                     MARCH 31,      DECEMBER 31,
                                                                                       1998            1997
                                                                                    -----------     -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ....................................................    $    48,025     $    49,917
  Investment in marketable debt securities .....................................             --          16,471
  Accounts receivable (net allowance of $1,437 and $1,380) .....................        157,036         135,716
  Costs of uncompleted contracts in excess of billings .........................         10,841             941
  Inventories ..................................................................          4,624           4,559
  Deferred income taxes ........................................................            293             391
  Prepaid expenses .............................................................         22,842          21,569
  Other current assets .........................................................         30,610          35,451
                                                                                    -----------     -----------
Total current assets ...........................................................        274,271         265,015
                                                                                    -----------     -----------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ............................................      1,560,088       1,426,537
  Other ........................................................................         30,780          24,287
                                                                                    -----------     -----------
                                                                                      1,590,868       1,450,824
  Accumulated depreciation .....................................................       (274,705)       (256,613)
                                                                                    -----------     -----------
                                                                                      1,316,163       1,194,211
                                                                                    -----------     -----------
INVESTMENT IN AND NOTES RECEIVABLE FROM AFFILIATES .............................         20,706          21,097
DEFERRED INCOME TAXES ..........................................................          4,856           5,947

OTHER ASSETS ...................................................................         23,827          19,541
                                                                                    -----------     -----------
                                                                                    $ 1,639,823     $ 1,505,811
                                                                                    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt and current installments of long-term debt ...................    $    68,195     $     9,698
  Accounts payable .............................................................         85,125          77,366
  Accrued payroll and related costs ............................................         23,489          25,858
  Taxes payable ................................................................         31,554          23,708
  Interest payable .............................................................          2,963           6,088
  Other current liabilities ....................................................         20,288          10,172
                                                                                    -----------     -----------
Total current liabilities ......................................................        231,614         152,890

LONG-TERM DEBT .................................................................        136,442         138,139
DEFERRED INCOME TAXES ..........................................................         70,261          63,946
OTHER LIABILITIES ..............................................................            818           1,782
                                                                                    -----------     -----------
                                                                                        439,135         356,757
                                                                                    -----------     -----------
SHAREHOLDERS' EQUITY
  Common stock, $0.10 par value ................................................         13,351          13,334
  Capital in excess of par value ...............................................        939,942         934,383
  Retained earnings ............................................................        302,221         255,992
  Treasury stock, at cost ......................................................        (53,669)        (53,544)
  Accumulated other comprehensive income .......................................         (1,157)         (1,111)
                                                                                    -----------     -----------
                                                                                      1,200,688       1,149,054
                                                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES ..................................................             --              --
                                                                                    -----------     -----------
                                                                                    $ 1,639,823     $ 1,505,811
                                                                                    ===========     ===========

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                      1998          1997
                                                                                  -----------     ------------
OPERATING REVENUES
   Contract drilling services ..................................................    $ 147,042     $ 113,379
   Labor contract drilling services ............................................       18,267         9,352
   Turnkey drilling services ...................................................       20,002        43,028
   Engineering and consulting services .........................................          684           863
   Other revenue ...............................................................        3,041         2,093
                                                                                    ---------     ---------
                                                                                      189,036       168,715
                                                                                    ---------     ---------
OPERATING COSTS AND EXPENSES
   Contract drilling services ..................................................       52,930        54,330
   Labor contract drilling services ............................................       12,200         6,557
   Turnkey drilling services ...................................................       18,759        36,713
   Engineering and consulting services .........................................          638           561
   Other expense ...............................................................        1,372         1,201
   Depreciation and amortization ...............................................       18,747        17,576
   Selling, general and administrative .........................................       18,075        16,312
   Minority interest ...........................................................           --           403
                                                                                    ---------     ---------
                                                                                      122,721       133,653
                                                                                    ---------     ---------

OPERATING INCOME ...............................................................       66,315        35,062

OTHER INCOME (EXPENSE)
   Interest expense ............................................................       (1,132)       (5,457)
   Interest income .............................................................        1,575         1,887
   Other, net ..................................................................         (440)          858
                                                                                    ---------     ---------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE ............................       66,318        32,350
INCOME TAX PROVISION ...........................................................      (20,089)       (8,702)
                                                                                    ---------     ---------

INCOME BEFORE EXTRAORDINARY CHARGE .............................................       46,229        23,648
EXTRAORDINARY CHARGE, NET OF TAX ...............................................           --        (1,704)
                                                                                    ---------     ---------

NET INCOME .....................................................................    $  46,229     $  21,944
                                                                                    =========     =========

EARNINGS PER SHARE-BASIC:
  Income before extraordinary charge ...........................................    $    0.35     $    0.18
  Extraordinary charge .........................................................           --         (0.01)
                                                                                    ---------     ---------
  Net income per common share ..................................................    $    0.35     $    0.17
                                                                                    =========     =========

EARNINGS PER SHARE-DILUTED:
  Income before extraordinary charge ...........................................    $    0.35     $    0.17
  Extraordinary charge .........................................................           --         (0.01)
                                                                                    ---------     ---------
  Net income per common share ..................................................    $    0.35     $    0.16
                                                                                    =========     =========


                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)
                                   (Unaudited)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                     1998            1997
                                                                                  ----------     -------------
NET INCOME .....................................................................    $ 46,229          $ 21,944
                                                                                    --------          --------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   Foreign currency translation adjustments ....................................         (30)             (599)
                                                                                    --------          --------
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during period ...................         (20)                2
     Less: reclassification adjustment for gains realized in net income ........           4                --
                                                                                    --------          --------
     Net unrealized gains (losses) .............................................         (16)                2
                                                                                    --------          --------
   Other comprehensive loss ....................................................         (46)             (597)
                                                                                    --------          --------

COMPREHENSIVE INCOME ...........................................................    $ 46,183          $ 21,347
                                                                                    ========          ========

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
                                                                                        1998              1997
                                                                                     ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .....................................................................    $  46,229       $  21,944
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .............................................       18,747          17,576
       Deferred income tax provision .............................................        7,504           5,832
       Extraordinary charge, net of tax ..........................................           --           1,704
       Other .....................................................................          410           1,078
       Changes in current assets and liabilities:
        Accounts receivable ......................................................      (23,309)        (20,639)
        Other assets .............................................................       (7,775)          5,202
        Accounts payable .........................................................        7,762           5,088
        Other liabilities ........................................................       14,780          (1,559)
                                                                                      ---------       ---------
        Net cash provided by operating activities ................................       64,348          36,226
                                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment .............................................     (140,231)        (50,658)
  Proceeds from sale of property and equipment ...................................          132              --
  Investment in and notes receivable from affiliates .............................           --          (4,320)
  Proceeds from sale of marketable debt securities ...............................       16,450           1,928
                                                                                      ---------       ---------
        Net cash used by investing activities ....................................     (123,649)        (53,050)
                                                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on revolving credit facility ....................................       60,000              --
  Payment of long-term debt ......................................................       (3,205)        (36,601)
  Issuance of common stock .......................................................          620             959
                                                                                      ---------       ---------
        Net cash used by financing activities ....................................       57,415         (35,642)
                                                                                      ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..........................................           (6)           (171)
                                                                                      ---------       ---------

DECREASE IN CASH AND CASH EQUIVALENTS ............................................       (1,892)        (52,637)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................       49,917         149,632
                                                                                      ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................    $  48,025       $  96,995
                                                                                      =========       =========


                                                                       FORM 10-Q


NOTE 1 - BASIS OF ACCOUNTING

     The accompanying condensed consolidated financial statements of Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions among Noble Drilling and its consolidated subsidiaries have been eliminated. The condensed consolidated financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Certain reclassifications have been made in prior year condensed consolidated financial statements to conform to the classifications used in the 1998 condensed consolidated financial statements. These reclassifications have no impact on net income.

NOTE 2 - EARNINGS PER SHARE

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


         The following table reconciles the basic and diluted earnings per share computations for income before extraordinary charge for the three month periods ended March 31, 1998 and 1997 (In thousands, except per share amounts):


                              INCOME BEFORE
                              EXTRAORDINARY       BASIC         BASIC       DILUTED      DILUTED
                                 CHARGE           SHARES         EPS         SHARES        EPS
                            -----------------------------------------------------------------------

                  1998      $      46,229         131,050    $      0.35      132,541   $     0.35
                  1997      $      23,648         132,153    $      0.18      133,748   $     0.17

         Included in diluted shares are common stock equivalents relating to outstanding stock options of 1,491,000 and 1,595,000 for the three month periods ended March 31, 1998 and 1997, respectively.

NOTE 3 - COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 established standards for reporting and displaying comprehensive income and its components. Components of comprehensive income are net income and all changes in equity during a period except those resulting from transactions with owners. SFAS 130 requires enterprises to display comprehensive income and its components in its financial statement, to classify items of comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income in shareholders' equity separately from retained earnings and additional paid-in capital. Comparative financial statements provided for earlier periods have been reclassified to reflect the application of SFAS 130.

                                                                      FORM 10-Q


        The following table sets forth the components of accumulated other comprehensive income at March 31, 1998 (In thousands):


                                                                             UNREALIZED GAINS   ACCUMULATED
                                                                FOREIGN         (LOSSES)          OTHER
                                                                CURRENCY           ON          COMPREHENSIVE
                                                                 ITEMS          SECURITIES        INCOME
                                                              ------------    --------------   -------------
     Balance at December 31, 1997 .....................          $(1,127)          $ 16           $(1,111)
     Current-period change ............................              (30)           (16)              (46)
                                                                 -------           ----           -------
     Balance at March 31, 1998 ........................          $(1,157)          $ --           $(1,157)
                                                                 =======           ====           =======


NOTE 4 - CREDIT FACILITIES


        The Company has an unsecured revolving credit facility in the amount of $200,000,000 (the "Credit Agreement") through August 14, 2002. As of March 31, 1998, the Company had an outstanding balance of $60,000,000 under the Credit Agreement and $3,402,000 had been used to support outstanding letters of credit. At March 31, 1998, the Company had an additional line of credit totaling $5,000,000, of which $2,397,000 had been used to support outstanding letters of credit. Additionally, at March 31, 1998, $18,568,000 of outstanding letters of credit had been supported through a combination of unsecured letter of credit facilities and surety bonds. The weighted average interest rate on borrowings under the Credit Agreement was 6.09 percent at March 31, 1998.

                                                                       FORM 10-Q

NOTE 5 - FINANCIAL INSTRUMENTS

         The Company operates internationally, resulting in exposure to foreign currency risk. The Company predominantly denominates its contracts in U.S. Dollars to mitigate the exposure to fluctuations in foreign currencies. The Company periodically uses foreign exchange derivative instruments or spot purchases to hedge its known liabilities in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. The Company does not enter into derivative transactions for speculative purposes. Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in the market value of the derivative instrument. During the three-month period ended March 31, 1998, the Company entered into various foreign currency exchange contracts. These contracts expire monthly throughout 1998 and require the Company to exchange U.S. Dollars for Dutch Guilders and British Pounds Sterling totaling $33,800,000 and $24,700,000, respectively. There were no material gains or losses recognized during the three-month period ended March 31, 1998. At March 31, 1998 there were no material unrealized gains or losses on open foreign exchange derivative hedges. The Company did not utilize foreign exchange derivative instruments in 1997.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         The Company has entered into agreements with several vendors to purchase equipment or for the construction of equipment for the conversion of rigs, which agreements generally require non-refundable payments as certain milestones are met. The amount of such payments totaled $166,572,000 as of March 31, 1998. In the event the Company were to cancel the purchase commitments, the ultimate amounts refunded would be subject to negotiation.


NOTE 7 - SUBSEQUENT EVENT

         The Company is currently reviewing proposals from several financial institutions to arrange project financing for three of the EVA-4000(TM) semisubmersible rig conversions. In connection with one of the financing proposals, on April 7, 1998, the Company entered into an interest rate swap contract with a notional amount of $145,000,000 to provide protection to the Company from exposure to interest rate increases during the period from April 7, 1998 to the termination date of the interest rate swap contract, May 20, 1998. The market value of the swap will be calculated on the termination date and the differential paid or received under the contract will be recognized over the term of the financing as an adjustment to the effective yield of the underlying financial instrument.

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

         In recent years, the demand and dayrates for offshore drilling rigs have increased significantly, due in part to technological advances that expanded the opportunities for offshore exploration and development. The current level of drilling activity resulted in demand sufficient enough to absorb virtually all of the rigs that are in working condition and being actively marketed in the major offshore oil and gas markets throughout the world.

         During the first quarter of 1998, the Company experienced dayrate improvements in most of its areas of operations, primarily as a result of renewals of long-term contracts signed prior to 1997. As a result of the worldwide decline in crude oil prices, the current demand for offshore drilling rigs has softened in several of the regions in which the Company operates. Market dayrates in some of these regions, particularly the U.S. Gulf, have decreased from the market levels experienced at the end of 1997. Continued weakness in commodity prices could cause further reduction in dayrates and may adversely affect, at least near-term, the operating results of the Company.

         As part of its deepwater expansion strategy, the Company expects to deliver its first EVA-4000(TM) semisubmersible conversion, the Noble Paul Romano, in the second half of 1998 and its second EVA-4000 (TM) conversion, the Noble Paul Wolff, late in 1998. Four other semisubmersible conversions are planned or in progress and are expected to be available for service in 1999 or early 2000. The Noble Paul Romano, which will be capable of drilling in 6,000 feet of water, has been contracted to Shell Deepwater Development Inc. ("Shell Deepwater"), an affiliate of Shell Oil Company, for a five year contract in the U.S. Gulf. The Noble Paul Wolff, which will be capable of drilling in 8,900 feet of water, has been contracted to Petroleo Brasiliero S.A. ("Petrobras") for six years in Brazil. The Noble Jim Thompson, which will be capable of drilling in 6,000 feet of water, is under a letter of intent to be contracted to Shell Deepwater for an initial term of three years, with options to extend by Shell Deepwater, in the U.S. Gulf. Delivery is anticipated in the first quarter of 1999. The Noble Amos Runner, which will be capable of drilling in 6,600 foot water depths, has been contracted to a rig sharing consortium of operators for a five year term in the U.S. Gulf. The rig is expected to be delivered in 1999. The Noble Max Smith, which will be capable of drilling in 6,000 feet of water, is under a letter of intent to be contracted for work in the U.S. Gulf by two operators, Amerada Hess Corporation and Union Pacific Resources Corporation. The initial term of the drilling contract will be for five years with options to the operators to extend. The rig is expected to be delivered in the third quarter of 1999.

                                                                       FORM 10-Q

         The Noble Roger Eason and the Noble Muravlenko are undergoing the final stages of their water depth upgrades and are scheduled to be available in the second quarter of 1998. Upon completion of the upgrades, the rigs will begin operations under a five year contract with Petrobras in the latter part of the second quarter of 1998.

         The Company anticipates a decrease in the total number of turnkey well completions in 1998 as compared to 1997. For the year ended December 31, 1997, there were 35 turnkey well completions. Profitability under a turnkey contract is dependent upon keeping expenses within the estimates used by the Company in determining the contract price.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     GENERAL

         Net income for the first quarter of 1998 (the "Current Quarter") was $46,229,000, or $0.35 per share, on operating revenues of $189,036,000, compared to net income of $21,944,000, or $0.16 per share, on operating revenues of $168,715,000 for the first quarter of 1997 (the "Comparable Quarter"). The increases in revenues and net income were principally the result of higher domestic and international average dayrates and contributions from the Noble Bill Jennings, Noble Leonard Jones, Noble Lewis Dugger, Noble Joe Alford and Noble Lester Pettus, which were reactivated subsequent to the Comparable Quarter. The improved revenue from dayrate increases and reactivated rigs was partially offset by the sale of the Company's mat-supported jackup fleet in the second quarter of 1997. Results for the Comparable Quarter also included an extraordinary charge of $1,704,000, net of tax of $918,000, or $0.01 per share, related to the Company's purchase of $29,555,000 principal amount of its 9 1/4% Senior Notes Due 2003 (the "9 1/4% Senior Notes").

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for the Company's rig fleet for the three months ended March 31, 1998 and 1997:


                                     AVERAGE RIG
                                  UTILIZATION RATES (1)          OPERATING DAYS                 AVERAGE DAYRATES
                               --------------------------   ---------------------------   ---------------------------
                                  THREE MONTHS ENDED           THREE MONTHS ENDED              THREE MONTHS ENDED
                                       MARCH 31,                    MARCH 31,                       MARCH 31,
                               --------------------------   ---------------------------   ---------------------------
                                   1998         1997            1998          1997            1998          1997
                               ------------  ------------   ------------- -------------   ------------- -------------
    International...........       90%           92%            2,258          2,341       $   46,699    $   33,089
    Domestic................       99%           99%              792          1,223       $   52,520    $   29,369

------------------
(1) Information reflects the policy of the Company to report utilization rates based on the number of actively marketed rigs owned in the fleet.

                                                                       FORM 10-Q

     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's international operations for the three months ended March 31, 1998 and 1997:

                                                        REVENUES                         GROSS MARGIN
                                            -----------------------------      ------------------------------
                                                   THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                       MARCH 31,                           MARCH 31,
                                            -----------------------------      ------------------------------
                                                1998             1997              1998              1997
                                            ------------     ------------      ------------      ------------
                                                                     (In thousands)
Contract drilling services..............    $    105,446     $     77,461      $     62,913      $     39,399
Labor contract drilling services........          18,267            9,352             6,067             2,795
Turnkey drilling services...............           3,390           14,346            (1,509)            5,780
Engineering and consulting services.....             684              824                46               302
Other revenue...........................           1,932            1,537               787             1,312
                                            ------------     ------------      ------------      ------------
         Total..........................    $    129,719     $    103,520      $     68,304      $     49,588
                                            ============     ============      ============      ============

         OPERATING REVENUES. International contract drilling services revenues increased $27,985,000 in the Current Quarter as compared to the Comparable Quarter due in part to revenues generated from the Noble Lewis Dugger and the Noble Sam Noble, which were in the shipyard for the majority of the Comparable Quarter before moving to Mexico for long-term contracts. These rigs contributed approximately $9,000,000 of the increased revenues. In addition, revenues from the Company's operations in the North Sea, India and the Middle East were significantly higher due to contract renewals at higher average dayrates. Labor contract drilling services revenues increased $8,915,000 in the Current Quarter due primarily to revenues generated from the Hibernia Project in Canada as well as from higher average dayrates on the North Sea platforms. International turnkey drilling services revenues decreased $10,956,000 in the Current Quarter as compared to the Comparable Quarter. There were three well completions in the Comparable Quarter as compared to no completions in the Current Quarter. At March 31, 1998, there was one international turnkey well in progress offshore Mexico.

         GROSS MARGIN. International contract drilling services gross margin increased $23,514,000 in the Current Quarter as compared to the Comparable Quarter. This was primarily due to higher dayrates received on certain contract renewals in all of the Company's international areas of operations. The dayrate increases were offset partially by the sale of the Company's mat-supported jackup in West Africa in the second quarter of 1997 and downtime experienced on the Noble Carl Norberg, which was demobilized out of Venezuela in the Current Quarter. Labor contract drilling services gross margin increased $3,272,000 in the Current Quarter as compared to the Comparable Quarter as a result of the contribution of the Hibernia Project in Canada and higher average dayrates experienced on the North Sea platform contracts. International turnkey drilling services gross margin decreased due to zero completions in the Current Quarter as compared to three completions in the Comparable Quarter. The negative results from international turnkey drilling services are attributable to unexpected drilling delays experienced on a turnkey well in progress offshore Mexico. At March 31, 1998, the Company had fully accrued for the estimated loss on this well.

                                                                       FORM 10-Q

     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's domestic operations for the three months ended March 31, 1998 and 1997:

                                                        REVENUES                         GROSS MARGIN
                                            -----------------------------      ------------------------------
                                                   THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                       MARCH 31,                           MARCH 31,
                                            -----------------------------      ------------------------------
                                                1998             1997              1998              1997
                                            ------------     ------------      ------------      ------------
                                                                     (In thousands)
Contract drilling services..............    $    41,596       $    35,918        $    31,199       $    19,650
Turnkey drilling services...............         16,612            28,682              2,752               535
Engineering and consulting services.....              -                39                  -                 -
Other revenue...........................          1,109               556                882              (420)
                                            -----------       -----------        -----------       -----------
         Total..........................    $    59,317       $    65,195        $    34,833       $    19,765
                                            ===========       ===========        ===========       ===========

        OPERATING REVENUES. Domestic contract drilling services revenues increased $5,678,000 in the Current Quarter as compared to the Comparable Quarter due primarily to higher average dayrates and the revenues generated from the recently reactivated rigs, the Noble Bill Jennings, Noble Leonard Jones, Noble Joe Alford and Noble Lester Pettus. These increases were partially offset by the decrease in revenues resulting from the sale of the Company's mat-supported jackup fleet in the second quarter of 1997. Additionally, domestic contract drilling services revenues decreased as a result of the Noble Paul Wolff, Noble Jim Thompson and Noble Amos Runner being taken out of service in 1997 for conversion to EVA-4000(TM) semisubmersibles. Domestic turnkey drilling services revenues were $12,070,000 lower in the Current Quarter as compared to the Comparable Quarter due to fewer well completions in the Current Quarter. There were two domestic turnkey well completions in the Current Quarter, as compared to six completions in the Comparable Quarter.

         GROSS MARGIN. Domestic contract drilling services gross margin increased $11,549,000 in the Current Quarter as compared to the Comparable Quarter due primarily to higher average domestic dayrates. Domestic turnkey drilling services gross margin increased $2,217,000 in the Current Quarter as compared to the Comparable Quarter as a result of losses experienced on two turnkey wells in the Comparable Quarter. Both of the domestic turnkey well completions in the Current Quarter were profitable.

     OTHER OPERATING ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $1,171,000 in the Current Quarter as compared to the Comparable Quarter due primarily to depreciation expense related to the upgrade costs on three recently reactivated rigs, the Noble Bill Jennings, Noble
Lewis Dugger and Noble Leonard Jones.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,763,000 in the Current Quarter as compared to the Comparable Quarter due primarily to higher personnel costs incurred to support overall growth of the Company and increased recruiting and training activity.

         INTEREST EXPENSE. Interest expense decreased $4,325,000 in the Current Quarter as compared to the Comparable Quarter due primarily to the Company's repurchase of its 9 1/4% Senior Notes in the second quarter of 1997 and the capitalization of $2.4 million of interest expense on upgrade projects in the Current Quarter.

         INTEREST INCOME. Interest income decreased $312,000 in the Current Quarter as compared to the Comparable Quarter due to lower average cash balances in the Current Quarter.

         INCOME TAX PROVISION. Income tax expense increased $11,387,000 in the Current Quarter as compared to the Comparable Quarter due primarily to higher pre-tax earnings.

                                                                       FORM 10-Q

LIQUIDITY AND CAPITAL RESOURCES

      OVERVIEW

         The Company had working capital of $42,657,000 and $112,125,000 as of March 31, 1998, and December 31, 1997, respectively. Long-term debt as a percentage of long-term debt plus shareholders' equity was 10 percent at March 31, 1998 compared to 11 percent at December 31, 1997.

        At March 31, 1998, the Company had cash and cash equivalents of $48,025,000 and had $139,201,000 of funds available under various lines of credit. The Company expects to generate positive cash flow from operations for the remainder of 1998, assuming no material decrease in demand for contract drilling and turnkey services. The Company will continue to have cash requirements for debt principal and interest payments. For the remainder of 1998, required debt principal and interest payments for currently outstanding debt are estimated to be approximately $12,800,000. The Company expects to fund these obligations out of cash and short-term investments as well as cash expected to be provided by operations.

         Capital expenditures totaled $140,231,000 and $50,658,000 for the Current Quarter and Comparable Quarter, respectively. Capital expenditures for the remainder of 1998 are expected to aggregate approximately $379,800,000, of which the majority are discretionary and relate to upgrades of equipment. This amount includes approximately $168,300,000 for the conversions of the Noble Paul Romano, Noble Paul Wolff, Noble Jim Thompson, Noble Amos Runner and Noble Max Smith to EVA-4000(TM) semisubmersible units. Additionally, the Company expects to spend approximately $150,000,000 to upgrade the equipment and water depths on the Noble Homer Ferrington (formerly the Noble Shelf 4). The conversion of these rigs will be completed in late 1998 and 1999. The total cost of these six semisubmersible conversions is expected to be approximately $800,000,000. These capital expenditures will be funded from operating cash flows, existing cash balances, available credit facility and lines of credit and proceeds to be received from planned project financings. The Company is currently reviewing proposals from several financial institutions to arrange project financing for three EVA-4000(TM) semisubmersible rig conversions. Once finalized, the proceeds received from such project financings are expected to approximate $400,000,000, and will be used to fund the cost of three EVA-4000(TM) semisubmersible conversions.

         Given the strong demand for drilling rigs and related services, increasingly heavy backlogs for equipment and services required to complete the conversions could constrain the Company's ability to complete the conversions on a timely basis. The Company has entered into agreements with several vendors to purchase equipment or for the construction of equipment for the conversion of rigs, which agreements generally require non-refundable payments as certain milestones are met. The amount of such payments totaled $166,572,000 as of March 31, 1998. In the event the Company were to cancel the purchase commitments, the ultimate amounts refunded would be subject to negotiation. Certain projects currently being considered by the Company could require, if they materialize, capital expenditures or other cash requirements not included in the above estimate. In addition, the Company will continue to evaluate acquisitions of drilling units from time to time. Factors that could cause actual capital expenditures to exceed materially the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.

        In May 1997, the Company's Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company's common stock, or approximately eight percent of its then outstanding common stock. As of March 31, 1998, the Company had repurchased 2,186,000 shares of common stock at a total cost of $52,181,000. Additional purchases, if any, would be made from time to time on the open market or in private transactions at prices determined by the Company.

     CREDIT FACILITIES AND LONG-TERM DEBT

          The Company has an unsecured revolving credit facility in the amount of $200,000,000 (the "Credit Agreement") through August 14, 2002. As of
March 31, 1998, the Company had an outstanding balance of $60,000,000 under the

                                                                       FORM 10-Q

Credit Agreement and $3,402,000 had been used to support outstanding letters of credit. At March 31, 1998, the Company had an additional line of credit totaling $5,000,000 of which $2,397,000 had been used to support outstanding letters of credit. Additionally, at March 31, 1998, $18,568,000 of outstanding letters of credit had been supported through a combination of unsecured letter of credit facilities and surety bonds. The weighted average interest rate on borrowings under the Credit Agreement was 6.09 percent at March 31, 1998. As of May 12, 1998, the Company had an outstanding balance of $100,000,000 under the Credit Agreement.

         The Company believes that its cash and cash equivalents, cash generated from operations, borrowings under its lines of credit and access to other financing sources will be adequate to meet its anticipated short-term and long-term liquidity requirements, including scheduled debt repayments.

FINANCIAL INSTRUMENTS

         The Company occasionally uses financial instruments to hedge against its exposure to changes in foreign currencies and interest rates. Management believes that the Company's hedging activities do not expose the Company to any material interest rate risk, foreign currency exchange rate risk, commodity price risk or any other market rate or price risk. Although these hedging arrangements expose the Company to credit risk, the Company monitors the credit worthiness of its counterparties, which generally are major institutions, and believes that losses from nonperformance are unlikely to occur.

         The fair value of the Company's long-term debt at March 31, 1998 was $150,628,000 based on the quoted market prices for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.

      FOREIGN CURRENCY RISK

         The Company operates internationally, resulting in exposure to foreign currency risk. The Company predominantly denominates its contracts in U.S. Dollars to mitigate the exposure to fluctuations in foreign currencies. The Company periodically uses foreign exchange derivative instruments or spot purchases to hedge its known liabilities in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. The Company does not enter into derivative transactions for speculative purposes. Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in the market value of the derivative instrument. During the Current Quarter, the Company entered into various foreign currency exchange contracts. These contracts expire monthly throughout 1998 and require the Company to exchange U.S. Dollars for Dutch Guilders and British Pounds Sterling totaling $33,800,000 and $24,700,000, respectively. There were no material gains or losses recognized during the Current Quarter. At March 31, 1998 there were no material unrealized gains or losses on open foreign exchange derivative hedges. The Company did not utilize foreign exchange derivative instruments in 1997.

      INTEREST RATE RISK

        The Company is currently reviewing proposals from several financial institutions to arrange project financing for three of the EVA-4000(TM) semisubmersible rig conversions. In connection with one of the financing proposals, on April 7, 1998, the Company entered into an interest rate swap contract with a notional amount of $145,000,000 to provide protection to the Company from exposure to interest rate increases during the period from April 7, 1998 to the termination date of the interest rate swap contract, May 20, 1998. The market value of the swap will be calculated on the termination date and the differential paid or received under the contract will be recognized over the term of the financing as an adjustment to the effective yield of the underlying financial instrument.


YEAR 2000

        In 1996, the Company began implementation of a major computer software conversion for its management and accounting information systems. The new system is generally considered to be year 2000 compliant; however, the Company uses other systems which have not yet been reviewed adequately to determine whether or not they will function properly in the year 2000. The Company has commenced a project to assess all remaining systems for year 2000 compliance. The Company expects its year 2000 assessment to be completed on a timely basis and plans to review the compliance efforts of the entities it does business with. The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review. The Company has limited or no control over the actions of proprietary software vendors and other entities with which it interacts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information on foreign currency risk and interest rate risk, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Instruments."

                                                                       FORM 10-Q

                           PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of stockholders of Noble Drilling was held in Houston, Texas, at 10:00 a.m., local time, on April 23, 1998.

         (b) Proxies were solicited by the Board of Directors of Noble Drilling pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees as listed in the proxy statement and all of such nominees were duly elected.

         (c) Out of a total of 131,342,070 shares of Noble Drilling common stock outstanding and entitled to vote, 111,574,689 shares were present in person or by proxy, representing approximately 85 percent of outstanding shares. The first matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the re-election of Michael A. Cawley, Tommy
                C. Craighead and James C. Fishel to serve three-year terms on the Board of Directors of Noble Drilling. The results of voting were as follows:

                        Nominee                Number of Shares              Number of Shares WITHHOLDING
                     for Re-election        Voting FOR Re-election                     AUTHORITY
                      as Director                as Director                  to Vote for Re-election as
                                                                                       Director
                --------------------------  ----------------------           ----------------------------
                  Michael A. Cawley               110,421,985                          1,152,704
                  Tommy C. Craighead              110,424,827                          1,149,862
                  James L. Fishel                 110,409,689                          1,165,000

         (d)    Inapplicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits.

                The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                                                       FORM 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      NOBLE DRILLING CORPORATION




DATE:    May 14, 1998                 /s/ JAMES C. DAY
                                      -----------------------------------------
                                          JAMES C. DAY, Chairman, President and
                                          Chief Executive Officer



DATE:    May 14, 1998                 /s/ BYRON L. WELLIVER
                                      -----------------------------------------
                                          BYRON L. WELLIVER,
                                          Senior Vice President-Finance,
                                          Treasurer and Controller
                                          (Principal Financial and Accounting
                                          Officer)

                                                                       FORM 10-Q

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
10                 Noble Drilling Corporation Short-Term Incentive Plan
                   (revised April 1998)

27                 Financial Data Schedule