Form 10-K/A
period 1997-12-31
NOBLE DRILLING CORP
filed 1998-06-29
CIK 777201

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


                         COMMISSION FILE NUMBER: 0-13857


                           NOBLE DRILLING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                          73-0374541
------------------------                 ---------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:


   (1) Proxy statement for the 1998 annual meeting of stockholders - Part III

         Item 14 of Noble Drilling Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") is amended to reflect the filing herewith as new Exhibit 99.1 of the financial statements required by Form 11-K for the fiscal year ended December 31, 1997 with respect to the Noble Drilling Corporation 401(k) Savings Plan, and such Item 14 is restated as set forth on the following page.

         The Index to Exhibits to the 1997 Form 10-K is restated in its entirety following the signature page hereto in order to reflect the inclusion therein, and the filing herewith, of Exhibit 99.1.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

                  (1) A list of the financial statements filed as a part of this report is set forth in Item 8 on page 23 and is incorporated herein by reference.

                  (2)      Financial Statement Schedules:

                           All schedules are omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.

                  (3)      Exhibits:

                           The information required by this Item 14(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K and is incorporated herein by reference.

                  (4) Financial Statements required by Form 11-K for the fiscal year ended December 31, 1997, with respect to the Noble Drilling Corporation 401(k) Savings Plan are filed as Exhibit 99.1 hereto.

         (b) No reports on form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        NOBLE DRILLING CORPORATION



Date: June 26, 1998
                                        By:  /s/ JAMES C. DAY
                                           ------------------------------------
                                             James C. Day, Chairman, President
                                                and Chief Executive Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER **                                                        EXHIBIT
---------------      ------------------------------------------------------------------------------------------------
 2.1            -    Agreement of Sale and Purchase dated as of April 25, 1996 between the Registrant and Royal
                     Nedlloyd N.V. and Neddrill Holding B.V. (filed as Exhibit 2.1 to the Registrant's Registration
                     Statement on Form S-3 (No. 333-2927) and incorporated herein by reference).

 2.2            -    Asset Purchase Agreement dated November 15, 1996 by and between the Registrant, Noble
                     Properties, Inc. and Noble Drilling (Canada) Ltd. and Nabors Industries, Inc. (filed as
                     Exhibit 2.1 to the Registrant's Form 8-K dated dated December 27, 1996 (date of event:
                     December 13, 1996) and incorporated herein by reference).

 2.3            -    Agreement dated December 13, 1996 by and among the Registrant, Noble Properties, Inc., Noble
                     Drilling (Canada) Ltd., Noble Drilling (U.S.) Inc., and Noble Drilling Land Limited and Nabors
                     Industries, Inc., Nabors Drilling USA, Inc. and Nabors Drilling Limited (filed as Exhibit 2.2 to the Registrant's Form 8-K dated December 27, 1996 (date of event: December 13, 1996)  and incorporated herein by reference).

 2.4            -    Asset Purchase Agreement dated as of February 19, 1997 between the Registrant, Noble Drilling
                     (U.S.) Inc., Noble Offshore Corporation, Noble Drilling (Mexico) Inc. and NN-1 Limited
                     Partnership and Pride Petroleum Services, Inc. (filed as Exhibit 2.10 in the Registrant's
                     Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

 2.5            -    Agreement dated April 10, 1997 by and between Noble Drilling Corporation, Noble Drilling
                     (U.S.) Inc., Noble Offshore Corporation, Noble Drilling (Mexico) Inc. and NN-1 Limited
                     Partnership, and Pride Petroleum Services, Inc. (filed as Exhibit 2.2 to the Registrant's
                     Form 8-K dated May 21, 1997 (date of event: May 7, 1997) and incorporated herein by reference).

 2.6            -    First Amendment to Asset Purchase Agreement dated as of May 7, 1997 by and between Noble
                     Drilling Corporation, Noble Drilling (U.S.) Inc., Noble Offshore Corporation, Noble Drilling
                     (Mexico) Inc., NN-1 Limited Partnership and Mexico Drilling Partners Inc., and Pride Petroleum
                     Services, Inc., Pride Offshore, Inc. and Forasol S.A. (filed as Exhibit 2.3 to the
                     Registrant's Form 8-K dated May 21, 1997 (date of event: May 7, 1997) and incorporated herein by reference).

 3.1            -    Restated Certificate of Incorporation of the Registrant dated August 29, 1985 (filed as
                     Exhibit 3.7 to the Registrant's Registration Statement on Form 10 (No.  0-13857) and
                     incorporated herein by reference).

 3.2            -    Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated May
                     5, 1987 (filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (No.
                     33-67130) and incorporated herein by reference).

EXHIBIT
NUMBER**                                                         EXHIBIT
---------------      ------------------------------------------------------------------------------------------------
 3.3            -    Certificate of Amendment of Certificate of Incorporation of the Registrant dated July 31, 1991
                     (filed as Exhibit 3.16 to the Registrant's Annual Report on Form 10-K for the year ended
                     December 31, 1991 and incorporated herein by reference).

 3.4            -    Certificate of Amendment of Certificate of Incorporation of the Registrant dated September 15,
                     1994 (filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the
                     three-month period ended March 31, 1995 and incorporated herein by reference).

 3.5            -    Certificate of Designations of Series A Junior Participating Preferred Stock, par value $1.00 per share, of the Registrant dated as of June 29, 1995 (filed as Exhibit 3.2 to the
                     Registrant's Quarterly Report on Form 10-Q for the three-month period ended June 30, 1995 and incorporated herein by reference).

 3.6            -    Certificate of Amendment of Certificate of Designations of Series A Junior Participating
                     Preferred Stock of Registrant dated September 5, 1997.

 3.7            -    Composite copy of the Bylaws of the Registrant as currently in effect.

 3.8            -    Amendment of Articles IV and VI of the Bylaws of the Registrant adopted January 29, 1998.

 4.1            -    Indenture dated as of October 1, 1993 governing the 9 1/4% Senior Notes due 2003 (filed as
                     Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended
                     September 30, 1993 and incorporated herein by reference).

 4.2            -    First Supplemental Indenture dated as of May 30, 1997 to Indenture dated as of October 1, 1993 governing the 9 1/4% Senior Notes due 2003.

 4.3            -    Indenture dated as of July 1, 1996 governing the 9 1/8% Senior Notes due 2006 (including form of Note) (filed as Exhibit 4.1 to the Registrant's Form 8-K dated July 16, 1996 (date of event: July 1, 1996) and incorporated herein by reference).

 4.4            -    Credit Agreement, dated as of August 14, 1997, among Noble Drilling Corporation, the lending institutions listed from time to time on Annex I thereto, Credit Lyonnais New York Branch, as
                     Documentation Agent and Christiania Bank Og Kreditkasse ASA, New York Branch, as Arranger and
                     Administrative Agent.

 4.5            -    Rights Agreement dated as of June 28, 1995 between the Registrant and Liberty Bank and Trust
                     Company of Oklahoma City, N.A.  (filed as Exhibit 4 to the Registrant's Form 8-K dated June
                     29, 1995 (date of event: June 28, 1995) and incorporated herein by reference).

EXHIBIT
NUMBER**                                                         EXHIBIT
---------------      ------------------------------------------------------------------------------------------------
 4.6            -    Amendment No. 1 to Rights Agreement, dated September 3, 1997, between Noble Drilling
                     Corporation and Liberty Bank and Trust Company of Oklahoma City, N.A. (filed as Exhibit 4.2 to the Registrant's Form 8-A/A (Amendment No. 1) dated September 3, 1997 and incorporated herein by reference).

 4.7            -    Summary of Rights to Purchase Preferred Shares, as amended as of September 3, 1997 to conform with Amendment No. 1 to Rights Agreement, dated September 3, 1997 (filed as Exhibit 4.3 to the
                     Registrant's Form 8-K dated September 3, 1997 (date of event: September 3, 1997) and incorporated herein by reference).

10.1            -    Assets Purchase Agreement dated as of August 20, 1993 (the "Portal Assets Purchase
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

EXHIBIT
NUMBER**                                                         EXHIBIT
---------------      ------------------------------------------------------------------------------------------------
10.8            -    Employment Agreement dated April 22, 1994 between Triton Engineering Services Company and
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

10.10*          -    Noble Drilling Corporation 1991 Stock Option and Restricted Stock Plan (as amended and restated
                     on January 30, 1997, filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the
                     year ended December 31, 1996 and incorporated herein by reference).

10.11*          -    Noble Drilling Corporation 1992 Nonqualified Stock Option Plan for Non-Employee Directors (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (No. 33-62394) and incorporated herein by reference).

10.12*          -    Amendment No. 1 to the Noble Drilling Corporation 1992 Nonqualified Stock Option Plan for Non-Employee
                     Directors dated as of July 28, 1994 (filed as Exhibit 10.44 to the Registrant's Annual Report on
                     Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.13*          -    Noble Drilling Corporation Equity Compensation Plan for Non-Employee Directors (filed as
                     Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1996 and incorporated herein by reference).

10.14*          -    Noble Drilling Corporation Short-Term Incentive Plan (revised July 1997).

10.15*          -    Noble Drilling Corporation Amended and Restated Thrift Restoration Plan (filed as Exhibit
                     10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.16*          -    Amendment No. 1 to the Noble Drilling Corporation Amended and Restated Thrift Restoration Plan
                     dated January 29, 1998.

10.17*          -    Noble Drilling Corporation Retirement Restoration Plan dated April 27, 1995 (filed as Exhibit
                     10.2 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended March
                     31, 1995 and incorporated herein by reference).

10.18*          -    Amendment No. 1 to the Noble Drilling Corporation Retirement Restoration Plan dated January
                     29, 1998.

EXHIBIT
NUMBER**                                                           EXHIBIT
---------------      ------------------------------------------------------------------------------------------------

10.19*          -    Form of Indemnity Agreement entered into between the Registrant and each of the Registrant's directors and bylaw officers (filed as Exhibit 10.46 to the Registrant's Annual Report on Form
                     10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.20           -    Guarantee dated August 26, 1994 between the Registrant and Hibernia Management and Development
                     Company Ltd.  (filed as Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the
                     year ended December 31, 1994 and incorporated herein by reference).

10.21           -    Registration Rights Agreement dated as of July 1, 1996 between the Registrant and Royal
                     Nedlloyd N.V. (filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the
                     year ended December 31, 1996 and incorporated herein by reference).

21.1            -    Subsidiaries of the Registrant.

23.1            -    Consent of Price Waterhouse LLP.

27.1                 Financial Data Schedule.

99.1***         -    Financial Statements required by Form 11-K for the fiscal year ended December 31, 1997 with respect to the Noble Drilling Corporation 401(k) Savings Plan (including consent of Price
                     Waterhouse LLP regarding the incorporation by reference thereof).

---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

**       Filed previously, unless otherwise indicated.

***      Filed herewith.