Form 10-Q
period 1998-06-30
NOBLE DRILLING CORP
filed 1998-08-14
CIK 777201

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

 Number of shares of Common Stock outstanding as of August 7, 1998: 131,278,404

===============================================================================

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except par value amount)
                                   (Unaudited)

                                                                      JUNE 30,        DECEMBER 31,
                                                                        1998              1997
                                                                     -----------      ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ....................................     $    53,344      $    49,917
  Investment in marketable debt securities .....................              --           16,471
  Accounts receivable (net allowance of $794 and $1,380) .......         182,697          135,716
  Costs of uncompleted contracts in excess of billings .........          17,648              941
  Inventories ..................................................           5,185            4,559
  Deferred income taxes ........................................             195              391
  Prepaid expenses .............................................          27,640           21,569
  Other current assets .........................................          21,881           35,451
                                                                     -----------      -----------
Total current assets ...........................................         308,590          265,015
                                                                     -----------      -----------
PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ............................       1,686,467        1,426,537
  Other ........................................................          28,615           24,287
                                                                     -----------      -----------
                                                                       1,715,082        1,450,824
  Accumulated depreciation .....................................        (291,963)        (256,613)
                                                                     -----------      -----------
                                                                       1,423,119        1,194,211
                                                                     -----------      -----------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES ..................          50,277           21,097
DEFERRED INCOME TAXES ..........................................           4,762            5,947
OTHER ASSETS ...................................................          25,336           19,541
                                                                     -----------      -----------
                                                                     $ 1,812,084      $ 1,505,811
                                                                     ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt and current installments of long-term debt ...     $   151,834      $     9,698
  Accounts payable .............................................         112,424           77,366
  Accrued payroll and related costs ............................          22,246           25,858
  Taxes payable ................................................          29,166           23,708
  Interest payable .............................................           5,888            6,088
  Other current liabilities ....................................          26,197           10,172
                                                                     -----------      -----------
Total current liabilities ......................................         347,755          152,890

LONG-TERM DEBT .................................................         134,253          138,139
DEFERRED INCOME TAXES ..........................................          78,920           63,946
OTHER LIABILITIES ..............................................             988            1,782
                                                                     -----------      -----------
                                                                         561,916          356,757
                                                                     -----------      -----------
SHAREHOLDERS' EQUITY
  Common stock, $0.10 par value ................................          13,360           13,334
  Capital in excess of par value ...............................         941,125          934,383
  Retained earnings ............................................         352,625          255,992
  Treasury stock, at cost ......................................         (55,759)         (53,544)
  Accumulated other comprehensive income .......................          (1,183)          (1,111)
                                                                     -----------      -----------
                                                                       1,250,168        1,149,054
                                                                     -----------      -----------
COMMITMENTS AND CONTINGENCIES ..................................              --               --
                                                                     ===========      ===========
                                                                     $ 1,812,084      $ 1,505,811
                                                                     ===========      ===========

   See accompanying notes to the condensed consolidated financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                    THREE MONTHS ENDED JUNE 30,
                                                                    ---------------------------
                                                                      1998            1997
                                                                    ---------      ---------
OPERATING REVENUES
   Contract drilling services .................................     $ 158,529      $ 114,820
   Labor contract drilling services ...........................        16,267          9,871
   Turnkey drilling services ..................................        39,846         55,973
   Engineering and consulting services ........................           522            491
   Other revenue ..............................................         1,064          3,837
                                                                    ---------      ---------
                                                                      216,228        184,992
                                                                    ---------      ---------
OPERATING COSTS AND EXPENSES
   Contract drilling services .................................        58,788         41,854
   Labor contract drilling services ...........................        12,219          7,012
   Turnkey drilling services ..................................        35,730         54,706
   Engineering and consulting services ........................           431            671
   Other expense ..............................................           634            974
   Depreciation and amortization ..............................        19,986         19,306
   Selling, general and administrative ........................        18,135         15,166
   Gains on sales of property and equipment, net of impairments            --       (197,676)
   Minority interest ..........................................            --            102
                                                                    ---------      ---------
                                                                      145,923        (57,885)
                                                                    ---------      ---------

OPERATING INCOME ..............................................        70,305        242,877

OTHER INCOME (EXPENSE)
   Interest expense ...........................................        (1,110)        (4,638)
   Interest income ............................................         1,502          3,162
   Other, net .................................................         2,246            681
                                                                    ---------      ---------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE ...........        72,943        242,082
INCOME TAX PROVISION ..........................................       (22,539)       (80,382)
                                                                    ---------      ---------

INCOME BEFORE EXTRAORDINARY CHARGE ............................        50,404        161,700
EXTRAORDINARY CHARGE, NET OF TAX ..............................            --         (4,981)
                                                                    ---------      ---------

NET INCOME ....................................................     $  50,404      $ 156,719
                                                                    =========      =========

EARNINGS PER SHARE-BASIC:
  Income before extraordinary charge ..........................     $    0.38      $    1.22
  Extraordinary charge ........................................            --          (0.04)
                                                                    ---------      ---------
  Net income per common share .................................     $    0.38      $    1.18
                                                                    =========      =========

EARNINGS PER SHARE-DILUTED:
  Income before extraordinary charge ..........................     $    0.38      $    1.21
  Extraordinary charge ........................................            --          (0.04)
                                                                    ---------      ---------
  Net income per common share .................................     $    0.38      $    1.17
                                                                    =========      =========


   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------
                                                                          1998           1997
                                                                        ---------      ---------
OPERATING REVENUES
   Contract drilling services .....................................     $ 305,571      $ 228,199
   Labor contract drilling services ...............................        34,534         19,223
   Turnkey drilling services ......................................        59,848         99,001
   Engineering and consulting services ............................         1,206          1,354
   Other revenue ..................................................         4,105          5,930
                                                                        ---------      ---------
                                                                          405,264        353,707
                                                                        ---------      ---------
OPERATING COSTS AND EXPENSES
   Contract drilling services .....................................       111,718         93,687
   Labor contract drilling services ...............................        24,419         13,569
   Turnkey drilling services ......................................        54,489         93,916
   Engineering and consulting services ............................         1,069          1,232
   Other expense ..................................................         2,006          2,175
   Depreciation and amortization ..................................        38,733         36,882
   Selling, general and administrative ............................        36,210         31,478
   Gains on sales of property and equipment, net of impairments ...            --       (197,676)
   Minority interest ..............................................            --            505
                                                                        ---------      ---------
                                                                          268,644         75,768
                                                                        ---------      ---------


OPERATING INCOME ..................................................       136,620        277,939

OTHER INCOME (EXPENSE)
   Interest expense ...............................................        (2,242)       (10,095)
   Interest income ................................................         3,077          5,049
   Other, net .....................................................         1,806          1,539
                                                                        ---------      ---------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE ...............       139,261        274,432
INCOME TAX PROVISION ..............................................       (42,628)       (89,084)
                                                                        ---------      ---------

INCOME BEFORE EXTRAORDINARY CHARGE ................................        96,633        185,348
EXTRAORDINARY CHARGE, NET OF TAX ..................................            --         (6,685)
                                                                        ---------      ---------

NET INCOME ........................................................     $  96,633      $ 178,663
                                                                        =========      =========

EARNINGS PER SHARE-BASIC:
  Income before extraordinary charge ..............................     $    0.74      $    1.40
  Extraordinary charge ............................................            --          (0.05)
                                                                        ---------      ---------
  Net income per common share .....................................     $    0.74      $    1.35
                                                                        =========      =========

EARNINGS PER SHARE-DILUTED:
  Income before extraordinary charge ..............................     $    0.73      $    1.38
  Extraordinary charge ............................................            --          (0.05)
                                                                        ---------      ---------
  Net income per common share .....................................     $    0.73      $    1.33
                                                                        =========      =========

   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)
                                   (Unaudited)

                                                                                THREE MONTHS ENDED JUNE 30,
                                                                                ---------------------------
                                                                                  1998           1997
                                                                                ---------      ---------
NET INCOME ................................................................     $  50,404      $ 156,719
                                                                                ---------      ---------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   Foreign currency translation adjustments ...............................           (26)           264
                                                                                ---------      ---------
   Unrealized gains on securities:
     Unrealized holding gains arising during period .......................            --             33
     Less: reclassification adjustment for gains realized in net income ...            --             --
                                                                                ---------      ---------
     Net unrealized gains .................................................            --             33
                                                                                ---------      ---------
   Other comprehensive (loss) income ......................................           (26)           297
                                                                                ---------      ---------
COMPREHENSIVE INCOME ......................................................     $  50,378      $ 157,016
                                                                                =========      =========

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------
                                                                                  1998            1997
                                                                                ---------      ---------
NET INCOME ................................................................     $  96,633      $ 178,663
                                                                                ---------      ---------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   Foreign currency translation adjustments ...............................           (56)          (335)
                                                                                ---------      ---------
   Unrealized (losses) gains on securities:
     Unrealized holding (losses) gains arising during period ..............           (20)            35
     Less: reclassification adjustment for gains realized in net income ...             4             --
                                                                                ---------      ---------
     Net unrealized (losses) gains ........................................           (16)            35
                                                                                ---------      ---------
   Other comprehensive loss ...............................................           (72)          (300)
                                                                                ---------      ---------
COMPREHENSIVE INCOME ......................................................     $  96,561      $ 178,363
                                                                                =========      =========

   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                              1998           1997
                                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .........................................................     $  96,633      $ 178,663
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .................................        38,733         36,882
       Deferred income tax provision .................................        16,355         32,926
       Gain on sales of property and equipment, net of impairments ...          (855)      (197,676)
       Extraordinary charge, net of tax ..............................            --          6,685
       Other .........................................................           802            174
       Changes in current assets and liabilities:
        Accounts receivable ..........................................       (50,904)       (17,377)
        Proceeds from sale of marketable equity securities, net ......            --          2,353
        Other assets .................................................        (9,669)       (18,936)
        Accounts payable .............................................        35,061         42,427
        Other liabilities ............................................        20,560         51,596
                                                                           ---------      ---------
        Net cash provided by operating activities ....................       146,716        117,717
                                                                           ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment .................................      (267,528)      (124,375)
  Proceeds from sale of property and equipment .......................         1,929        268,818
  Investment in and notes receivable from affiliates .................       (29,925)       (12,222)
  Proceeds from sale of marketable debt securities ...................        16,450       (100,031)
                                                                           ---------      ---------
        Net cash (used) provided by activities .......................      (279,074)        32,190
                                                                           ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on revolving credit facility ........................       140,000             --
  Payment of long-term debt ..........................................        (5,401)      (125,186)
  Issuance of common stock ...........................................         1,186          2,081
                                                                           ---------      ---------
        Net cash provided (used) by financing activities .............       135,785       (123,105)
                                                                           ---------      ---------
INCREASE IN CASH AND CASH EQUIVALENTS ................................         3,427         26,802

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................        49,917        149,632
                                                                           ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............................     $  53,344      $ 176,434
                                                                           =========      =========

   See accompanying notes to the condensed consolidated financial statements.

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


         The following table reconciles the basic and diluted earnings per share computations for income before extraordinary charge for the three and six month periods ended June 30, 1998 and 1997 (In thousands, except per share amounts):

                                INCOME BEFORE
                                EXTRAORDINARY      BASIC        BASIC      DILUTED    DILUTED
                                   CHARGE         SHARES         EPS       SHARES       EPS
                               ---------------------------------------------------------------------
    THREE MONTHS ENDED:
                JUNE 30, 1998    $ 50,404        131,233       $0.38     132,518     $0.38
                JUNE 30, 1997    $161,700        132,458       $1.22     134,008     $1.21
    SIX MONTHS ENDED:
                JUNE 30, 1998    $ 96,633        131,142       $0.74     132,483     $0.73
                JUNE 30, 1997    $185,348        132,305       $1.40     133,878     $1.38

         Included in diluted shares are common stock equivalents relating to outstanding stock options of 1,285,000 and 1,550,000 for the three month periods ended June 30, 1998 and 1997, respectively, and 1,341,000 and 1,573,000 for the six month periods ended June 30, 1998 and 1997, respectively.

                                                                       FORM 10-Q

NOTE 3 - COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 established standards for reporting and displaying comprehensive income and its components. Components of comprehensive income are net income and all changes in equity during a period except those resulting from transactions with owners. SFAS 130 requires enterprises to display comprehensive income and its components in its financial statements, to classify items of comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income in shareholders' equity separately from retained earnings and additional paid-in capital. Comparative financial statements provided for earlier periods have been reclassified to reflect the application of SFAS 130.

         The following table sets forth the components of accumulated other comprehensive income at June 30, 1998 (In thousands):

                                                        UNREALIZED GAINS   ACCUMULATED
                                           FOREIGN          (LOSSES)          OTHER
                                           CURRENCY           ON          COMPREHENSIVE
                                            ITEMS          SECURITIES        INCOME
                                           --------     ----------------  -------------
      Balance at December 31, 1997 ....    $(1,127)         $     16         $(1,111)
      Current-period change ...........        (56)              (16)            (72)
                                           -------          --------         -------
      Balance at June 30, 1998 ........    $(1,183)         $     --         $(1,183)
                                           =======          ========         =======


NOTE 4 - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         In June 1998, the Company formed Ilion LLC, a limited liability company, that purchased the Ilion, a Friede & Goldman 9500 Enhanced Pacesetter design semisubmersible. The Company has an initial 50 percent equity interest in Ilion LLC. The total investment balance at June 30, 1998 was $12,825,000. In addition, the Company has funded $17,100,000 to Ilion LLC in the form of a convertible promissory note pursuant to which the Company can ultimately increase its equity interest in Ilion LLC to 70 percent.

         The Ilion is the same design as the Noble Homer Ferrington and is currently located in Pascagoula, Mississippi. The Noble Homer Ferrington is currently in the shipyard undergoing refurbishment and upgrade for work in deeper water depths. Plans call for the Ilion to be similarly upgraded for deepwater work when the Company receives a long-term contract with an operator.

NOTE 5 - CREDIT FACILITIES


          The Company has an unsecured revolving credit facility in the amount of $200,000,000 (the "Credit Agreement") through August 14, 2002. As of June 30, 1998, the Company had an outstanding balance of $140,000,000 under the Credit Agreement and $3,632,000 had been used to support outstanding letters of credit. At June 30, 1998, the Company had an additional line of credit totaling $7,500,000, of which $2,397,000 had been used to support outstanding letters of credit. Additionally, at June 30, 1998, $21,223,000 of outstanding letters of credit had been supported through a combination of unsecured letter of credit facilities and surety bonds. The interest rate on borrowings under the Credit Agreement was 6.04 percent at June 30, 1998.


NOTE 6 - FINANCIAL INSTRUMENTS

         The Company operates internationally, resulting in exposure to foreign currency risk. The Company predominantly denominates its contracts in U.S. Dollars to mitigate the exposure to fluctuations in foreign currencies. The Company periodically uses foreign exchange derivative instruments or spot purchases to hedge its known liabilities in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. The Company does not enter into derivative transactions for speculative purposes. Gains and losses on

                                                                       FORM 10-Q

foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in the market value of the derivative instrument. During the six-month period ended June 30, 1998, the Company entered into various foreign currency exchange contracts. These contracts expire monthly throughout the remainder of 1998 and require the Company to exchange U.S. Dollars for Dutch Guilders and British Pounds Sterling totaling $12,000,000 and $17,000,000, respectively. There were no material gains or losses recognized during the three-month and six-month periods ended June 30, 1998. At June 30, 1998 there were no material unrealized gains or losses on open foreign exchange derivative hedges. The Company did not utilize foreign exchange derivative instruments in 1997.

         In connection with project financing the Company is seeking to obtain for the Noble Paul Romano conversion, on June 24, 1998, the Company entered into an interest rate swap contract with a notional amount of $137,750,000 to minimize the Company's exposure to interest rate increases during the period from June 24, 1998 to September 15, 1998, the termination date of the interest rate swap contract. The market value of the swap will be calculated on the termination date and the differential paid or received under the contract will be recognized over the term of the financing as an adjustment to the effective yield of the underlying financial instrument.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and is not expected to have a material effect on the Company's results of operations or financial position.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         The Company has entered into agreements with several vendors to purchase equipment or for the construction of equipment for the conversion of rigs, which agreements generally require non-refundable payments as certain milestones are met. The amount of such payments totaled $51,816,000 as of June 30, 1998. As of June 30, 1998, the Company also had $105,761,000 of purchase commitments with a remaining term in excess of one year related to rig conversion projects. In the event the Company were to cancel the purchase commitments, the ultimate amounts refunded would be subject to negotiation.

NOTE 8 - SUBSEQUENT EVENTS

         In July 1998, the Company purchased the Shelf 6, a Friede & Goldman 9500 Enhanced Pacesetter design semisubmersible, for $24,100,000 in cash. The unit is currently located outside Wakkanai Harbor, Japan. This unit, which was built in 1986 and is currently rated to operate in 600 feet of water, is the same design as the Noble Homer Ferrington and the Ilion. Plans call for the Shelf 6 to undergo refurbishment and upgrade for work in deeper water depths upon the Company securing a long-term drilling contract.

         In July 1998, Noble Drilling (Paul Wolff) Ltd., an indirect, wholly owned subsidiary of the Company and owner of the Noble Paul Wolff, issued $145,000,000 principal amount of its fixed rate senior secured notes (the "Wolff Notes") in three series. The Wolff Notes bear interest at rates of 6.43 percent to 6.55 percent per annum. One series of the Wolff Notes matures on December 1, 2001 and the other two series mature on December 1, 2004. Principal and interest payments are payable quarterly on the first day of September, December, March and June except that the first two quarterly payments (and the quarterly payments thereafter through September 1, 2001 in the case of one series) are interest only. The Wolff Notes are guaranteed by Noble Drilling and are secured by a first mortgage on the Noble Paul Wolff and, until completion of its conversion to an EVA-4000(TM) semisubmersible, a first mortgage on the Noble Roger Eason and Noble Leo Segerius. The Wolff Notes can be prepaid, in whole or in part, at a premium at any time after June 1, 2001.

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

OUTLOOK

         As used herein, unless otherwise required by the context, "Noble Drilling" refers to Noble Drilling Corporation and the "Company" refers to Noble Drilling and its consolidated subsidiaries. The Company's business strategy has been to expand its international and offshore drilling capabilities through acquisitions and rig upgrades and modifications, and by redeploying assets in important geological areas. In recent years, the Company has focused on increasing the number of rigs in its fleet capable of drilling in deeper water depths. To date, increased levels of activity in offshore world oil and U.S. natural gas exploration, development and production in deeper water depths have supported the expansion of the Company's deepwater drilling fleet. Such activity levels are affected both by short-term and long-term trends in oil and natural gas prices. During the first six months of 1998, crude oil prices have experienced downward pressure as a result of a number of economic and political factors. As a result, exploration and production expenditures of operators have been reduced in certain markets in which the Company operates drilling units, and the utilization and resulting dayrates for the Company's drilling units have been negatively impacted. Dayrates in the U.S. Gulf, where the Company operates nine drilling units, have deteriorated significantly over the past six months and the Company is also experiencing softness in demand for its rigs currently located in Venezuela and the Middle East.

         As part of its deepwater expansion strategy, the Company expects to deliver its first EVA-4000(TM) semisubmersible conversion, the Noble Paul Romano, in the third quarter of 1998 and its second EVA-4000(TM) conversion, the Noble Paul Wolff, late in 1998. Four other semisubmersible conversions are planned or in progress and are expected to be available for service in 1999 or early 2000. The Noble Paul Romano, which will be capable of drilling in 6,000 feet of water, has been contracted to Shell Deepwater Development Inc. ("Shell Deepwater"), an affiliate of Shell Oil Company, for a five year contract in the U.S. Gulf. The Noble Paul Wolff, which will be capable of drilling in 8,900 feet of water, has been contracted to Petroleo Brasiliero S.A. ("Petrobras") for six years in Brazil. The Noble Jim Thompson, which will be capable of drilling in 6,000 feet of water, is under a letter of intent to be contracted to Shell Deepwater for an initial term of three years, with options to extend by Shell Deepwater, in the U.S. Gulf. Delivery is anticipated in the first quarter of 1999. The Noble Amos Runner, which will be capable of drilling in 6,600 foot water depths, has been contracted to a rig-sharing consortium of operators for a five year term in the U.S. Gulf. The rig is expected to be delivered in 1999. The Noble Max Smith, which will be capable of drilling in 6,000 feet of water, is under a letter of intent to be contracted for work in the U.S. Gulf by two operators, Amerada Hess Corporation and Union Pacific Resources Corporation. The initial term of the drilling

                                                                       FORM 10-Q

contract will be for five years with options to the operators to extend. The rig is expected to be delivered in the third quarter of 1999.

         In addition to the EVA-4000(TM) semisubmersible conversions, the Company owns or controls three Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles which it intends to convert to deepwater drilling units. The Noble Homer Ferrington, which will be capable of drilling in 6,000 feet of water, is under a letter of intent to a rig-sharing consortium of operators for a five year term in the U.S. Gulf. In June 1998, the Company formed Ilion LLC, a limited liability company, that purchased the Ilion, a Friede & Goldman 9500 Enhanced Pacesetter semisubmersible. The Company has an initial 50 percent equity interest in Ilion LLC. The Company plans to upgrade the Ilion for deepwater work when a long-term contract is received.

         On July 28, 1998, the Company announced that it had acquired an additional Friede & Goldman 9500 Enhanced Pacesetter semisubmersible, the Shelf
6. The unit is currently located outside Wakkanai Harbor, Japan, and the Company intends to upgrade the rig to work in deeper water depths upon securing a long-term contract.

         The Noble Roger Eason and the Noble Muravlenko are undergoing the final stages of their water depth upgrades and are scheduled to be available in the latter part of 1998. Upon completion of the upgrades, the rigs will begin operations under a five year contract with Petrobras.

          The Company anticipates a decrease in the total number of turnkey well completions in 1998 as compared to 1997. For the year ended December 31, 1997, there were 35 turnkey well completions. Profitability under a turnkey contract is dependent upon keeping expenses within the estimates used by the Company in determining the contract price.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     GENERAL

         Net income for the second quarter of 1998 (the "Current Quarter") was $50,404,000, or $0.38 per diluted share, on operating revenues of $216,228,000, compared to net income of $156,719,000, or $1.17 per diluted share, on operating revenues of $184,992,000 for the second quarter of 1997 (the "Comparable Quarter"). Excluding the effects of non-recurring items, net income in the Comparable Quarter was $33,211,000, or $0.25 per share. The increases in revenues and net income were principally the result of higher domestic and international average dayrates and contributions from the Noble Bill Jennings, Noble Leonard Jones, Noble Lewis Dugger, Noble Joe Alford, Noble Lester Pettus and Noble Fri Rodli, which were reactivated subsequent to the Comparable Quarter. The improved revenue from dayrate increases and reactivated rigs was partially offset by the sale of the Company's mat-supported jackup fleet in the Comparable Quarter. Results for the Comparable Quarter included a pre-tax gain of $197,676,000 ($128,489,000 after-tax) related to the sale of the company's 12 mat-supported jackup rigs and an extraordinary charge of $4,981,000, related to the Company's purchase of $81,330,000 principal amount of its 9 1/4% Senior Notes Due 2003 (the "9 1/4% Senior Notes").

                                                                       FORM 10-Q

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for the Company's rig fleet for the three months ended June 30, 1998 and 1997:

                                   AVERAGE RIG
                               UTILIZATION RATES (1)         OPERATING DAYS             AVERAGE DAYRATES
                               ---------------------      ---------------------       --------------------
                                THREE MONTHS ENDED         THREE MONTHS ENDED          THREE MONTHS ENDED
                                     JUNE 30,                   JUNE 30,                    JUNE 30,
                               ---------------------      ---------------------       --------------------
                                 1998          1997         1998         1997          1998        1997
                               ---------   ---------      ---------   ---------      ---------   ---------
    International ...             90%          98%         2,283         2,476        $52,017      $35,647
    Domestic ........             89%         100%           813           780        $51,010      $34,047

------------------

(1) Information reflects the policy of the Company to report utilization rates based on the number of actively marketed rigs owned in the fleet.

     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's international operations for the three months ended June 30, 1998 and 1997:

                                                    REVENUES                      GROSS MARGIN
                                              -----------------------       ------------------------
                                                THREE MONTHS ENDED               THREE MONTHS ENDED
                                                    JUNE 30,                        JUNE 30,
                                              -----------------------       ------------------------
                                                1998           1997           1998            1997
                                              --------       --------       --------        --------
                                                                  (In thousands)
Contract drilling services ............       $118,755       $ 88,263       $ 70,264        $ 52,712
Labor contract drilling services ......         16,267          9,871          4,048           2,859
Turnkey drilling services .............             72         15,202         (3,123)           (107)
Engineering and consulting services ...            522            491             91             185
Other revenue .........................            229          2,869           (149)          2,105
                                              ========       ========       ========        ========
         Total ........................       $135,845       $116,696       $ 71,131        $ 57,754
                                              ========       ========       ========        ========

         OPERATING REVENUES. International contract drilling services revenues increased $30,492,000 in the Current Quarter as compared to the Comparable Quarter due primarily to higher average dayrates. Contract drilling revenues in Qatar, the North Sea and West Africa increased due to certain contract renewals at higher dayrates. In addition, international contract drilling revenues were higher primarily due to the Noble John Sandifer being moved to the Bay of Campeche from the U.S. Gulf to begin work under a two year contract. Labor contract drilling services revenues increased $6,396,000 in the Current Quarter due primarily to revenues generated from the Hibernia Project in Canada as well as from higher average dayrates on the North Sea platform contracts. International turnkey drilling services revenues decreased $15,130,000 in the Current Quarter as compared to the Comparable Quarter. There were no turnkey well completions in the Current Quarter as compared to three turnkey well completions in the Comparable Quarter. At June 30, 1998, there was one international turnkey well in progress offshore Mexico.

         GROSS MARGIN. International contract drilling services gross margin increased $17,552,000 in the Current Quarter as compared to the Comparable Quarter. This was primarily due to higher dayrates received on certain contract renewals in Qatar, the North Sea and West Africa. Labor contract drilling services gross margin increased $1,189,000 in the Current Quarter as compared to the Comparable Quarter as a result of the contribution of the Hibernia Project in Canada and higher average dayrates experienced on the North Sea platform contracts. The

                                                                       FORM 10-Q

negative results from international turnkey drilling services in the Current Quarter are attributable to unexpected drilling delays experienced on a turnkey well offshore Mexico in progress at June 30, 1998. At that date, the Company had fully accrued for the estimated loss on this well.

     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's domestic operations for the three months ended June 30, 1998 and 1997:

                                                     REVENUES                    GROSS MARGIN
                                              -----------------------       -----------------------
                                                 THREE MONTHS ENDED           THREE MONTHS ENDED
                                                     MARCH 31,                     MARCH 31,
                                              -----------------------       -----------------------
                                                1998           1997           1998           1997
                                              --------       --------       --------       --------
                                                                  (In thousands)
Contract drilling services ............       $ 39,774       $ 26,557       $ 29,477       $ 20,254
Turnkey drilling services .............         39,774         40,771          7,239          1,374
Engineering and consulting services ...             --             --             --           (365)
Other revenue .........................            835            968            579            758
                                              --------       --------       --------       --------
         Total ........................       $ 80,383       $ 68,296       $ 37,295       $ 22,021
                                              ========       ========       ========       ========

         OPERATING REVENUES. Domestic contract drilling services revenues increased $13,217,000 in the Current Quarter as compared to the Comparable Quarter due primarily to higher average dayrates and the revenues generated from the recently reactivated rigs, the Noble Bill Jennings, Noble Leonard Jones, Noble Joe Alford, Noble Lester Pettus and Noble Fri Rodli. These increases were partially offset by the decrease in revenues resulting from the sale of the Company's mat-supported jackup fleet in the second quarter of 1997, as well as the move of the Noble John Sandifer to Mexico to begin working under a two-year drilling contract. Domestic turnkey drilling services revenues were $997,000 lower in the Current Quarter as compared to the Comparable Quarter due to fewer well completions in the Current Quarter, which was offset partially by an increase in the average contract value per completed well in the Current Quarter. There were six domestic turnkey well completions in the Current Quarter as compared to nine completions in the Comparable Quarter.

         GROSS MARGIN. Domestic contract drilling services gross margin increased $9,223,000 in the Current Quarter as compared to the Comparable Quarter due primarily to higher average domestic dayrates and contributions from recently reactivated rigs. Domestic turnkey drilling services gross margin increased $5,865,000 in the Current Quarter as compared to the Comparable Quarter as a result of losses experienced on two turnkey wells in the Comparable Quarter.

     OTHER OPERATING ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $680,000 in the Current Quarter as compared to the Comparable Quarter due primarily to depreciation expense related to the upgrade costs on recently reactivated rigs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2,969,000 in the Current Quarter as compared to the Comparable Quarter due primarily to higher personnel costs incurred to support overall growth of the Company and increased recruiting and training activity.

         INTEREST EXPENSE. Interest expense decreased $3,528,000 in the Current Quarter as compared to the Comparable Quarter due primarily to the capitalization of approximately $3,600,000 of interest expense on upgrade projects in the Current Quarter.

         INTEREST INCOME. Interest income decreased $1,660,000 in the Current Quarter as compared to the Comparable Quarter due to lower average cash balances in the Current Quarter.

                                                                       FORM 10-Q

         INCOME TAX PROVISION. Income tax expense decreased in the Current Quarter as compared to the Comparable Quarter. Income taxes of $69,187,000 were recorded in the Comparable Quarter in connection with the gain on the sale of the mat rigs. Excluding non-recurring items, income tax expense increased $11,344,000 in the Current Quarter as compared to the Comparable Quarter due primarily to higher pre-tax earnings.

FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     GENERAL

         Net income for the six months ended June 30, 1998 (the "Current Period") was $96,633,000, or $0.73 per diluted share, on operating revenues of $405,264,000, compared to net income of $178,663,000, or $1.33 per diluted share, on operating revenues of $353,707,000 for the six months ended June 30, 1997 (the "Comparable Period").

          Results for the Comparable Period included a pre-tax gain of $197,676,000 ($128,489,000 after-tax) related to the sale of the mat rigs, and an extraordinary charge of $6,685,000 resulting from the Company's repurchase of $110,885,000 principal amount of its 9 1/4 % Senior Notes. Excluding the effects of non-recurring items, net income was $56,859,000, or $0.42 per diluted share, for the Comparable period.

         The increases in revenues and net income were principally the result of higher domestic and international average dayrates and contributions from the Noble Bill Jennings, Noble Leonard Jones, Noble Lewis Dugger, Noble Joe Alford, Noble Lester Pettus and Noble Fri Rodli, which were reactivated subsequent to the Comparable Period. The improved revenue from dayrate increases and reactivated rigs was partially offset by the sale of the mat rigs in the second quarter of 1997.

                                                                       FORM 10-Q

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for the Company's rig fleet for the six months ended June 30, 1998 and 1997:

                                    AVERAGE RIG
                                UTILIZATION RATES (1)         OPERATING DAYS            AVERAGE DAYRATES
                               ----------------------      ---------------------      ---------------------
                                   SIX MONTHS ENDED          SIX MONTHS ENDED           SIX MONTHS ENDED
                                       JUNE 30,                  JUNE 30,                   JUNE 30,
                               ----------------------      ---------------------      ---------------------
                                 1998          1997          1998         1997         1998          1997
                               -------        -------      -------       -------      -------       -------
    International ...            90%            95%         4,542         4,817       $49,362       $34,404
    Domestic ........            94%            99%         1,605         2,003       $51,756       $31,191

------------------

(1) Information reflects the policy of the Company to report utilization rates based on the number of actively marketed rigs owned in the fleet.

     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's international operations for the six months ended June 30, 1998 and 1997:

                                                    REVENUES                     GROSS MARGIN
                                             ------------------------      -------------------------
                                                 SIX MONTHS ENDED               SIX MONTHS ENDED
                                                    JUNE 30,                        JUNE 30,
                                             ------------------------      -------------------------
                                               1998           1997           1998            1997
                                             ---------      ---------      ---------       ---------
                                                                (In thousands)
Contract drilling services ............      $ 224,201      $ 165,724      $ 133,177       $  93,611
Labor contract drilling services ......         34,534         19,223         10,115           5,654
Turnkey drilling services .............          3,463         29,550         (4,632)          4,561
Engineering and consulting services ...          1,206            656            137              99
Other revenue .........................          2,161          4,175            639           3,186
                                             ---------      ---------      ---------       ---------
         Total ........................      $ 265,565      $ 219,328      $ 139,436       $ 107,111
                                             =========      =========      =========       =========

         OPERATING REVENUES. International contract drilling services revenues increased $58,477,000 in the Current Period as compared to the Comparable Period due primarily to higher average dayrates and the mobilization of the Noble John Sandifer from the U.S. Gulf to the Bay of Campeche. Labor contract drilling services revenues increased $15,311,000 in the Current Period due primarily to revenues generated from the Hibernia Project in Canada as well as from higher average dayrates on the North Sea platform contracts. International turnkey drilling services revenues decreased $26,087,000 in the Current Period due to fewer well completions. At June 30, 1998, there was one international turnkey well in progress offshore Mexico.

         GROSS MARGIN. International contract drilling services gross margin increased $39,566,000 in the Current Period as compared to the Comparable Period. This was primarily due to higher dayrates received on certain contract renewals in all of the Company's international areas of operation. Labor contract drilling services gross margin increased $4,461,000 in the Current Period as compared to the Comparable Period due to the contribution of the Hibernia Project in Canada and higher average dayrates experienced on the North Sea platform contracts. The negative results from international turnkey drilling services are attributable to unexpected drilling delays experienced on a turnkey well offshore Mexico in progress at June 30, 1998. At that date, the Company had fully accrued for the estimated loss on this well.

                                                                       FORM 10-Q

     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's domestic operations for the six months ended June 30, 1998 and 1997:

                                                   REVENUES                   GROSS MARGIN
                                             ----------------------      ----------------------
                                                SIX MONTHS ENDED            SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                             ----------------------      ----------------------
                                               1998          1997          1998          1997
                                             --------      --------      --------      --------
                                                               (In thousands)
Contract drilling services ............      $ 81,370      $ 62,475      $ 60,676      $ 40,901
Turnkey drilling services .............        56,385        69,451         9,991           524
Engineering and consulting services ...            --           698            --            23
Other revenue .........................         1,944         1,755         1,460           569
                                             --------      --------      --------      --------
         Total ........................      $139,699      $134,379      $ 72,127      $ 42,017
                                             ========      ========      ========      ========

         OPERATING REVENUES. Domestic contract drilling services revenues increased $18,895,000 in the Current Period as compared to the Comparable Period due primarily to higher average dayrates and the revenues generated from the recently reactivated rigs, the Noble Bill Jennings, Noble Leonard Jones, Noble Joe Alford, Noble Lester Pettus and Noble Fri Rodli. These increases were partially offset by the decrease in revenues resulting from the sale of the Company's mat-supported jackup fleet in the second quarter of 1997, as well as the move of the Noble John Sandifer to Mexico to begin working under a two year drilling contract. Additionally, domestic contract drilling services revenues were negatively impacted as a result of the Noble Paul Wolff, Noble Jim Thompson and Noble Amos Runner being taken out of service in 1997 for conversion to EVA-4000(TM) semisubmersibles. Domestic turnkey drilling services revenues were $13,066,000 lower in the Current Period as compared to the Comparable Period due to fewer well completions in the Current Period.

         GROSS MARGIN. Domestic contract drilling services gross margin increased $19,775,000 in the Current Period as compared to the Comparable Period due primarily to higher average domestic dayrates. Domestic turnkey drilling services gross margin increased $9,467,000 in the Current Period as compared to the Comparable Period as a result of losses experienced on two turnkey wells in the Comparable Period.

     OTHER OPERATING ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $1,851,000 in the Current Period as compared to the Comparable Period due primarily to depreciation expense related to the upgrade costs on rigs reactivated in the Current Period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4,732,000 in the Current Period as compared to the Comparable Period due primarily to higher personnel costs incurred to support overall growth of the Company and increased recruiting and training activity.

         INTEREST EXPENSE. Interest expense decreased $7,853,000 in the Current Period as compared to the Comparable Period due primarily to the Company's repurchase of its 9 1/4% Senior Notes in the second quarter of 1997 and the capitalization of approximately $6,000,000 of interest expense on upgrade projects in the Current Period.

         INTEREST INCOME. Interest income decreased $1,972,000 in the Current Period as compared to the Comparable Period due to lower average cash balances in the Current Quarter.

         INCOME TAX PROVISION. Income tax expense decreased $46,456,000 in the Current Period as compared to the Comparable Period. The Comparable Period included $69,187,000 of taxes related to the gain on the sale of the mat rigs. Excluding non-recurring items, income tax expense increased $22,731,000 in the Current Period as compared to the Comparable Period due primarily to higher pre-tax earnings.

                                                                       FORM 10-Q

LIQUIDITY AND CAPITAL RESOURCES

      OVERVIEW

         During the Current Quarter, the Company accessed the private debt markets in connection with project financings for certain of its EVA-4000(TM) semisubmersible conversions. Pending completion of such financings, the Company borrowed $140,000,000 under its $200,000,000 unsecured revolving credit facility (the "Credit Agreement") to pay for its ongoing semisubmersible conversion projects and other rig upgrades. The temporary use of short-term borrowings under the Credit Agreement resulted in negative working capital of $39,165,000 at June 30, 1998 as compared to positive working capital at December 31, 1997 of $113,125,000. After completion of the project financing for the Noble Paul Wolff in July 1998 (see "Credit Facilities and Long-Term Debt" below), the Company repaid $80,000,00 of short-term borrowings under the Credit Agreement. The Company continues to seek to obtain additional project financings for certain of its semisubmersible conversion projects. Long-term debt as a percentage of long-term debt plus shareholders' equity was 10 percent at June 30, 1998 compared to 11 percent at December 31, 1997.

         At June 30, 1998, the Company had cash and cash equivalents of $53,344,000 and had $59,201,000 of funds available under various lines of credit. The Company expects to generate positive cash flow from operations for the remainder of 1998, assuming no material decrease in demand for contract drilling and turnkey services. The Company will continue to have cash requirements for debt principal and interest payments. For the remainder of 1998, required debt principal and interest payments for currently outstanding debt are estimated to be approximately $14,700,000. The Company expects to fund these obligations out of cash and short-term investments as well as cash expected to be provided by operations.

         Capital expenditures totaled $267,528,000 and $124,375,000 for the Current Period and Comparable Period, respectively. Capital expenditures for the remainder of 1998 are expected to aggregate approximately $297,000,000, of which the majority are discretionary and relate to upgrades of equipment. This amount includes approximately $235,000,000 for the conversions of the Noble Paul Romano, Noble Paul Wolff, Noble Jim Thompson, Noble Amos Runner and Noble Max Smith to EVA-4000(TM) semisubmersibles. Additionally, the Company expects to spend approximately $150,000,000 in 1998 and 1999 to upgrade the equipment and water depth capability on the Noble Homer Ferrington. The conversions of these rigs will be completed in late 1998 and 1999. The total cost of these six semisubmersible conversions is expected to be approximately $850,000,000. These capital expenditures will be funded from operating cash flows, existing cash balances, available credit facility and lines of credit, and proceeds from both completed and planned project financings. Proceeds from such project financings are expected to approximate $400,000,000.

         Given the strong demand for deepwater drilling rigs and related services, increasingly heavy backlogs for equipment and services required to complete the conversions could constrain the Company's ability to complete the conversions on a timely basis. The Company has entered into agreements with several vendors to purchase equipment or for the construction of equipment for the conversion of units, which agreements generally require non-refundable payments as certain milestones are met. The amount of such payments totaled $51,816,000 as of June 30, 1998. As of June 30, 1998, the Company also had $105,761,000 of purchase commitments with a remaining term in excess of one year related to rig conversion projects. In the event the Company were to cancel the purchase commitments, the ultimate amounts refunded would be subject to negotiation. Certain projects currently being considered by the Company could require, if they materialize, capital expenditures or other cash requirements not included in the above estimate. In addition, the Company will continue to evaluate acquisitions of drilling units from time to time. Factors that could cause actual capital expenditures to exceed materially the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.

          In May 1997, the Company's Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company's common stock, or approximately eight percent of its then outstanding common stock. As of June 30, 1998, the Company had repurchased 2,186,000 shares of common stock at a total cost of $52,181,000. Additional purchases, if any, would be made from time to time on the open market or in private transactions at prices determined by the Company.

                                                                       FORM 10-Q

CREDIT FACILITIES AND LONG-TERM DEBT

         The term of the Company's Credit Agreement extends through August 14, 2002. As of June 30, 1998, the Company had an outstanding balance of $140,000,000 under the Credit Agreement and $3,632,000 had been used to support outstanding letters of credit. At June 30, 1998, the Company had an additional line of credit totaling $7,500,000, of which $2,397,000 had been used to support outstanding letters of credit. Additionally, at June 30, 1998, $21,223,000 of outstanding letters of credit had been supported through a combination of unsecured letter of credit facilities and surety bonds. The interest rate on borrowings under the Credit Agreement was 6.04 percent at June 30, 1998. As of August 7, 1998, the Company had an outstanding balance of $60,000,000 under the Credit Agreement.

         In July 1998, Noble Drilling (Paul Wolff) Ltd., an indirect, wholly owned subsidiary of the Company and owner of the Noble Paul Wolff, issued $145,000,000 principal amount of its fixed rate senior secured notes (the "Wolff Notes") in three series. The Wolff Notes bear interest at rates of 6.43 percent to 6.55 percent per annum. One series of the Wolff Notes matures on December 1, 2001 and the other two series mature on December 1, 2004. Principal and interest payments are payable quarterly on the first day of September, December, March and June except that the first two quarterly payments (and the quarterly payments thereafter through September 1, 2001 in the case of one series) are interest only. The Wolff Notes are guaranteed by Noble Drilling and are secured by a first mortgage on the Noble Paul Wolff and, until completion of its conversion to an EVA-4000(TM) semisubmersible, a first mortgage on the Noble Roger Eason and Noble Leo Segerius. The Wolff Notes can be prepaid, in whole or in part, at a premium at any time after June 1, 2001.

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

         The fair value of the Company's long-term debt at June 30, 1998, was $142,609,000 based on the quoted market prices for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.

      FOREIGN CURRENCY RISK

         The Company operates internationally, resulting in exposure to foreign currency risk. The Company predominantly denominates its contracts in U.S. Dollars to mitigate the exposure to fluctuations in foreign currencies. The Company periodically uses foreign exchange derivative instruments or spot purchases to hedge its known liabilities in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. The Company does not enter into derivative transactions for speculative purposes. Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in the market value of the derivative instrument. During the six-month period ended June 30, 1998, the Company entered into various foreign currency exchange contracts. These contracts expire monthly throughout the remainder of 1998 and require the Company to exchange U.S. Dollars for Dutch Guilders and British Pounds Sterling totaling $12,000,000 and $17,000,000, respectively. There were no material gains or losses recognized during the three-month and six-month

                                                                       FORM 10-Q

periods ended June 30, 1998. At June 30, 1998 there were no material unrealized gains or losses on open foreign exchange derivative hedges. The Company did not utilize foreign exchange derivative instruments in 1997.

      INTEREST RATE RISK

         In connection with project financing the Company is seeking to obtain for the Noble Paul Romano conversion, on June 24, 1998, the Company entered into an interest rate swap contract with a notional amount of $137,750,000 to minimize the Company's exposure to interest rate increases during the period from June 24, 1998 to September 15, 1998, the termination date of the interest rate swap contract. The market value of the swap will be calculated on the termination date and the differential paid or received under the contract will be recognized over the term of the financing as an adjustment to the effective yield of the underlying financial instrument.


YEAR 2000

         In 1996, the Company began implementation of a major computer software conversion for its management and accounting information systems. The new system is generally considered to be year 2000 compliant; however, the Company uses other systems, which have not yet been reviewed adequately to determine whether or not they will function properly in the year 2000. The Company has commenced a project to assess all remaining systems for year 2000 compliance. The Company expects its year 2000 assessment to be completed on a timely basis and has initiated formal communication with its significant suppliers, customers and business partners to determine the extent to which the Company is vulnerable to these third parties' failure to remedy their own year 2000 issues. The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance, and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review. The Company has limited or no control over the actions of proprietary software vendors and other entities with which it interacts.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           For information on foreign currency risk and interest rate risk, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Instruments."

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits.

                The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                                                       FORM 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         NOBLE DRILLING CORPORATION




DATE:    August 14, 1998                  /S/  JAMES C. DAY
                                         --------------------------------------
                                          JAMES C. DAY, Chairman, President and
                                          Chief Executive Officer



DATE:    August 14, 1998                  /S/  BYRON L. WELLIVER
                                         --------------------------------------
                                          BYRON L. WELLIVER,
                                          Senior Vice President-Finance,
                                          Treasurer and Controller
                                          (Principal Financial and Accounting
                                          Officer)

                                                                       FORM 10-Q


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                      EXHIBIT
-------                     -------

27                 Financial Data Schedule