Form 10-Q
period 1998-09-30
NOBLE DRILLING CORP
filed 1998-11-17
CIK 777201

===============================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               Number of shares of Common Stock outstanding as of
                         November 6, 1998: 131,077,729


===============================================================================

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except par value amount)
                                   (Unaudited)


                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                               1998              1997
                                                                           ------------      ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ..........................................     $     43,115      $     49,917
  Investment in marketable debt securities ...........................               --            16,471
  Accounts receivable (net allowance of $509 and $1,380) .............          139,434           135,716
  Costs of uncompleted contracts in excess of billings ...............            6,115               941
  Inventories ........................................................            5,206             4,559
  Deferred income taxes ..............................................               97               391
  Prepaid expenses ...................................................           25,867            21,569
  Other current assets ...............................................           37,279            35,451
                                                                           ------------      ------------
Total current assets .................................................          257,113           265,015
                                                                           ------------      ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ..................................        1,829,972         1,414,714
  Other ..............................................................           29,366            24,287
                                                                           ------------      ------------
                                                                              1,859,338         1,439,001
  Accumulated depreciation ...........................................         (305,476)         (254,388)
                                                                           ------------      ------------
                                                                              1,553,862         1,184,613
                                                                           ------------      ------------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES ........................           49,216            21,097
DEFERRED INCOME TAXES ................................................            4,169             5,947

OTHER ASSETS .........................................................           33,255            29,139
                                                                           ------------      ------------
                                                                           $  1,897,615      $  1,505,811
                                                                           ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt and current installments of long-term debt .........     $     86,842      $      9,698
  Accounts payable ...................................................           92,136            77,366
  Accrued payroll and related costs ..................................           25,386            25,858
  Taxes payable ......................................................           38,081            23,708
  Interest payable ...................................................            2,153             6,088
  Other current liabilities ..........................................           34,500            10,172
                                                                           ------------      ------------
Total current liabilities ............................................          279,098           152,890

LONG-TERM DEBT .......................................................          262,167           138,139
DEFERRED INCOME TAXES ................................................           74,232            63,946
OTHER LIABILITIES ....................................................            2,672             1,782
                                                                           ------------      ------------
                                                                                618,169           356,757
                                                                           ------------      ------------
SHAREHOLDERS' EQUITY
  Common stock, $0.10 par value ......................................           13,369            13,334
  Capital in excess of par value .....................................          941,985           934,383
  Retained earnings ..................................................          385,241           255,992
  Treasury stock, at cost ............................................          (60,222)          (53,544)
  Accumulated other comprehensive income .............................             (927)           (1,111)
                                                                           ------------      ------------
                                                                              1,279,446         1,149,054
                                                                           ------------      ------------
COMMITMENTS AND CONTINGENCIES ........................................               --                --
                                                                           ============      ============
                                                                           $  1,897,615      $  1,505,811
                                                                           ============      ============



   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                       ----------------------------------
                                                           1998                1997
                                                       --------------      --------------

OPERATING REVENUES
   Contract drilling services ....................     $      145,169      $      111,569
   Labor contract drilling services ..............             15,238              14,910
   Turnkey drilling services .....................             32,869              41,086
   Engineering and consulting services ...........                260                 540
   Other revenue .................................              1,513               3,531
                                                       --------------      --------------
                                                              195,049             171,636
                                                       --------------      --------------
OPERATING COSTS AND EXPENSES
   Contract drilling services ....................             60,534              39,000
   Labor contract drilling services ..............             11,767               9,958
   Turnkey drilling services .....................             37,105              41,171
   Engineering and consulting services ...........                600                 141
   Other expense .................................              1,029               1,009
   Depreciation and amortization .................             17,940              18,674
   Selling, general and administrative ...........             17,673              18,036
                                                       --------------      --------------
                                                              146,648             127,989
                                                       --------------      --------------

OPERATING INCOME .................................             48,401              43,647

OTHER INCOME (EXPENSE)
   Interest expense ..............................             (1,160)             (1,595)
   Interest income ...............................              1,842               2,621
   Other, net ....................................             (1,910)                 28
                                                       --------------      --------------

INCOME BEFORE INCOME TAXES .......................             47,173              44,701

INCOME TAX PROVISION .............................            (14,557)            (11,220)
                                                       --------------      --------------

NET INCOME .......................................     $       32,616      $       33,481
                                                       ==============      ==============

EARNINGS PER SHARE-BASIC .........................     $         0.25      $         0.25
                                                       ==============      ==============

EARNINGS PER SHARE-DILUTED .......................     $         0.25      $         0.25
                                                       ==============      ==============



   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                 ----------------------------------
                                                                      1998                1997
                                                                 --------------      --------------
OPERATING REVENUES
   Contract drilling services ..............................     $      450,740      $      339,768
   Labor contract drilling services ........................             49,772              34,133
   Turnkey drilling services ...............................             92,717             140,087
   Engineering and consulting services .....................              1,466               1,894
   Other revenue ...........................................              5,618               9,461
                                                                 --------------      --------------
                                                                        600,313             525,343
                                                                 --------------      --------------
OPERATING COSTS AND EXPENSES
   Contract drilling services ..............................            175,114             132,687
   Labor contract drilling services ........................             36,186              23,527
   Turnkey drilling services ...............................             91,594             135,087
   Engineering and consulting services .....................              1,669               1,373
   Other expense ...........................................              3,035               3,184
   Depreciation and amortization ...........................             53,811              55,556
   Selling, general and administrative .....................             53,883              49,514
   Gains on sales of property and equipment ................                 --            (197,676)
   Minority interest .......................................                 --                 505
                                                                 --------------      --------------
                                                                        415,292             203,757
                                                                 --------------      --------------

OPERATING INCOME ...........................................            185,021             321,586

OTHER INCOME (EXPENSE)
   Interest expense ........................................             (3,402)            (11,690)
   Interest income .........................................              4,919               7,670
   Other, net ..............................................               (104)              1,567
                                                                 --------------      --------------


INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE ........            186,434             319,133

INCOME TAX PROVISION .......................................            (57,185)           (100,304)
                                                                 --------------      --------------

INCOME BEFORE EXTRAORDINARY CHARGE .........................            129,249             218,829

EXTRAORDINARY CHARGE, NET OF TAX ...........................                 --              (6,685)
                                                                 --------------      --------------

NET INCOME .................................................     $      129,249      $      212,144
                                                                 ==============      ==============

EARNINGS PER SHARE-BASIC:
  Income before extraordinary charge .......................     $         0.99      $         1.66
  Extraordinary charge .....................................                 --               (0.05)
                                                                 --------------      --------------
  Net income per common share ..............................     $         0.99      $         1.61
                                                                 ==============      ==============

EARNINGS PER SHARE-DILUTED:
  Income before extraordinary charge .......................     $         0.98      $         1.64
  Extraordinary charge .....................................                 --               (0.05)
                                                                 --------------      --------------
  Net income per common share ..............................     $         0.98      $         1.59
                                                                 ==============      ==============


   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                          ------------------------------
                                                                             1998          1997
                                                                            --------     --------
NET INCOME ............................................................     $ 32,616     $ 33,481
                                                                            --------     --------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   Foreign currency translation adjustments ...........................          256         (461)
                                                                            --------     --------
   Unrealized gains on securities:
     Unrealized holding gains arising during period ...................         --             15
     Less: reclassification adjustment for gains realized in net income         --           --
                                                                            --------     --------
     Net unrealized gains .............................................         --             15
                                                                            --------     --------
   Other comprehensive income (loss) ..................................          256         (446)
                                                                            --------     --------

COMPREHENSIVE INCOME ..................................................     $ 32,872     $ 33,035
                                                                            ========     ========

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ------------------------------
                                                                              1998         1997
                                                                            ---------    --------

NET INCOME ............................................................     $129,249     $212,144
                                                                            ---------    --------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   Foreign currency translation adjustments ...........................          200         (796)
                                                                            ---------    --------
   Unrealized (losses) gains on securities:
     Unrealized holding (losses) gains arising during period ..........          (20)          50
     Less: reclassification adjustment for gains realized in net income            4          --
                                                                            ---------    --------
     Net unrealized (losses) gains ....................................          (16)          50
                                                                            ---------    --------
   Other comprehensive income (loss) ..................................          184         (746)
                                                                            ---------    --------

COMPREHENSIVE INCOME ..................................................     $129,433     $211,398
                                                                            =========    ========


   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    ------------------------
                                                                      1998            1997
                                                                    ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..................................................     $ 129,249      $ 212,144
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ..........................        53,811         55,556
       Deferred income tax provision ..........................        12,358         52,665
       Gains on sales of property and equipment ...............          --         (197,676)
       Extraordinary charge, net of tax .......................          --            6,685
       Equity in net income of unconsolidated joint ventures ..         1,806           (222)
       Other ..................................................          (958)           412
       Changes in current assets and liabilities:
        Accounts receivable ...................................        (7,879)       (14,356)
        Proceeds from sale of marketable equity securities, net          --            2,353
        Other assets ..........................................        (6,952)        (1,616)
        Accounts payable ......................................        14,773         34,772
        Other liabilities .....................................        39,483        (12,395)
                                                                    ---------      ---------
        Net cash provided by operating activities .............       235,691        138,322
                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ..........................      (423,790)      (251,638)
  Proceeds from sale of property and equipment ................         1,943        268,818
  Investment in and notes receivable from joint ventures ......       (29,925)       (23,875)
  Proceeds from sale of marketable debt securities ............        16,455          3,033
                                                                    ---------      ---------
        Net cash used by investing activities .................      (435,317)        (3,662)
                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt ....................       144,399           --
  Net borrowings on revolving credit facility .................        60,000           --
  Payment of long-term debt ...................................        (9,013)      (128,242)
  Issuance of common stock ....................................         1,751          4,503
  Purchase of shares returned to treasury .....................        (4,313)       (42,309)
                                                                    ---------      ---------
        Net cash provided (used) by financing activities ......       192,824       (166,048)
                                                                    ---------      ---------

DECREASE IN CASH AND CASH EQUIVALENTS .........................        (6,802)       (31,388)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................        49,917        149,632
                                                                    ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................     $  43,115      $ 118,244
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

         Noble Drilling (Paul Romano) Inc. was formed on April 3, 1998 for the purpose of owning the Noble Paul Romano and financing its conversion to an EVA-4000(TM) semisubmersible. Noble Drilling (Paul Romano) Inc. is an indirect, wholly owned subsidiary of Noble Drilling and is operated in a fashion that is intended to ensure that its assets and liabilities are distinct and separate from those of the Company and its affiliates and that the creditors of Noble Drilling (Paul Romano) Inc. would be entitled to satisfy their claims from the assets of Noble Drilling (Paul Romano) Inc. prior to any distribution to the Company or its affiliates.

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


          The following table reconciles the basic and diluted earnings per share computations for income before extraordinary charge for the three and nine month periods ended September 30, 1998 and 1997 (In thousands, except per share amounts):


                                                INCOME BEFORE
                                                EXTRAORDINARY      BASIC     BASIC   DILUTED    DILUTED
                                                    CHARGE         SHARES     EPS     SHARES      EPS
                                              ------------------------------------------------------------
THREE MONTHS ENDED:
     SEPTEMBER 30, 1998                           $ 32,616        131,302    $0.25   131,736     $0.25
     SEPTEMBER 30, 1997                           $ 33,481        131,382    $0.25   133,130     $0.25
NINE MONTHS ENDED:
     SEPTEMBER 30, 1998                           $129,249        131,195    $0.99   132,234     $0.98
     SEPTEMBER 30, 1997                           $218,829        131,997    $1.66   133,629     $1.64

          Included in diluted shares are common stock equivalents relating to outstanding stock options of 434,000 and 1,748,000 for the three month periods ended September 30, 1998 and 1997, respectively, and 1,039,000 and 1,632,000 for the nine month periods ended September 30, 1998 and 1997, respectively.

NOTE 3 -ACQUISITIONS/DISPOSITIONS

         In July 1998, the Company purchased the Shelf 6, a Friede & Goldman 9500 Enhanced Pacesetter design semisubmersible, for $24,100,000 in cash. The unit is currently located at the Dalian Shipyard in China. This unit, which was built in 1986 and is currently rated to operate in 600 feet of water, is the same design as the Noble Homer Ferrington and Ilion. Plans call for the Shelf 6 to undergo refurbishment and upgrade for work in deeper water depths upon the Company securing a long-term drilling contract.

                                                                       FORM 10-Q

         On May 7, 1997, the Company completed the sale to Pride Petroleum Services, Inc. of its 12 mat supported jackup rigs for $268,818,000 in cash. The Company recognized a pre-tax gain of $197,676,000 ($128,489,000 after-tax) in connection with the sale, which has been included in "Gains on sales of property and equipment" in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 1997.


NOTE 4 - COMPREHENSIVE INCOME

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

         The following table sets forth the components of accumulated other comprehensive income at September 30, 1998 (In thousands):


                                                                      UNREALIZED GAINS           ACCUMULATED
                                                     FOREIGN              (LOSSES)                  OTHER
                                                    CURRENCY                  ON                COMPREHENSIVE
                                                      ITEMS              SECURITIES                INCOME
                                               --------------------  --------------------    --------------------
      Balance at December 31, 1997..........   $      (1,127)        $         16            $     (1,111)
      Current-period change.................             200                  (16)                    184
                                               ====================  ====================    ====================
      Balance at September 30, 1998.........   $        (927)        $          -            $       (927)
                                               ====================  ====================    ====================



NOTE 5 - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         In June 1998, the Company formed Ilion LLC, a limited liability company, that purchased the Ilion, a Friede & Goldman 9500 Enhanced Pacesetter design semisubmersible. The Company has an initial 50 percent equity interest in Ilion LLC. The total investment balance at September 30, 1998 was $12,619,000. In addition, the Company has funded $17,100,000 to Ilion LLC in the form of a convertible promissory note pursuant to which the Company can ultimately increase its equity interest in Ilion LLC to 70 percent.

         The Ilion is the same design as the Noble Homer Ferrington and is currently located in Pascagoula, Mississippi. The Noble Homer Ferrington is currently in the shipyard undergoing refurbishment and upgrade for work in deeper water depths. Plans call for the Ilion to be similarly upgraded for deepwater work when the Company receives a long-term contract with an operator.

         Total equity in earnings (loss) was $(1,092,000) and $222,000 for the three months ended September 30, 1998 and 1997, respectively. Total equity in earnings (loss) was $(1,806,000) and $222,000 for the nine months ended September 30, 1998 and 1997, respectively. The loss in 1998 is attributable to the joint venture that owns and operates the Noble Muravlenko, which is undergoing the final stages of its water depth and equipment upgrades. The drillship is scheduled to be available in the fourth quarter of 1998. The drillship has performed workover operations during a portion of 1998 and, upon completion of the upgrades, it will begin full drilling operations under a six year contract with Petrobras.

NOTE 6 - CREDIT FACILITIES

          The Company has an unsecured revolving credit facility in the amount of $200,000,000 (the "Credit Agreement") through August 14, 2002. As of September 30, 1998, the Company had an outstanding balance of $60,000,000 under the Credit Agreement and $4,102,000 had been used to support outstanding letters of credit. At

                                                                       FORM 10-Q


September 30, 1998, the Company had an additional line of credit totaling $7,500,000 of which $2,397,000 had been used to support outstanding letters of credit. Additionally, at September 30, 1998, $24,370,000 of outstanding letters of credit had been supported through a combination of unsecured letter of credit facilities and surety bonds. The average interest rate on borrowings under the Credit Agreement was 6.13 percent for the three months ended September 30, 1998.


NOTE 7 - LONG-TERM DEBT

         In July 1998, Noble Drilling (Paul Wolff) Ltd., an indirect, wholly owned subsidiary of the Company and owner of the Noble Paul Wolff, issued $145,000,000 principal amount of its fixed rate senior secured notes (the "Wolff Notes") in three series. The Wolff Notes bear interest at rates of 6.43 percent to 6.55 percent per annum. One series of the Wolff Notes matures on December 1, 2001 ($40,000,000 principal amount) and the other two series mature on December 1, 2004. Principal and interest payments are payable quarterly on the first day of September, December, March and June except that the first two quarterly payments (and the quarterly payments thereafter through September 1, 2001 in the case of one series) are interest only. The Wolff Notes are guaranteed by Noble Drilling and are secured by a first mortgage on the Noble Paul Wolff and, until completion of its conversion to an EVA-4000(TM) semisubmersible, a first mortgage on the Noble Roger Eason and Noble Leo Segerius. The Wolff Notes can be prepaid, in whole or in part, at a premium at any time after June 1, 2001.

         In September 1998, Noble Drilling (Paul Romano) Inc., an indirect, wholly owned subsidiary of the Company and owner of the Noble Paul Romano, agreed to issue $112,250,000 principal amount of its fixed rate senior secured notes (the "Romano Notes") in two series (the "Series A Notes" and the "Series B Notes"). The Series A Notes will bear interest at 6.24 percent per annum and the Series B Notes will bear interest at 164 basis points above the five year U.S. Treasury yield, which will be determined one day prior to funding. These interest rates are increased by 3 basis points per month for each month after September 16, 1998 that the Noble Paul Romano has not been accepted by the contracted operator, Shell Deepwater Development Inc. ("Shell Deepwater"), an affiliate of Shell Oil Company. The Series A Notes are amortized over 60 months beginning from the date the rig is accepted by Shell Deepwater. The Series B Notes are interest only for the first 59 months with a balloon principal payment in month 60. The Romano Notes are secured by a first naval mortgage on the Noble Paul Romano. The Romano Notes can be prepaid, in whole or in part, at a premium at any time. The Series A Notes and Series B Notes will be issued and funding will occur upon acceptance of the rig by Shell Deepwater, which is expected to occur in the fourth quarter of 1998. Pursuant to the trust indenture and security agreement under which the Romano Notes will be issued, the Noble Paul Romano is restricted from securing any debt of the Company except for the Romano Notes.


NOTE 8 - FINANCIAL INSTRUMENTS

         The Company operates internationally, resulting in exposure to foreign currency risk. The Company predominantly denominates its contracts in U.S. Dollars to mitigate the exposure to fluctuations in foreign currencies. The Company periodically uses foreign exchange derivative instruments or spot purchases to hedge its known liabilities in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. It is the Company's policy not to enter into derivative transactions for speculative purposes. Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in the market value of the derivative instrument. During the nine-month period ended September 30, 1998, the Company entered into various foreign currency exchange contracts. These contracts expire monthly throughout the remainder of 1998 and require the Company to exchange U.S. Dollars for Dutch Guilders and British Pounds Sterling totaling $5,600,000 and $3,600,000, respectively. There were no material gains or losses recognized during the three-month and nine-month periods ended September 30, 1998. At September 30, 1998 there were no material unrealized gains or losses on open foreign exchange derivative hedges. The Company did not utilize foreign exchange derivative instruments in 1997.

         In connection with the project financing for the Noble Paul Romano, on July 29, 1998, the Company entered into an interest rate swap contract with a notional amount of $16,875,500 to minimize the Company's exposure to interest rate increases during the period from July 29, 1998 to the funding date of the Series B Notes. The funding date is expected to be in the fourth quarter of 1998, and the differential calculated

                                                                       FORM 10-Q

under the contract will be paid at funding and recognized over the term of the financing as an adjustment to the effective yield of the underlying financial instrument.

         In connection with project financing the Company is seeking to obtain for the Noble Jim Thompson conversion, on June 24, 1998 the Company entered into an interest rate swap contract with a notional amount of $137,750,000 to minimize the Company's exposure to interest rate increases during the period from June 24, 1998 to the termination date of the interest rate swap contract. On October 30, 1998, the interest rate swap was terminated by the Company, resulting in a liability of approximately $3,800,000 to the counterparty. This amount will be paid by the Company on or before December 31, 1998 and will be recognized over the term of the financing as an adjustment to the effective yield of the underlying financial instrument.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         The Company has entered into agreements with several vendors to purchase or construct equipment for the conversion of rigs. These agreements generally require non-refundable payments as certain milestones are met. The cumulative amount of such payments totaled $198,272,000 through September 30, 1998. As of September 30, 1998, the Company also had $64,606,000 of purchase commitments with a remaining term in excess of one year related to rig conversion projects. In the event the Company were to cancel the purchase commitments, the ultimate amounts refunded would be subject to negotiation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, intense competition in the drilling industry, volatility of oil and gas prices, political and economic conditions in international markets in which the Company conducts operations, decrease in demand for drilling services in the U.S. Gulf of Mexico ("U.S. Gulf") where the Company has a concentration of drilling rigs, risks associated with turnkey drilling contracts, early termination provisions generally found in the Company's offshore drilling contracts, operational risks (such as blowouts, fires and loss of production), insurance coverage limitations, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation).

OUTLOOK

         As used herein, unless otherwise required by the context, "Noble Drilling" refers to Noble Drilling Corporation and the "Company" refers to Noble Drilling and its consolidated subsidiaries. The Company's business

                                                                       FORM 10-Q


strategy has been to expand its international and offshore drilling capabilities through acquisitions and rig upgrades and modifications, and by redeploying assets in important geological areas. In recent years, the Company has focused on increasing the number of rigs in its fleet capable of drilling in deeper water depths. To date, increased levels of activity in offshore world oil and U.S. natural gas exploration, development and production in deeper water depths have supported the expansion of the Company's deepwater drilling fleet. Such activity levels are affected both by short-term and long-term trends in oil and natural gas prices. During the first nine months of 1998, crude oil prices have declined significantly as a result of a number of economic and political factors. As a result, exploration and production expenditures of operators have been reduced in certain markets in which the Company operates drilling units, and the utilization and resulting dayrates for the Company's drilling units have been negatively impacted. Dayrates in the U.S. Gulf, where the Company operates nine drilling units, have deteriorated significantly over the past nine months and the Company is also experiencing softness in demand for its rigs currently located in Venezuela, Mexico and the Middle East. The Company currently has three rigs stacked in the U.S. Gulf and two rigs are stacked in Venezuela. The Noble Earl Frederickson is being moved from Venezuela to the U.S. Gulf, where it will begin operating under a short-term contract for Shell Oil Company in December 1998. The Company recently received notice of contract termination on the Noble John Sandifer, which is currently operating in the Bay of Campeche, Mexico, effective mid November 1998. The Company is currently reviewing alternative uses for the unit. In the event a contract is not secured in Mexico, the Noble John Sandifer will most likely be moved to the U.S. Gulf.

         As part of its deepwater expansion strategy, the Company expects to deliver its first EVA-4000(TM) semisubmersible conversion, the Noble Paul Romano, in the fourth quarter of 1998 and its second EVA-4000(TM) conversion, the Noble Paul Wolff, in the first quarter of 1999. Four other semisubmersible conversions are in progress and are expected to be available for service in 1999 or early 2000. The Noble Paul Romano, which will be capable of drilling in 6,000 feet of water, has been contracted to Shell Deepwater Development Inc. ("Shell Deepwater"), an affiliate of Shell Oil Company, for a five year contract in the U.S. Gulf. The Noble Paul Wolff, which will be capable of drilling in 8,900 feet of water, has been contracted to Petroleo Brasiliero S.A. ("Petrobras") for six years in Brazil. The Noble Jim Thompson, which will be capable of drilling in 6,000 feet of water, has been contracted to Shell Deepwater for an initial term of three years, with options to extend by Shell Deepwater, in the U.S. Gulf. Delivery is anticipated in the first quarter of 1999. The Noble Amos Runner, which will be capable of drilling in 6,600 foot water depths, has been contracted to a rig-sharing consortium of operators for a five year term in the U.S. Gulf. The rig is expected to be delivered in the second quarter of 1999. The Noble Max Smith will be capable of drilling in 6,000 feet of water. The Company is currently negotiating to finalize the terms of a drilling contract with two operators, Amerada Hess Corporation and Union Pacific Resources Corporation, to work the unit in the U.S. Gulf. The Company expects the term of the contract to be for five years, with options to the operators to extend. The rig is expected to be delivered in the third quarter of 1999.

         In addition to the EVA-4000(TM) semisubmersible conversions, the Company owns or controls three Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles which it intends to convert to deepwater drilling units. The Noble Homer Ferrington, which will be capable of drilling in 6,000 feet of water, is under a letter of intent to a rig-sharing consortium of operators for a five year term in the U.S. Gulf. Delivery is anticipated in the first quarter of 2000. In June 1998, the Company formed Ilion LLC, a limited liability company, that purchased the Ilion, a Friede & Goldman 9500 Enhanced Pacesetter semisubmersible. The Company has an initial 50 percent equity interest in Ilion LLC. The Company plans to upgrade the Ilion for deepwater work when a long-term contract is received. On July 28, 1998, the Company acquired an additional Friede & Goldman 9500 Enhanced Pacesetter semisubmersible, the Shelf 6. The unit is currently located at the Dalian Shipyard in China, and the Company intends to upgrade the rig to work in deeper water depths upon securing a long-term contract.

         The Noble Roger Eason and the Noble Muravlenko are undergoing the final stages of their water depth and equipment upgrades and are scheduled to be available in the fourth quarter of 1998. The drillships have been performing workover operations during a portion of 1998 and, upon completion of the upgrades, the drillships will begin full drilling operations under five year and six year contracts with Petrobras, respectively.

          As a result of the weak demand for offshore drilling services in the U.S. Gulf, the Company anticipates a decrease in the total number of turnkey well completions in 1998 as compared to 1997. For the nine months ended September 30, 1998, there were 6 turnkey well completions. For the year ended December 31, 1997, there were 35

                                                                       FORM 10-Q

turnkey well completions. Profitability under a turnkey contract is dependent upon keeping expenses within the estimates used by the Company in determining the contract price.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     GENERAL

         Net income for the third quarter of 1998 (the "Current Quarter") was $32,616,000, or $0.25 per diluted share, on operating revenues of $195,049,000, compared to net income of $33,481,000 or $0.25 per diluted share, on operating revenues of $171,636,000 for the third quarter of 1997 (the "Comparable Quarter").

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for the Company's rig fleet for the three months ended September 30, 1998 and 1997:


                                      AVERAGE RIG
                                 UTILIZATION RATES (1)            OPERATING DAYS               AVERAGE DAYRATES
                               --------------------------   ---------------------------   ---------------------------
                                  THREE MONTHS ENDED            THREE MONTHS ENDED            THREE MONTHS ENDED
                                     SEPTEMBER 30,                SEPTEMBER 30,                 SEPTEMBER 30,
                               --------------------------   ---------------------------   ---------------------------
                                      1998      1997                1998      1997                1998      1997
                               ------------  ------------   ------------- -------------   ------------- -------------


    International...........       89%           94%            2,283         2,366       $53,243       $   36,815
    Domestic................       64%           95%              571           614       $41,357       $   39,845

------------------

(1) Information reflects the policy of the Company to report utilization rates based on the number of actively marketed rigs owned in the fleet.

     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's international operations for the three months ended September 30, 1998 and 1997:


                                                        REVENUES                         GROSS MARGIN
                                            ---------------------------------  ----------------------------------
                                                   THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                            ---------------------------------  ----------------------------------
                                                 1998             1997              1998              1997
                                            ---------------- ----------------  ----------------  ----------------
                                                                         (In thousands)

Contract drilling services..............    $    121,554     $     87,104      $     69,840      $     52,805
Labor contract drilling services........          15,238           14,910             3,471             4,952
Turnkey drilling services...............          23,449            6,752             1,220            (3,101)
Engineering and consulting services.....             260              540              (340)               34
Other revenue...........................           1,465            2,512               507             1,980
                                            ================ ================  ================  ================
         Total..........................    $    161,966     $    111,818      $     74,698      $     56,670
                                            ================ ================  ================  ================

         OPERATING REVENUES. International contract drilling services revenues increased $34,450,000 in the Current Quarter as compared to the Comparable Quarter due primarily to higher average dayrates. Contract drilling revenues in Qatar, the North Sea and West Africa increased due to certain contract renewals at higher dayrates. In addition, international contract drilling revenues were higher due to the Noble John Sandifer being moved to the

                                                                       FORM 10-Q

Bay of Campeche from the U.S. Gulf. International turnkey drilling services revenues increased $16,697,000 in the Current Quarter as compared to the Comparable Quarter. There was one turnkey well completion in Mexico in the Current Quarter as compared to one turnkey well completion in the North Sea in the Comparable Quarter.

         GROSS MARGIN. International contract drilling services gross margin increased $17,035,000 in the Current Quarter as compared to the Comparable Quarter. This was primarily due to higher dayrates received on certain contract renewals in Qatar, the North Sea and West Africa. The negative results from international turnkey services in the Comparable Quarter were attributable to unexpected drilling delays experienced on an offshore turnkey well completed offshore Mexico.

     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's domestic operations for the three months ended September 30, 1998 and 1997:


                                                        REVENUES                           GROSS MARGIN
                                            ----------------------------------   ----------------------------------
                                                   THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                            ----------------------------------   ----------------------------------
                                                 1998              1997               1998              1997
                                            ---------------   ----------------   ---------------   ----------------
                                                                         (In thousands)

Contract drilling services..............    $    23,615       $    24,465        $    14,795       $    19,764
Turnkey drilling services...............          9,420            34,334             (5,456)            3,016
Engineering and consulting services.....              -                 -                  -               365
Other revenue...........................             48             1,019                (23)              542
                                            ===============   ================   ===============   ================
         Total..........................    $    33,083       $    59,818        $     9,316       $    23,687
                                            ===============   ================   ===============   ================

         OPERATING REVENUES. Domestic contract drilling services revenues decreased $850,000 in the Current Quarter as compared to the Comparable Quarter due primarily to lower utilization. Domestic turnkey drilling services revenues were $24,914,000 lower in the Current Quarter as compared to the Comparable Quarter due to fewer well completions in the Current Quarter. There was one domestic turnkey well completion in the Current Quarter as compared to five turnkey well completions in the Comparable Quarter.

         GROSS MARGIN. Domestic contract drilling services gross margin decreased $4,969,000 in the Current Quarter as compared to the Comparable Quarter due primarily to lower utilization rates. Domestic turnkey drilling services gross margin decreased $8,472,000 in the Current Quarter as compared to the Comparable Quarter. Turnkey drilling services were negatively affected by the weak demand for offshore drilling services in the U.S. Gulf. As a result of the reduced turnkey drilling activity, the Company incurred costs associated with term contracts on third party rigs which were either not utilized during the period or were under contract at above current market rates.

     OTHER OPERATING ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased $734,000 in the Current Quarter as compared to the Comparable Quarter due primarily to certain rigs being taken out of active service for conversion to EVA-4000 TM semisubmersibles.

         INTEREST EXPENSE. Interest expense decreased $435,000 in the Current Quarter as compared to the Comparable Quarter. The Company capitalized $4,892,000 of interest costs related to construction in progress on qualifying upgrade projects during the Current Quarter as compared to $2,073,000 in the Comparable Quarter.

         INTEREST INCOME. Interest income decreased $779,000 in the Current Quarter as compared to the Comparable Quarter due to lower average cash balances in the Current Quarter.

                                                                       FORM 10-Q

         INCOME TAX PROVISION. Income tax expense increased $3,337,000 in the Current Quarter as compared to the Comparable Quarter due primarily to higher pre-tax earnings on assets owned by domestic entities and taxed at higher U.S. statutory tax rates.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     GENERAL

         Net income for the nine months ended September 30, 1998 (the "Current Period") was $129,249,000, or $0.98 per diluted share, on operating revenues of $600,313,000, compared to net income of $212,144,000, or $1.59 per diluted share, on operating revenues of $525,343,000 for the nine months ended September 30, 1997 (the "Comparable Period").

          Results for the Comparable Period included a pre-tax gain of $197,676,000 ($128,489,000 after-tax) related to the sale of the mat rigs, and an extraordinary charge of $6,685,000 resulting from the Company's repurchase of $110,885,000 principal amount of its 9 1/4 % Senior Notes due 2003 ("9 1/4% Senior Notes"). Excluding the effects of non-recurring items, net income was $90,340,000, or $0.68 per diluted share, for the Comparable Period.

         The increases in revenues and net income were principally the result of higher domestic and international average dayrates and contributions from the Noble Bill Jennings, Noble Leonard Jones, Noble Lewis Dugger, Noble Joe Alford, Noble Lester Pettus and Noble Fri Rodli, which were reactivated subsequent to the end of the Comparable Period. The improved revenue from dayrate increases and reactivated rigs was partially offset by the sale of the mat rigs in the second quarter of 1997.

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for the Company's rig fleet for the nine months ended September 30, 1998 and 1997:


                                      AVERAGE RIG
                                 UTILIZATION RATES (1)            OPERATING DAYS               AVERAGE DAYRATES
                               --------------------------   ---------------------------   ---------------------------
                                   NINE MONTHS ENDED            NINE MONTHS ENDED             NINE MONTHS ENDED
                                     SEPTEMBER 30,                SEPTEMBER 30,                 SEPTEMBER 30,
                               --------------------------   ---------------------------   ---------------------------
                                      1998      1997                1998      1997                1998      1997
                               ------------  ------------   ------------- -------------   ------------- -------------


    International...........       89%           94%            6,825         7,183       $   50,660    $   35,198
    Domestic................       84%           99%            2,176         2,617       $   48,247    $   33,221

------------------

(1) Information reflects the policy of the Company to report utilization rates based on the number of actively marketed rigs owned in the fleet.

                                                                       FORM 10-Q

     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's international operations for the nine months ended September 30, 1998 and 1997:




                                                        REVENUES                         GROSS MARGIN
                                            ---------------------------------  ----------------------------------
                                                   NINE MONTHS ENDED                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                            ---------------------------------  ----------------------------------
                                                 1998             1997              1998              1997
                                            ---------------- ----------------  ----------------  ----------------
                                                                         (In thousands)

Contract drilling services..............    $    345,755     $    252,828      $    200,721      $    146,416
Labor contract drilling services........          49,772           34,133            13,586            10,606
Turnkey drilling services...............          26,912           36,302            (2,625)            1,459
Engineering and consulting services.....           1,466            1,894              (203)              521
Other revenue...........................           4,879            6,687             2,397             5,166
                                            ================ ================  ================  ================
         Total..........................    $    428,784     $    331,844      $    213,876      $    164,168
                                            ================ ================  ================  ================

         OPERATING REVENUES. International contract drilling services revenues increased $92,927,000 in the Current Period as compared to the Comparable Period due primarily to higher average dayrates and the mobilization of the Noble John Sandifer from the U.S. Gulf to the Bay of Campeche. Labor contract drilling services revenues increased $15,639,000 in the Current Period due primarily to revenues generated from the Hibernia Project in Canada as well as from higher average dayrates on the North Sea platform contracts. International turnkey drilling services revenues decreased $9,390,000 in the Current Period due to fewer well completions.

         GROSS MARGIN. International contract drilling services gross margin increased $54,305,000 in the Current Period as compared to the Comparable Period. This was primarily due to higher dayrates received on certain contract renewals in all of the Company's international areas of operation. Labor contract drilling services gross margin increased $2,980,000 in the Current Period as compared to the Comparable Period due to the contribution of the Hibernia Project in Canada and higher average dayrates experienced on the North Sea platform contracts. The negative results from international turnkey drilling services in the Current Period are attributable to unexpected drilling delays experienced on an offshore turnkey well completed offshore Mexico.

     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's domestic operations for the nine months ended September 30, 1998 and 1997:


                                                        REVENUES                           GROSS MARGIN
                                            ----------------------------------   ----------------------------------
                                                    NINE MONTHS ENDED                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                            ----------------------------------   ----------------------------------
                                                 1998              1997               1998              1997
                                            ---------------   ----------------   ---------------   ----------------
                                                                         (In thousands)

Contract drilling services..............    $   104,985       $    86,940        $    74,905       $    60,665
Turnkey drilling services...............         65,805           103,785              3,748             3,541
Other revenue...........................            739             2,774                186             1,111
                                            ===============   ================   ===============   ================
         Total..........................    $   171,529       $   193,499        $    78,839       $    65,317
                                            ===============   ================   ===============   ================

                                                                       FORM 10-Q

         OPERATING REVENUES. Domestic contract drilling services revenues increased $18,045,000 in the Current Period as compared to the Comparable Period due primarily to higher average dayrates and the revenues generated from the recently reactivated rigs, the Noble Bill Jennings, Noble Leonard Jones, Noble Joe Alford, Noble Lester Pettus and Noble Fri Rodli. These increases were partially offset by the move of the Noble John Sandifer to Mexico. Additionally, domestic contract drilling services revenues were negatively impacted as a result of the Noble Paul Wolff, Noble Jim Thompson and Noble Amos Runner being taken out of service in 1997 for conversion to EVA-4000(TM) semisubmersibles. Domestic turnkey drilling services revenues were $37,980,000 lower in the Current Period as compared to the Comparable Period due to fewer turnkey well completions in the Current Period.

         GROSS MARGIN. Domestic contract drilling services gross margin increased $14,240,000 in the Current Period as compared to the Comparable Period due primarily to higher average domestic dayrates. The Company experienced reduced turnkey drilling services profitability in the Current Period resulting from costs associated with term contracts on third party rigs contracted to the Company's turnkey operations which were either not utilized during the period or were under contract at above current market rates. Domestic turnkey drilling services gross margin for the Comparable Period included losses experienced on two turnkey wells.

     OTHER OPERATING ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased $1,745,000 in the Current Period as compared to the Comparable Period due primarily to certain submersible rigs being taken out of service for conversion to EVA-4000 TM semisubmersibles.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4,369,000 in the Current Period as compared to the Comparable Period due primarily to higher personnel costs incurred to support overall growth of the Company and increased recruiting and training activity.

         INTEREST EXPENSE. Interest expense decreased $8,288,000 in the Current Period as compared to the Comparable Period due primarily to the Company's repurchase of its 9 1/4% Senior Notes in the second quarter of 1997. The Company capitalized $10,845,000 of interest costs related to construction in progress on qualifying upgrade projects during the Current Period as compared to $2,073,000 in the Comparable Period.

         INTEREST INCOME. Interest income decreased $2,751,000 in the Current Period as compared to the Comparable Period due to lower average cash balances in the Current Period.

         INCOME TAX PROVISION. Income tax expense decreased $43,119,000 in the Current Period as compared to the Comparable Period. The Comparable Period included $69,187,000 of taxes related to the gain on the sale of the mat rigs. Excluding non-recurring items, income tax expense increased $26,068,000 in the Current Period as compared to the Comparable Period due primarily to higher pre-tax earnings.


LIQUIDITY AND CAPITAL RESOURCES

      OVERVIEW

         During the Current Quarter, the Company accessed the private debt markets in connection with project financings for certain of its EVA-4000(TM) semisubmersible conversions. The Company's borrowings were $60,000,000 under its $200,000,000 unsecured revolving credit facility (the "Credit Agreement") as of September 30, 1998. The temporary use of short-term borrowings under the Credit Agreement resulted in negative working capital of $21,985,000 at September 30, 1998 as compared to positive working capital at December 31, 1997 of $112,125,000. The Company continues to seek to obtain additional project financings for certain of its semisubmersible conversion projects. Long-term debt as a percentage of long-term debt plus shareholders' equity was 17 percent at September 30, 1998 compared to 11 percent at December 31, 1997.

                                                                       FORM 10-Q


         At September 30, 1998, the Company had cash and cash equivalents of $43,115,000 and had $141,000,000 of funds available under various lines of credit. The Company expects to generate positive cash flow from operations for the remainder of 1998, assuming no material decrease in demand for contract drilling and turnkey services. The Company will continue to have cash requirements for debt principal and interest payments. For the remainder of 1998, required debt principal and interest payments for currently outstanding debt are estimated to be approximately $6,867,000. The Company expects to fund these obligations out of cash and cash equivalents as well as cash expected to be provided by operations.

         Capital expenditures totaled $423,790,000 and $251,638,000 for the Current Period and Comparable Period, respectively. Capital expenditures for the remainder of 1998 are expected to aggregate approximately $121,000,000, of which the majority are discretionary and relate to upgrades of equipment. This amount includes approximately $111,000,000 for the conversions of the Noble Paul Romano, Noble Paul Wolff, Noble Jim Thompson, Noble Amos Runner and Noble Max Smith to EVA-4000(TM) semisubmersibles. Additionally, the Company expects to spend approximately $137,000,000 in 1998 and 1999 to upgrade the equipment and water depth capability on the Noble Homer Ferrington. The conversions of these rigs will be completed in late 1998 and 1999. The total cost of these six semisubmersible conversions is expected to be approximately $865,000,000. These capital expenditures will be funded from operating cash flows, existing cash balances, available credit facility and lines of credit, and proceeds from both completed and planned project financings. Proceeds from such project financings are expected to approximate $370,000,000.

          Given the strong demand for deepwater drilling rigs and related services, increasingly heavy backlogs for equipment and services required to complete the conversions could constrain the Company's ability to complete the conversions on a timely basis. The Company has entered into agreements with several vendors to purchase or construct equipment for the conversion of units. These agreements generally require non-refundable payments as certain milestones are met. The cumulative amount of such payments totaled $198,272,000 through September 30, 1998. As of September 30, 1998, the Company also had $64,606,000 of purchase commitments with a remaining term in excess of one year related to rig conversion projects. In the event the Company were to cancel the purchase commitments, the ultimate amounts refunded would be subject to negotiation. Certain projects currently being considered by the Company could require, if they materialize, capital expenditures or other cash requirements not included in the above estimate. In addition, the Company will continue to evaluate acquisitions of drilling units from time to time. Factors that could cause actual capital expenditures to exceed materially the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.

          In May 1997, the Company's Board of Directors authorized the repurchase of up to 10,000,000 shares of the Company's common stock, or approximately eight percent of its then outstanding common stock. As of September 30, 1998, the Company had repurchased 2,486,000 shares of common stock at a total cost of $56,494,000. Additional purchases, if any, would be made from time to time on the open market or in private transactions at prices determined by the Company.

CREDIT FACILITIES AND LONG-TERM DEBT


          The term of the Company's Credit Agreement extends through August 14, 2002. As of September 30, 1998, the Company had an outstanding balance of $60,000,000 under the Credit Agreement and $4,102,000 had been used to support outstanding letters of credit. At September 30, 1998, the Company had an additional line of credit totaling $7,500,000, of which $2,397,000 had been used to support outstanding letters of credit. Additionally, at September 30, 1998, $24,370,000 of outstanding letters of credit had been supported through a combination of unsecured letter of credit facilities and surety bonds. The average interest rate on borrowings under the Credit Agreement was 6.13 percent for the three months ended September 30, 1998. As of October 31, 1998, the Company had an outstanding balance of $100,000,000 under the Credit Agreement.

                                                                       FORM 10-Q

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

         In September 1998, Noble Drilling (Paul Romano) Inc., an indirect, wholly owned subsidiary of the Company and owner of the Noble Paul Romano, agreed to issue $112,250,000 principal amount of its fixed rate senior secured notes (the "Romano Notes") in two series (the "Series A Notes" and the "Series B Notes"). The Series A Notes will bear interest at 6.24 percent per annum and the Series B Notes will bear interest at 164 basis points above the five year U.S. Treasury yield, which will be determined one day prior to funding. These interest rates are increased by 3 basis points per month for each month after September 16, 1998 that the Noble Paul Romano has not been accepted by the contracted operator, Shell Deepwater Development Inc. ("Shell Deepwater"), an affiliate of Shell Oil Company. The Series A Notes are amortized over 60 months beginning from the date the rig is accepted by Shell Deepwater. The Series B Notes are interest only for the first 59 months with a balloon principal payment in month 60. The Romano Notes are secured by a first naval mortgage on the Noble Paul Romano. The Romano Notes can be prepaid, in whole or in part, at a premium at any time. The Series A Notes and Series B Notes will be issued and funding will occur upon acceptance of the rig by Shell Deepwater, which is expected to occur in the fourth quarter of 1998. Pursuant to the trust indenture and security agreement under which the Romano Notes will be issued, the Noble Paul Romano is restricted from securing any debt of the Company except for the Romano Notes.

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

         The fair value of the Company's long-term debt at September 30, 1998, was $289,991,000 based on the quoted market prices for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.

      FOREIGN CURRENCY RISK

         The Company operates internationally, resulting in exposure to foreign currency risk. The Company predominantly denominates its contracts in U.S. Dollars to mitigate the exposure to fluctuations in foreign currencies. The Company periodically uses foreign exchange derivative instruments or spot purchases to hedge its known liabilities in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. It is the Company's policy not to enter into derivative transactions for speculative purposes. Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in the market value of the derivative instrument. During the nine-month period ended September 30, 1998, the Company entered into various foreign currency exchange contracts. These contracts expire monthly throughout the remainder of 1998 and require the Company to exchange U.S. Dollars for Dutch Guilders and British Pounds Sterling totaling $5,600,000 and $3,600,000 respectively. There were no material gains or losses recognized during the three-month and nine-month periods ended September 30, 1998. At September 30, 1998 there were no material unrealized gains or losses on open foreign exchange derivative hedges. The Company did not utilize foreign exchange derivative instruments in 1997.

      INTEREST RATE RISK

         In connection with the project financing for the Noble Paul Romano, on July 29, 1998, the Company entered into an interest rate swap contract with a notional amount of $16,875,500 to minimize the Company's exposure to interest rate increases during the period from July 29, 1998 to the funding date of the Series B Notes. The funding date is expected to be in the fourth quarter of 1998, and the differential calculated under the contract will be paid at funding and recognized over the term of the financing as an adjustment to the effective yield of the underlying financial instrument.

         In connection with project financing the Company is seeking to obtain for the Noble Jim Thompson conversion, on June 24, 1998 Company entered into an interest rate swap contract with a notional amount of $137,750,000 to minimize the Company's exposure to interest rate increases during the period from June 24, 1998 to the termination date of the interest rate swap contract. On October 30, 1998, the interest rate swap was terminated by the Company, resulting in a liability of approximately $3,800,000 to the counterparty. This amount will be paid by the Company on or before December 31, 1998 and will be recognized over the term of the financing as an adjustment to the effective yield of the underlying financial instrument.

YEAR 2000

          The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company is managing its year 2000 compliance issues through a committee ("Y2K Committee"), which was formed to develop the Company's year 2000 initiatives. As of November 1, 1998, the Y2K Committee has taken steps to review the Company's critical information technology ("IT") systems, such as computer hardware and software, and non information technology ("Non-IT") systems, which include computer controlled equipment and electronic devices which are used to operate equipment on the Company's drilling units. Telephone systems and other office-based electronic equipment systems are also being considered in the assessment of Non-IT systems. The Y2K Committee has completed the initial phase of the initiative through communication to all employees and research of year 2000 compliance issues. The Y2K Committee is currently identifying and reviewing all of the Company's IT and Non-IT systems to determine which systems are not year 2000 compliant and will need to be replaced or modified.

          The Y2K Committee has also initiated and/or received communication from most of the Company's customers, suppliers and service providers on year 2000 issues to determine the extent to which the Company may be exposed to the disruption of business activities in the event these third parties fail to correct their year 2000 system deficiencies. Although there is currently no indication that the various companies on which the Company relies on will not resolve their year 2000 compliance issues, there can be no guarantee that the systems of such companies on which the Company relies on will be corrected on a timely basis. Additionally, there can be no guarantee that the Company will not encounter an unexpected year 2000 problem.

          The Y2K Committee will be developing and initiating corrective measures based on completion of the internal and external IT and Non-IT systems reviews during the fourth quarter of 1998. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material adverse impact to the results of operations and financial position of the Company. In the event the Company or the various companies on which the Company relies on experience year 2000 compliance problems, adverse business consequences could result. Such adverse consequences could include the interruption of drilling services aboard the Company's drilling units, delays in shipments of materials and supplies required to operate the Company's drilling units, delays in transferring personnel to and from the drilling units and delays in receiving funds from customers or in making payments to suppliers.

                                                                       FORM 10-Q

          The Company has not yet developed a contingency plan for year 2000 issues to address worst-case business interruptions. However, once all of the identification and reviews of system issues are completed, a contingency plan will be developed to mitigate the risk of business interruptions.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           For information on foreign currency risk and interest rate risk, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Instruments."

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         On November 3, 1998, the Company announced that Robert D. Campbell would become President of Noble Drilling effective January 1, 1999. James C. Day will continue as Noble Drilling's Chairman and Chief Executive Officer. Mr. Campbell holds a bachelor of science degree in chemical engineering and a doctor of jurisprudence degree from The University of Texas at Austin. He has practiced corporate/securities law with the law firm of Thompson & Knight, P.C. for the past 21 years. Mr. Campbell has been associated with the Company since 1977 and has served as general corporate counsel and general counsel since Noble Drilling went public in 1985.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits.

                The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                                                       FORM 10-Q


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         NOBLE DRILLING CORPORATION




DATE:    November 16, 1998                      /s/ JAMES C. DAY
                                         -------------------------------------
                                         JAMES C. DAY, Chairman, President and
                                         Chief Executive Officer



DATE:    November 16, 1998                     /s/ BYRON L. WELLIVER
                                         -------------------------------------
                                         BYRON L. WELLIVER,
                                         Senior Vice President-Finance,
                                         Treasurer and Controller
                                         (Principal Financial and Accounting
                                            Officer)

                                                                       FORM 10-Q


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
4.1       Note Purchase Agreement, dated as of September 24, 1998, by and between Noble Drilling (Paul Romano) Inc. and Banner Receivables
          Corporation. Noble Drilling (Paul Romano) Inc. has entered into a separate Note Purchase Agreement with each purchaser of its notes, which agreements are substantially identical in all material respects, except for the principal amount of notes purchased. A schedule identifying each of the note purchasers that entered into a Note
          Purchase Agreement with Noble Drilling (Paul Romano) Inc. and the principal amount of notes purchased by each such note purchaser is included as Schedule A to the Note Purchase Agreement.

4.2 Form of Indenture and Security Agreement to be entered into between Noble Drilling (Paul Romano) Inc. and Chase Bank of Texas, National
          Association, as Trustee.

4.3 Form of First Naval Mortgage covering the Noble Paul Romano to be made by Noble Drilling (Paul Romano) Inc. in favor of Chase Bank of Texas,
          National Association, as Indenture Trustee.

4.4       Note Purchase Agreement, dated as of July 1, 1998, by and between
          Noble Drilling (Paul Wolff) Ltd., Chase Bank of Texas, National
          Association, as Trustee, and Security Connecticut Life Insurance
          Company. Noble Drilling (Paul Wolff) Ltd. has entered into a separate
          Note Purchase Agreement with each purchaser of its notes, which agreements are substantially identical in all material respects, except for the principal amount of notes purchased. A schedule identifying each of the note purchasers that entered into a Note
          Purchase Agreement with Noble Drilling (Paul Wolff) Ltd. and the principal amount of notes purchased by each such note purchaser is included as Annex I to the Note Purchase Agreement.

4.5       Indenture of First Naval Mortgage, dated as of July 1, 1998, made by
          Noble Drilling (Paul Wolff) Ltd. in favor of Chase Bank of Texas,
          National Association, as Trustee.

4.6       Parent Guaranty, dated as of July 1, 1998, by Noble Drilling
          Corporation in favor of Chase Bank of Texas, National Association, as
          Trustee.

4.7 Second Amendment, dated September 10, 1998, to Credit Agreement, dated as of August 14, 1997, among Noble Drilling Corporation, the lending institutions listed from time to time on Annex I to the Credit
          Agreement, Credit Lyonnais, New York Branch, as Documentation Agent, and Christiana Bank Og Kreditkasse ASA, New York Branch, as
          Administrative Agent.

10.1* Employment Agreement, dated as of October 22, 1998, by and between Noble Drilling Corporation and James C. Day.

10.2* Employment Agreement, dated as of October 22, 1998, by and between Noble Drilling Corporation and Byron L. Welliver.

10.3* Employment Agreement, dated as of October 22, 1998, by and between Noble Drilling Corporation and Julie J. Robertson.

27        Financial Data Schedule

----------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.