Form 10-K
period 1998-12-31
NOBLE DRILLING CORP
filed 1999-03-05
CIK 777201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          Aggregate market value of Common Stock held by nonaffiliates as of March 3, 1999: $1,672,000,000

          Number of shares of Common Stock outstanding as of March 3, 1999:
          131,142,998

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:


(1) Proxy statement for the 1999 annual meeting of stockholders -  Part III

                                TABLE OF CONTENTS

                                                                                                           PAGE
===============================================================================================================
   PART      ITEM 1.     BUSINESS........................................................................   1
     I               General.............................................................................   1
                     Business Strategy...................................................................   1
                     Development of Business During 1998.................................................   2
                            Deepwater Conversions........................................................   2
                     Drilling Contracts..................................................................   2
                     Offshore Drilling Operations........................................................   3
                            International Contract Drilling..............................................   3
                            Domestic Contract Drilling...................................................   3
                            Labor Contracts..............................................................   3
                     Turnkey Drilling and Engineering Services...........................................   4
                     Competition and Risks...............................................................   4
                     Governmental Regulation and Environmental Matters...................................   5
                     Employees...........................................................................   6
                     Financial Information about Foreign and Domestic Operations.........................   6
             ITEM 2.     PROPERTIES......................................................................   6
                     Drilling Fleet......................................................................   6
                            Semisubmersibles.............................................................   6
                            Dynamically Positioned Drillships............................................   6
                            Jackup Rigs..................................................................   6
                            Submersibles.................................................................   7
                     Facilities..........................................................................   9
             ITEM 3.     LEGAL PROCEEDINGS...............................................................   9
             ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................   9
             EXECUTIVE OFFICERS OF THE REGISTRANT........................................................   9
===============================================================================================================
   PART      ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........  10
    II       ITEM 6.     SELECTED FINANCIAL DATA.........................................................  11
             ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                         OPERATIONS......................................................................  12
             ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                         ABOUT MARKET RISK...............................................................  21
             ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................  22
             ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                         DISCLOSURE......................................................................  47
===============================================================================================================
   PART      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................  47
    III      ITEM 11     EXECUTIVE COMPENSATION..........................................................  47
             ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................  47
             ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................  47
===============================================================================================================
   PART      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................  47
    IV       SIGNATURES..................................................................................  49

                                    FORM 10-K

         This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, volatility in crude oil and natural gas prices, potential further deterioration in the demand for our drilling services and resulting declining dayrates, the cancellation by our customers of drilling contracts or letters of intent for drilling contracts or their exercise of early termination provisions generally found in our drilling contracts, risks associated with our turnkey drilling operations, intense competition in the drilling industry, heavy demand for the equipment and services that we need in order to finish our major shipyard refurbishment and conversion projects on schedule and on budget, political and economic conditions in international markets where we operate, adverse weather (such as hurricanes) and seas, operational risks (such as blowouts, fires and loss of production), limitations on our insurance coverage, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation).

                                     PART I

ITEM 1. BUSINESS

GENERAL

         The Company is a leading provider of diversified services for the oil and gas industry. Contract drilling services are performed with the Company's fleet of 47 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of nine semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. The Company's fleet of 32 jackup rigs includes 19 premium units that operate in water depths of 300 feet and greater, four of which operate in water depths of 360 feet and greater. In addition, our fleet includes three submersible drilling units. Ten of our drilling units are capable of operating in harsh environments. Over 60 percent of the fleet is currently deployed in international markets, principally including the North Sea, Africa, Brazil, the Middle East and Mexico. The Company also provides engineering and production management services and turnkey drilling services.

         Noble Drilling Corporation ("Noble Drilling") was organized as a Delaware corporation in 1939. Noble Drilling and its predecessors have been engaged in the contract drilling of oil and gas wells for others domestically since 1921 and internationally during various periods since 1939. As used herein, unless otherwise required by the context, the term "Noble Drilling" refers to Noble Drilling Corporation and the term "Company" refers to Noble Drilling and its consolidated subsidiaries. The use herein of such terms as group, organization, we, us, our and its, or references to specific entities, is not intended to be a precise description of corporate relationships.

BUSINESS STRATEGY

         In recent years we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications, and to redeploy assets in important geological areas.

         The offshore contract drilling industry has, in recent years, experienced a series of asset sales and consolidations among drilling contractors, and we expect this trend to continue as drilling contractors position themselves strategically in the market. From time to time, we have discussions with third parties regarding asset acquisitions or business combinations, and we intend to continue to consider business opportunities that we believe promote our business strategy.

DEVELOPMENT OF BUSINESS DURING 1998

DEEPWATER CONVERSIONS

          A principal component of our deepwater strategy is our EVA-4000(TM) semisubmersible conversion program. The EVA-4000(TM)is the Company's proprietary design that we believe allows us to convert certain of our three-column submersible drilling rigs into ultra-deepwater semisubmersibles at a lower cost and on an accelerated delivery schedule versus a new construction project. We delivered our first EVA-4000(TM) semisubmersible conversion, the Noble Paul Romano, in the fourth quarter of 1998 and our second EVA-4000(TM) conversion, the Noble Paul Wolff, is under tow to Brazil for a scheduled delivery in the first quarter of 1999. Four other semisubmersible conversions are in progress, including three EVA-4000(TM) conversions, and are expected to be available for service in 1999 or early 2000.

          The Noble Paul Romano, which is capable of drilling in 6,000 feet of water, is contracted to Shell Deepwater Development Inc. ("Shell Deepwater"), an affiliate of Shell Oil Company, for a five year contract in the U.S. Gulf of Mexico. The Noble Paul Wolff, a dynamically positioned unit capable of drilling in 8,900 feet of water, is contracted to Petroleo Brasiliero S.A. ("Petrobras") for six years in Brazil.

          The Noble Jim Thompson, which will be capable of drilling in 6,000 feet of water, is contracted to Shell Deepwater for an initial term of three years, with options to extend by Shell Deepwater, in the U.S. Gulf of Mexico. Delivery is anticipated in the second quarter of 1999. The Noble Amos Runner, which will be capable of drilling in 6,600 feet of water, is contracted to a rig-sharing consortium of operators for a five year term in the U.S. Gulf of Mexico. The rig is expected to be delivered in the third quarter of 1999. The Noble Max Smith, which is currently subject to a letter of intent, will be capable of drilling in 6,000 feet of water. We are in the process of finalizing a five year drilling contract with Amerada Hess Corporation and Union Pacific Resources Corporation to work the unit in the U.S. Gulf of Mexico. The rig is expected to be delivered in late 1999. The Noble Homer Ferrington is subject to a letter of intent with Samedan Oil Corporation and Mariner Energy, Inc. for a five year drilling contract in the U.S. Gulf of Mexico. We continue to meet with these two operators to work toward the finalization of the drilling contract and related rig sharing agreement. Shipyard work on the rig, which will be capable of drilling in 6,000 feet of water, is progressing on a schedule for delivery of the rig in the first quarter of 2000. These projects are subject to the risks of delay or cost overruns inherent in large construction and refurbishment projects, including shipyard availability, shortages of materials or skilled labor, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, nonavailability of necessary equipment and inability to obtain any of the requisite permits or approvals. Significant delays would hurt our marketing plans for such rigs and could jeopardize our long term drilling contracts or letters of intent for drilling contracts for such rigs.

          See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a discussion of capital expenditures.

DRILLING CONTRACTS

          We typically employ each drilling unit under an individual contract. Although the final terms of such contracts are the result of negotiations between the Company and its customers, many contracts are awarded based upon competitive bidding. Our drilling contracts generally contain the following terms:

     o a term extending over a specific period of time or the period necessary to drill one or more wells (in general, we seek to have a reasonable balance of short- and long-term contracts to minimize the downside impact of a decline in the market, while obtaining the benefit of increasing market prices in a rising market);

     o early termination by the customer without cause and extension options to drill additional wells, in each case, generally exercisable by the customer upon specified advance notice to us; early termination by the customer if the unit is lost or destroyed, if operations are suspended for a specified period of time due to breakdown of major equipment or if operations are suspended for a specified period of time due to "force majeure" events beyond our control and the control of the customer;

     o payment of compensation to the Company (generally in U.S. dollars) on a "daywork" basis, under which we receive a fixed amount per day that the drilling unit is operating under contract, with lower rates or no compensation payable during periods of equipment breakdown and repair or adverse weather or in the event operations are interrupted by other conditions, some of which may be beyond our control; and

     o payment by the Company of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies.

          In reaction to depressed market conditions, our customers may seek to avoid or reduce their obligations under term drilling contracts or letters of intent for drilling contracts. A customer may no longer need a rig, due to a reduction in its exploration, development or production program, or it may seek to obtain a comparable rig at a lower dayrate.

          We anticipate that the primary terms of the current contracts on 23 of 38 of our rigs will expire at varying times in 1999, subject to options to extend in the case of six contracts. Of the contracts expiring in 1999, the contract for our semisubmersible unit operating in the North Sea and the contracts for 10 of our jackup rigs and submersibles (five of which are well-to-well contracts) are scheduled to expire under the terms of the contracts before the 15th of April, subject to extensions to complete work in progress. Assuming continuation of the current weak demand for offshore drilling services, we expect that the dayrate under any new or renewal contract that we enter generally will be a lower dayrate than under the expiring contract.

          Many contracts allow us to recover our mobilization and demobilization costs associated with moving a drilling unit from one location to another. When market conditions require us to bear these costs, our operating margins are accordingly reduced. Market conditions prevailing in 1998 and year to date in 1999 have permitted us to recover our mobilization and demobilization costs to move a unit long distances between operating areas; however, we cannot predict our ability to recover these costs in the future. For shorter moves such as "field moves", our customers have generally agreed to bear the costs of moving the unit by paying us a reduced dayrate or "move rate" while the unit is being moved.

          Through Triton Engineering Services Company and its subsidiaries, we also participate in "turnkey" contracts (see "Item 1. Business - Turnkey Drilling and Engineering Services"). The risk of loss to us is generally higher with respect to our turnkey drilling operations than it is for daywork contract drilling operations.

OFFSHORE DRILLING OPERATIONS

          Our offshore contract drilling operations, which accounted for approximately 76 percent and 66 percent of operating revenues for the years ended December 31, 1998 and 1997, respectively, are conducted worldwide. Our offshore drilling fleet consists of 47 units. See "Item 2. Properties - Drilling Fleet." Our principal regions of offshore contract drilling operations include the North Sea, the Gulf of Mexico, Africa, South America, the Middle East and India. In 1998, one customer accounted for approximately 12 percent of our total operating revenues, and no other single customer accounted for more than 10 percent of our total operating revenues.

INTERNATIONAL CONTRACT DRILLING

          Offshore contract drilling services from international sources accounted for approximately 80 percent and 74 percent of our total offshore contract drilling services revenues for 1998 and 1997, respectively. In 1998, approximately 39 percent of our international offshore contract drilling services revenues was derived from contracts with major oil and gas companies, 37 percent from contracts with government-owned companies and the balance from contracts with independent operators.


DOMESTIC CONTRACT DRILLING

          Offshore contract drilling services from domestic sources accounted for approximately 20 percent and 26 percent of our total offshore contract drilling services revenues for 1998 and 1997, respectively. In 1998, approximately 86 percent of our domestic offshore contract drilling revenues was derived from contracts with independent operators and the remaining 14 percent was derived from contracts with major oil and gas companies.

LABOR CONTRACTS

          Our offshore operations also include labor contracts for drilling and workover activities covering 12 rigs operating in the U.K. North Sea and two rigs under a labor contract off the East Coast of Canada. These rigs are not owned or leased by us. Under our labor contracts, we provide the personnel necessary to manage and perform the drilling operations from drilling platforms owned by the operator. The contracts are generally renewable no more frequently than on an annual basis. After drilling operations are completed, workover operations usually become an important element of each platform's activity. Drilling contractor crews will, therefore, typically remain on the platform until a field is depleted by production.

TURNKEY DRILLING AND ENGINEERING SERVICES

          Through our wholly owned subsidiary, Triton Engineering Services Company ("Triton"), we provide turnkey drilling, drilling project management, drilling and completion planning and design, and contract engineering and consulting manpower. Turnkey drilling, Triton's major service, involves the coordination of all equipment, materials, services and management to drill a well to a specified depth, for a fixed price. Under turnkey drilling contracts, Triton bears the financial risk of delays in the completion of the well. In providing its services, Triton can use drilling rigs owned either by the Company or by a third party, depending on availability. The drilling of a turnkey well is generally completed within 30 to 50 days. Triton completed 14 wells in 1998 compared to 34 wells in 1997. Revenues from turnkey drilling services represented 14 percent and 25 percent of consolidated operating revenues for 1998 and 1997, respectively.

          We provide engineering services relating primarily to the design of drilling equipment for offshore development and production services and to the recertification of oilfield equipment. We work on a contract basis with operators and prime construction contractors of drilling and production platforms in the design of drilling equipment configurations aimed at optimizing the operational efficiency of developmental drilling by maximizing platform space utilization and load capability.

COMPETITION AND RISKS

          The contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. We believe that competition for drilling contracts will continue to be intense for the foreseeable future. Certain competitors may have access to greater financial resources than we do.

          Competition in contract drilling involves numerous factors, including price, rig availability and suitability, the experience of the workforce, efficiency, condition of equipment, operating integrity, reputation, industry standing and customer relations. Although price is a major consideration in most markets, especially with respect to domestic drilling, the limited supply of deepwater units has made rig availability and suitability a principal consideration in recent periods. We believe that we compete favorably with respect to all these factors. Competition is primarily on a regional basis and may vary significantly by region at a particular time. Demand for offshore drilling equipment is also dependent on the exploration and development programs of oil and gas producers, which are in turn influenced by the financial condition of such producers, by general economic conditions and prices of oil and gas, and, from time to time, by political considerations and policies.

          We follow a policy of keeping our equipment well maintained and technologically competitive. However, our equipment could be made obsolete by the development of new techniques and equipment. In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct our business, such as blowout preventers and drill pipe, occur from time to time. There can be no assurance that any such shortages experienced in the past would not occur again or that any such shortages, to the extent currently existing, will not continue or worsen in the future.

         Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Both short-term and long-term trends in oil and gas affect that activity. During the second quarter of 1998, demand for offshore drilling rigs in the U.S. Gulf of Mexico began to soften, and, as a result, rig utilization and dayrates began declining in mid-1998. Later in 1998, international demand for offshore drilling rigs weakened and rig utilization and dayrates began declining in those markets. We believe this decreased demand is largely attributable to depressed oil prices that began declining in 1997 and have remained at low levels as compared to average prices in recent years.

          Oil and gas prices and market expectations of potential changes in these prices significantly affect the level of activity in oil and gas exploration, development and production. These market prices are extremely volatile. Demand for drilling services depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves.

          We believe that any decrease from current oil and gas prices, or extended periods at current price levels, will further depress the level of exploration and production activity and result in a corresponding decline in demand for our services. Furthermore, the continued consolidation of the oil and gas industry, as evidenced by the announcement and completion of several recent transactions, has resulted in, and is likely to continue to result in, a reduction in the amount of capital spent on exploration and production activities. These reductions adversely affect the demand for our services. For these reasons, we cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

          Our operations are subject to the many hazards inherent in the drilling business, including blowouts, cratering, fires, and collisions or groundings of offshore equipment. In addition, our operations are subject to damage or loss from adverse weather and seas. These hazards could cause personal injury and loss of life, suspend drilling operations or seriously damage or destroy the property and equipment involved and, in addition to causing environmental damage, could cause substantial damage to producing formations and surrounding areas. Although we maintain insurance against many of these hazards, such insurance may be subject to substantial deductibles and provides for premium adjustments based on claims. It also excludes certain matters from coverage, such as loss of earnings on certain rigs. Also, while we generally obtain indemnification from our customers for environmental damage with respect to offshore drilling, such indemnification is generally only in excess of a specified amount, which typically ranges from $100,000 to $250,000.

          In the case of turnkey drilling operations, we maintain insurance against pollution and environmental damage in amounts ranging from $5,000,000 to $50,000,000 depending on location, subject to self-insured retentions of $25,000 to $1,000,000. Under turnkey drilling contracts, Triton generally assumes the risk of pollution and environmental damage, but on occasion receives indemnification from the customer for environmental and pollution liabilities in excess of Triton's pollution insurance coverage. Further, Triton is not insured against certain drilling risks that could result in delays or nonperformance of a turnkey drilling contract, although it generally maintains insurance against delays related to loss of well control. Triton typically obtains contractual indemnification from the drilling contractors that provide the rigs for Triton's turnkey drilling operations for pollution arising from certain acts of such contractors.

          Our international operations are also subject to certain political, economic and other uncertainties including, among others, risks of war and civil disturbances, expropriation, nationalization, renegotiation or modification of existing contracts, taxation policies, foreign exchange restrictions, international monetary fluctuations and other hazards arising out of foreign governmental sovereignty over certain areas in which we conduct operations. We have sought to obtain, where economic, insurance against certain political risks. However, there can be no assurance that such insurance would be available to us or, if available, would cover all losses that we may incur in respect of foreign operations.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

          Many aspects of our operations are affected by domestic and foreign political developments and are subject to numerous governmental regulations that may relate directly or indirectly to the contract drilling industry. The regulations applicable to our operations include certain provisions that regulate the discharge of materials into the environment or require remediation of contamination, under certain circumstances. Usually these environmental laws and regulations impose "strict liability", rendering a person liable without regard to negligence or fault on the part of such person. Such environmental laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for any of our acts, even if they were in compliance with all applicable laws at the time such acts were performed.

          The U.S. Oil Pollution Act of 1990 ("OPA `90") and regulations thereunder impose certain additional operational requirements on our domestic offshore rigs and govern liability for leaks, spills and blowouts involving pollutants. Regulations under OPA `90 require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. We monitor these regulations and do not believe that they are likely to have a material adverse effect on our financial condition or results of operations. We have made and will continue to make expenditures to comply with environmental requirements. We have not to date expended material amounts in connection with such activities and do not believe that compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures. Although such requirements do have a substantial impact upon the energy and energy services industries, generally they do not appear to affect us any differently or to any greater or lesser extent than other companies in the energy services industry.

          The modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could materially and adversely affect our operations by limiting drilling opportunities.

EMPLOYEES

          At December 31, 1998, we had approximately 3,250 employees, of which 70 percent were engaged in international operations and 30 percent were engaged in domestic operations. We are not a party to any collective bargaining agreements that are material. We consider our employee relations to be satisfactory.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

          Information regarding operating revenues, operating income and loss, and identifiable assets attributable to each of our geographic areas of operations for the last three fiscal years is presented in Note 15 of Notes to Consolidated Financial Statements included elsewhere herein.

ITEM 2. PROPERTIES

DRILLING FLEET

          Our offshore drilling rig fleet consists of 47 units comprising nine semisubmersibles (including five submersibles that have been or are being converted to EVA-4000(TM) semisubmersibles), three drillships, 32 jackup rigs and three submersibles. The rig count includes one drillship and one semisubmersible unit in which we have partial ownership interests through joint venture arrangements and one jackup rig operated pursuant to a long-term bareboat charter agreement with the owner. Each type of rig is described further below. There are several factors that determine the type of rig most suitable for a particular job, the more significant of which include the water depth and bottom conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth.

SEMISUBMERSIBLES

          Our semisubmersible fleet consists of nine units. Among the nine are three units being converted to EVA-4000(TM) semisubmersibles and three Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles, including one in which we own a 50 percent interest (with the option to increase to 70 percent) through a joint venture arrangement. We intend to convert the three Pacesetter semisubmersibles to deepwater drilling units. Semisubmersibles are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the hull is below the water surface during drilling operations. These units maintain their position over the well through the use of either a fixed mooring system or a dynamic positioning system and are designed to work in water depths of up to 8,900 feet and can drill in many areas where jackup rigs can also drill. However, semisubmersibles normally require water depth of at least 200 feet in order to conduct operations. Three of these units are designed to operate in harsh environments. Semisubmersibles are typically more expensive to construct and operate than jackup rigs.

DYNAMICALLY POSITIONED DRILLSHIPS

          We have three dynamically positioned drillships in the fleet, one of which we partially own through a joint venture arrangement. Drillships are ships that are equipped for drilling and are typically self-propelled and move from one location to another under their own power. Drillships are positioned over the well through use of either an anchoring system or a computer controlled dynamic positioning system. Our two wholly owned drillships, the Noble Leo Segerius and Noble Roger Eason, are capable of drilling in water depths up to 4,900 feet and 6,000 feet, respectively. The Noble Muravlenko, which we operate and partially own through a joint venture arrangement, is capable of drilling in water depths up to 4,000 feet.

JACKUP RIGS

          We have 32 jackup rigs in the fleet, including one jackup rig which we operate pursuant to a long-term bareboat charter agreement with the owner. Jackup rigs are mobile self-elevating drilling platforms equipped with legs which can be lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our jackup rigs are independent leg (i.e., the legs can be raised or lowered independently of each other) cantilevered rigs. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water and drilling operations are conducted with the hull in its raised position. Our jackup rigs are capable of drilling to a maximum depth of 25,000 feet in water depths ranging between eight and 390 feet, depending on the jackup rig. Nineteen of our jackup rigs represent premium units that operate in water depths of 300 feet and greater, four of which operate in water depths of 360 feet and greater. Seven of our jackup rigs are capable of operating in harsh environments.

SUBMERSIBLES

          We have three submersibles in the fleet. Submersibles are mobile drilling platforms which are towed to the drill site and submerged to drilling position by flooding the lower hull until it rests on the sea floor, with the upper deck above the water surface. Our submersibles are capable of drilling to a maximum depth of 25,000 feet in water depths ranging between 12 and 85 feet, depending on the submersible.

          The following table sets forth certain information concerning our drilling rig fleet at February 8, 1999. The table does not include 14 rigs owned by operators for which we had labor contracts as of February 8, 1999. We operate and, unless otherwise indicated, own all of the rigs included in the table.

                                 Drilling Fleet

                                                                                 WATER    DRILLING
                                                                                 DEPTH    DEPTH
                                                                   YEAR BUILT    RATING   CAPACITY
NAME                                     MAKE                     OR REBUILT(1)  (FEET)   (FEET)    LOCATION             STATUS (2)
-----------------------------------------------------------------------------------------------------------------------------------
SEMISUBMERSIBLES - 9
Noble Paul Wolff  (T)                    Noble EVA-4000(TM)         1998 R       8,900    30,000    Brazil                 Active
Noble Paul Romano (T)                    Noble EVA-4000(TM)         1998 R       6,000    30,000    U.S. Gulf of Mexico    Active
Noble Amos Runner (T) (3)                Noble EVA-4000(TM)         1999 R       6,600    30,000    U.S. Gulf of Mexico    Shipyard
Noble Jim Thompson (T) (3)               Noble EVA-4000(TM)         1999 R       6,000    30,000    U.S. Gulf of Mexico    Shipyard
Noble Max Smith (T) (4)                  Noble EVA-4000(TM)         1999 R       6,000    30,000    U.S. Gulf of Mexico    Shipyard
Noble Homer Ferrington (T) (4)           Friede & Goldman 9500      2000 R       6,000    30,000    U.S. Gulf of Mexico    Shipyard
                                           Enhanced Pacesetter
Noble Ton van Langeveld (T) (5)          Offshore Co. SCP III       1991 R       1,500    20,000    U.K.                   Active
Noble Shelf 6 (5)                        Friede & Goldman 9500      1986         6,000    25,000    China                  Shipyard
                                           Enhanced Pacesetter
Noble Ilion (5) (6)                      Friede & Goldman 9500      1987         6,000    25,000    U.S. Gulf of Mexico    Shipyard
                                           Enhanced Pacesetter
-----------------------------------------------------------------------------------------------------------------------------------
DYNAMICALLY POSITIONED DRILLSHIPS - 3
Noble Roger Eason (T)                    Nedlloyd                   1997 R       6,000    25,000    Brazil                 Active
Noble Leo Segerius (T)                   Gusto Engineering          1996 R       4,900    20,000    Brazil                 Active
                                          Pelican Class
Noble Muravlenko (T) (7)                 Gusto Engineering          1997 R       4,000    21,000    Brazil                 Active
                                          Pelican Class
-----------------------------------------------------------------------------------------------------------------------------------
INDEPENDENT LEG CANTILEVERED JACKUPS - 32
Noble Bill Jennings (T)                  MLT 84 - E.R.C.            1997 R       390      25,000    U.S. Gulf of Mexico    Active
Noble Eddie Paul (T)                     MLT 84 - E.R.C.            1995 R       390      25,000    U.S. Gulf of Mexico    Active
Noble Leonard Jones (T)                  MLT 53 - E.R.C.            1998 R       390      25,000    U.S. Gulf of Mexico    Active
Noble Al White (T) (5)                   CFEM T-2005C               1997 R       360      25,000    Norway                 Active
Noble Byron Welliver (T) (5)             CFEM T-2005C               1982         300      25,000    Denmark                Active
Noble Kolskaya (T) (5) (8)               Gusto Engineering          1997 R       330      25,000    Denmark                Active
Noble Johnnie Hoffman (T)                Baker Marine BMC 300       1993 R       300      25,000    U.S. Gulf of Mexico    Active
Noble Roy Butler (T) (9)                 F&G L-780 MOD II           1996 R       300      25,000    Nigeria                Active
Noble Tommy Craighead (T)                F&G L-780 MOD II           1990 R       300      25,000    Nigeria                Active
Noble Kenneth Delaney (T)                F&G L-780 MOD II           1998 R       300      25,000    Qatar                  Active
Noble Percy Johns (T)                    F&G L-780 MOD II           1995 R       300      25,000    Nigeria                Active
Noble George McLeod (T)                  F&G L-780 MOD II           1995 R       300      25,000    Qatar                  Active
Noble Jimmy Puckett (T)(3)(10)           F&G L-780 MOD II           1999 R       300      25,000    UAE                    Shipyard
Noble Gus Androes (T)                    Levingston 111-C           1996 R       300      25,000    Qatar                  Active
Noble Lewis Dugger (T)                   Levingston 111-C           1997 R       300      20,000    Bay of Campeche        Active
Noble Ed Holt (T) (9)                    Levingston 111-C           1994 R       300      25,000    India                  Active
Noble Sam Noble (T)                      Levingston 111-C           1982         300      25,000    U.S. Gulf of Mexico    Available
Noble Gene Rosser (T)                    Levingston 111-C           1996 R       300      20,000    Bay of Campeche        Active
Noble John Sandifer (T)                  Levingston 111-C           1995 R       300      20,000    Bay of Campeche        Active
Noble Charles Copeland (T)               MLT Class 82-SD-C          1995 R       250      20,000    Venezuela              Active
Noble Earl Frederickson (T)              MLT Class 82-SD-C          1979         250      20,000    U.S. Gulf of Mexico    Available
Noble Tom Jobe (T)                       MLT Class 82-SD-C          1982         250      25,000    U.S. Gulf of Mexico    Active
Noble Ed Noble (T)                       MLT Class 82-SD-C          1990 R       250      20,000    Nigeria                Active
Noble Lloyd Noble (T)                    MLT Class 82-SD-C          1990 R       250      20,000    Nigeria                Available
Noble Carl Norberg (T)                   MLT Class 82-C             1996 R       250      20,000    U.S. Gulf of Mexico    Available
Noble Chuck Syring (T)                   MLT Class 82-C             1996 R       250      20,000    Qatar                  Active
Noble George Sauvageau (T) (5) (11)      NAM Nedlloyd               1981         250      20,000    Denmark                Active
Noble Ronald Hoope (T) (5) (11)          Marine Structure CJ-46     1982         205      25,000    The Netherlands        Active
Noble Lynda Bossler (T) (5) (11)         Marine Structure CJ-46     1982         205      25,000    The Netherlands        Active
Noble Piet van Ede (T) (5) (11)          Marine Structure CJ-46     1982         205      25,000    The Netherlands        Active
Noble Dick Favor                         Baker Marine BMC 150       1993 R       150      20,000    Venezuela              Active
Noble Don Walker  (T)                    Baker Marine BMC 150       1992 R       150      20,000    Nigeria                Active
------------------------------------------------------------------------------------------------------------------------------------
SUBMERSIBLES - 3
Noble Joe Alford                         Pace Marine 85G            1997 R       85       25,000    U.S. Gulf of Mexico    Active
Noble Lester Pettus                      Pace Marine 85G            1997 R       85       25,000    U.S. Gulf of Mexico    Active
Noble Frl Rodli                          Transworld                 1998 R       70       25,000    U.S. Gulf of Mexico    Available

(T)  Denotes Top Drive

(1) Rigs designated with an "R" were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount deemed material by management.

(2) Rigs listed as "active" were operating under contract, and rigs listed as "available" were available for bidding as of February 8, 1999. Rigs listed as "shipyard" are in a shipyard for repair, refurbishment or upgrade. Shipyard work is scheduled to be completed during 1999 or early 2000, except for the Noble Shelf 6 and Noble Ilion which can be upgraded to a water depth rating of 6,000 feet when the Company receives a long-term contract with an operator.

(3)  Signed long-term contracts in place.

(4)  Under letter of intent for long-term contract.

(5)  Harsh environment capability.

(6) We own a 50 percent interest in the unit through a joint venture arrangement. At our election, we can convert a loan we have made to the venture to an additional 20 percent in the venture.

(7) We operate the unit and own a partial interest in the unit through a joint venture arrangement.

(8) We have operating control of the unit pursuant to a long-term bareboat charter agreement with the owner.

(9) Although designed for a water depth rating of 300 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. The Company owns the additional legs required to extend the drilling depth capability to 300 feet of water.

(10) Bareboat chartered to a third party under which the Company maintains operating control of the rig.

(11) Water depth rating based on North Sea conditions year round.

FACILITIES

          The Company's principal executive offices are located in Houston, Texas, and are leased through June 2000. The Company also leases administrative and marketing offices, and sites used primarily for storage, maintenance and repairs for drilling rigs and equipment, in New Orleans and Lafitte, Louisiana; Leduc and St. Johns, Canada; Warri, Lagos and Port Harcourt, Nigeria; Aberdeen, Scotland; Maracaibo and Cuidad Ojeda, Venezuela; Doha, Qatar; Rotterdam and Beverwijk, The Netherlands; Macae, Brazil; and Esjberg, Denmark. The Company owns certain tracts of land, including office and administrative buildings and warehouse facilities in Lafayette and Bayou Black, Louisiana and Aberdeen, Scotland.

ITEM 3. LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company is a party or of which its property is the subject. The Company is involved in certain routine litigation incidental to the business of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth certain information as of March 2, 1999 with respect to the executive officers of Noble Drilling.

            NAME                AGE                            POSITION
            ----                ---                            --------

  James C. Day                   55        Chairman and Chief Executive Officer and Director

  Robert D. Campbell             48        President and Director

  Byron L. Welliver              53        Senior Vice President - Finance, Treasurer and Controller

  Julie J. Robertson             43        Vice President - Administration and Corporate Secretary

          James C. Day has served as Chairman of Noble Drilling since October 22, 1992 and as Chief Executive Officer since January 1, 1984, and he served as President from January 1, 1984 to January 1, 1999. From January 1983 until his election as President and Chief Executive Officer, Mr. Day served as Vice President of Noble Drilling. Prior to 1983, Mr. Day served as Vice President and Assistant Secretary of Noble Affiliates, Inc. He has been a director of Noble Drilling since 1984. Mr. Day is also a director of Global Industries, Ltd. and Noble Affiliates, Inc.

          Robert D. Campbell has served as President of Noble Drilling since January 1, 1999 and as a director since February 4, 1999. Prior to January 1, 1999, Mr. Campbell practiced corporate/securities law as a senior shareholder with the firm of Thompson & Knight, P.C. and served as general counsel to the Company for more than five years.

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

                                                                   HIGH                   LOW
                                                             ---------------      ------------------
1998
          First quarter.............................         $      32 11/16      $          21 9/16
          Second quarter............................                34 11/16                 22 7/8
          Third quarter.............................                25 11/16                 10 3/4
          Fourth quarter............................                19 1/4                   11
1997
          First quarter.............................         $      24 1/2        $          15 5/8
          Second quarter............................                23 3/8                   15 1/2
          Third quarter.............................                32 1/2                   22 5/8
          Fourth quarter............................                38 3/16                  25 9/16

          The Company has not paid any cash dividends on the Common Stock since becoming a publicly held corporation in October 1985, and does not anticipate paying dividends on the Common Stock at any time in the foreseeable future. Certain provisions of the indenture governing the 9 1/8% Senior Notes due 2006 restrict the Company's ability to pay cash dividends on the Common Stock.


          At March 2, 1999, there were 2,430 record holders of Common Stock.

ITEM 6.      SELECTED FINANCIAL DATA


                                                                       YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------
                                                        1998         1997         1996         1995         1994
                                                   ----------------------------------------------------------------
                                                            (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA (1)
Operating revenues...............................  $   788,241  $   713,195  $   514,253  $   327,968   $   351,988
Income before extraordinary charge and preferred
 stock dividends (2) ............................  $   162,032  $   263,882  $    79,297  $     1,594   $    21,523
Net income (loss) applicable to common shares
  (2) (3) .......................................  $   162,032  $   257,197  $    72,597  $    (5,605)  $     8,759
Per common share: (2) (4)
  Income before extraordinary charge:
    Basic........................................  $      1.24  $      2.00  $      0.68  $     (0.08)  $      0.11
    Diluted......................................  $      1.23  $      1.98  $      0.67  $     (0.08)  $      0.11
  Net income: (3)
    Basic........................................  $      1.24  $      1.95  $      0.67  $     (0.08)  $      0.11
    Diluted......................................  $      1.23  $      1.93  $      0.66  $     (0.08)  $      0.11

BALANCE SHEET DATA (AT END OF PERIOD) (1)
Property and equipment, net......................  $ 1,649,133  $ 1,182,927  $   957,034  $   542,978   $   493,322
Total assets.....................................  $ 2,178,632  $ 1,505,811  $ 1,367,173  $   742,530   $   739,889
Long-term debt...................................  $   460,842  $   138,139  $   239,272  $   129,923   $   126,546
Total debt (5)...................................  $   609,628  $   147,837  $   242,894  $   142,133   $   132,790
Shareholders' equity.............................  $ 1,310,473  $ 1,149,054  $   925,249  $   523,493   $   527,611

OTHER DATA (1)
Cash dividends per common share..................  $      0.00  $      0.00  $      0.00  $      0.00   $      0.00
Capital expenditures.............................  $   540,571  $   391,065  $   216,887  $    91,202   $    55,834

------------------

(1) The selected financial data include the 1996 acquisition of Royal Nedlloyd N.V.'s offshore drilling division ("Neddrill") and the 1994 acquisition of Triton Engineering Services Company, both of which were accounted for under the purchase method. Certain reclassifications have been made in prior year selected financial data to conform to the classifications used in 1998.

(2) Effective January 1, 1995, we revised our estimates of salvage values and remaining depreciable lives of certain rigs. The effect of this change in estimate was a decrease to depreciation and amortization of $6,160,000, or $0.07 per basic and diluted share, in 1995. The amounts include non-recurring gains on sales of property and equipment, net of impairments and income taxes of $128,489,000 ($0.97 per basic and $0.96 per diluted share), $19,856,000 ($0.18 per basic and diluted share), $829,000 ($0.01 per basic and diluted share) and $8,858,000 ($0.12 per basic and $0.11 per diluted share) in 1997, 1996, 1995 and 1994, respectively.

(3) The amounts include net extraordinary charges of $6,685,000 ($0.05 per basic and diluted share) in 1997 and $660,000 ($0.01 per basic and diluted share) in 1996.

(4) The 1995 amounts include the $0.02 per share effect of a preferred conversion payment in March 1995 related to the conversion into common stock of 923,862 shares of Noble Drilling's $2.25 Convertible Exchangeable Preferred Stock. The payment of $1,524,000 was accounted for as a reduction of net earnings applicable to common shares when calculating the net loss per share.

(5) Consists of long-term debt ($460,842,000 in 1998), short-term debt ($101,227,000 in 1998) and current installments of long-term debt ($47,559,000 in 1998). The 1998 amount includes $112,250,000 principal amount of fixed rate senior secured notes issued by an indirect, wholly owned subsidiary of Noble Drilling, which notes are non-recourse except to the issuer thereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist you in understanding the Company's financial position as of December 31, 1998 and 1997, and our results of operations for each of the three years in the period ended December 31, 1998. You should read the accompanying Consolidated Financial Statements and their Notes in conjunction with this discussion.

BUSINESS ENVIRONMENT

         The Company is a leading provider of diversified services for the oil and gas industry. Contract drilling services are performed with the Company's fleet of 47 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of nine semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. Our fleet of 32 jackup rigs includes 19 premium units that operate in water depths of 300 feet and greater, four of which operate in water depths of 360 feet and greater. In addition, our fleet includes three submersible drilling units. Ten of our drilling units are capable of operating in harsh environments. Over 60 percent of the fleet is currently deployed in international markets, principally including the North Sea, Africa, Brazil, the Middle East and Mexico. The Company also provides engineering and production management services and turnkey drilling services.

         Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Both short-term and long-term trends in oil and gas affect that activity. During the second quarter of 1998, demand for offshore drilling rigs in the U.S. Gulf of Mexico began to soften, and, as a result, rig utilization and dayrates began declining in mid-1998. Later in 1998, international demand for offshore drilling rigs weakened and rig utilization and dayrates began declining in those markets. We believe this decreased demand is largely attributable to depressed oil prices that began declining in 1997 and have remained at low levels as compared to average prices in recent years.

         Oil and gas prices and market expectations of potential changes in these prices significantly affect the level of activity in oil and gas exploration, development and production. These market prices are extremely volatile. Demand for drilling services depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves.

         We believe that any decrease from current oil and gas prices, or extended periods at current price levels, will further depress the level of exploration and production activity and result in a corresponding decline in demand for our services. Furthermore, the continued consolidation of the oil and gas industry, as evidenced by the announcement and completion of several recent transactions, has resulted in, and is likely to continue to result in, a reduction in the amount of capital spent on exploration and production activities. This reduction adversely affects the demand for our services. For these reasons, we cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

         A principal component of our deepwater strategy is our EVA-4000(TM) semisubmersible conversion program. The EVA-4000(TM)is the Company's proprietary design that we believe allows us to convert our three-column submersible drilling rigs into ultra-deepwater semisubmersibles at a lower cost and on an accelerated delivery schedule versus a new construction project. We delivered our first EVA-4000(TM) semisubmersible conversion, the Noble Paul Romano, in the fourth quarter of 1998 and our second EVA-4000(TM) conversion, the Noble Paul Wolff, is under tow to Brazil for a scheduled delivery in the first quarter of 1999. Four other semisubmersible conversions are in progress, including three EVA-4000(TM) conversions, and are expected to be available for service in 1999 or early 2000.

         The Noble Paul Romano, which is capable of drilling in 6,000 feet of water, is contracted to Shell Deepwater for a five year contract in the U.S. Gulf of Mexico. The Noble Paul Wolff, a dynamically positioned unit capable of drilling in 8,900 feet of water, is contracted to Petrobras for six years in Brazil.

         The Noble Jim Thompson, which will be capable of drilling in 6,000 feet of water, is contracted to Shell Deepwater for an initial term of three years, with options to extend by Shell Deepwater, in the U.S. Gulf of Mexico. Delivery is anticipated in the second quarter of 1999. The Noble Amos Runner, which will be capable of drilling in 6,600 feet of water, is contracted to a rig-sharing consortium of operators for a five year term in the U.S. Gulf of Mexico. The rig is expected to be delivered in the third quarter of 1999. The Noble Max Smith, which is currently subject to a letter of intent, will be capable of drilling in 6,000 feet of water. We are in the process of finalizing a five year drilling contract with Amerada Hess Corporation and Union Pacific Resources Corporation to work the unit in the U.S. Gulf of Mexico. The rig is expected to be delivered in late 1999. The Noble Homer Ferrington is subject to a letter of intent with Samedan Oil Corporation and Mariner Energy, Inc. for a five year drilling contract in the U.S. Gulf of Mexico. We continue to meet with these two operators to work toward the finalization of the drilling contract and related rig sharing agreement. Shipyard work on the rig, which will be capable of drilling in 6,000 feet of water, is progressing on a schedule for delivery of the rig in the first quarter of 2000. These projects are subject to the risks of delay or cost overruns inherent in large construction and refurbishment projects, including shipyard availability, shortages of materials or skilled labor, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, nonavailability of necessary equipment and inability to obtain any of the requisite permits or approvals. Significant delays would hurt our marketing plans for such rigs and could jeopardize our long term drilling contracts or letters of intent for drilling contracts for such rigs.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

     GENERAL

         Net income for 1998 was $162,032,000, or $1.23 per diluted share, on operating revenues of $788,241,000, compared to net income of $257,197,000, or $1.93 per diluted share, on operating revenues of $713,195,000 for 1997. Excluding the effects of non-recurring items, net income for 1998 increased 20 percent to $163,917,000, or $1.24 per diluted share, from net income of $136,896,000, or $1.03 per diluted share, for 1997. The results for 1997 included a gain of $128,489,000, net of taxes of $69,187,000, related to the sale of our mat-supported jackup rigs. The results for 1997 also included an extraordinary charge of $6,685,000, net of taxes of $3,600,000, related to the purchase of $110,885,000 principal amount of our outstanding 9 1/4% Senior Notes Due 2003 (the "9 1/4% Notes").

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATE

          The following table sets forth the average rig utilization rates, operating days and average dayrate for our offshore rig fleet for 1998 and 1997:

                                    AVERAGE RIG
                                UTILIZATION RATES (1)           OPERATING DAYS              AVERAGE DAYRATE
                              ------------------------      -----------------------     -----------------------
                                1998           1997           1998          1997          1998          1997
                              ---------      ---------      ---------     ---------     ---------     ---------
Offshore
    International .......        90%            95%            9,148         9,826       $52,348      $35,244
    Domestic ............        78%            98%            2,720         3,474       $44,795      $35,313

---------
 (1) Utilization rates reflect our policy of reporting on the basis of the number of actively marketed rigs owned in the fleet. Rates reflect the results of rigs only during the period in which they are owned by the Company.

    INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for 1998 and 1997:

                                                     REVENUES                   GROSS MARGIN
                                             -------------------------     --------------------------
                                                1998           1997           1998            1997
                                             ----------     ----------     ----------      ----------
                                                                 (In thousands)

Contract drilling services .............     $  478,883     $  346,304     $  254,899      $  178,781
Labor contract drilling services .......         63,789         49,076         10,806          10,015
Turnkey drilling services ..............         27,699         52,765         (4,278)           (766)
Engineering and consulting services ....          1,870          2,548           (225)            698
Other revenue ..........................          8,443          8,289          5,479           6,008
                                             ----------     ----------     ----------      ----------
         Total .........................     $  580,684     $  458,982     $  266,681      $  194,736
                                             ==========     ==========     ==========      ==========

          OPERATING REVENUES. International contract drilling services revenues increased $132,579,000 during 1998 as compared to 1997. The increase was primarily attributable to higher average dayrates from certain contract renewals in West Africa, the North Sea, India and Qatar. The increase was partially offset by fewer operating days in Brazil and Venezuela in 1998 as compared to 1997. Labor contract drilling services revenues increased $14,713,000 in 1998 as compared to 1997 due primarily to revenues generated from the Hibernia project in Canada, which began operations in June 1997, and higher average dayrates on the North Sea platform contracts. International turnkey drilling services revenues decreased $25,066,000 in 1998 as compared to 1997 due to fewer well completions. Only one international turnkey well was completed in 1998 as compared to eight well completions in 1997.

          GROSS MARGIN. International contract drilling services gross margin increased $76,118,000 in 1998 as compared to 1997. The increase is attributable to higher average dayrates on certain contract renewals in all our international areas of operation. Labor contract drilling services gross margin increased $791,000 in 1998 as compared to 1997 due to the contribution of the Hibernia project in Canada and higher average dayrates experienced on the North Sea platform contracts. The negative results from international turnkey drilling services in 1998 are principally attributable to unexpected drilling delays experienced on a turnkey well completed offshore Mexico.

     DOMESTIC OPERATIONS

          The following table sets forth the operating revenues and gross margin for our domestic operations for 1998 and 1997:

                                                   REVENUES                     GROSS MARGIN
                                          -------------------------     --------------------------
                                             1998           1997           1998            1997
                                          ----------     ----------     ----------      ----------
                                                                (In thousands)

Contract drilling services ..........     $  121,843     $  122,676     $   78,153      $   82,324
Turnkey drilling services ...........         84,902        128,098        (11,120)          5,943
Engineering and consulting services .             --             58             --              --
Other revenue .......................            812          3,381         (1,954)           (743)
                                          ----------     ----------     ----------      ----------
         Total ......................     $  207,557     $  254,213     $   65,079      $   87,524
                                          ==========     ==========     ==========      ==========

          OPERATING REVENUES. Domestic contract drilling services revenues decreased $833,000 in 1998 as compared to 1997 due primarily to lower utilization and the Noble Paul Wolff, Noble Jim Thompson and Noble Amos Runner being taken out of service in 1997 for conversion to EVA-4000TM semisubmersibles. Domestic contract drilling services revenues were significantly higher in the first half of 1998 due to the reactivations of the Noble Bill Jennings, Noble Leonard Jones, Noble Joe Alford, Noble Lester Pettus and Noble Fri Rodli. The demand for offshore drilling units, however, declined significantly over the last half of 1998 as oil prices remained at depressed levels. The resulting oversupply of units caused dayrates in the U.S. Gulf of Mexico to drop precipitously and our utilization levels decreased from 89 percent during the second quarter of 1998 to 61 percent during the fourth quarter of 1998. Domestic turnkey drilling services revenues were $43,196,000 lower in 1998 as compared to 1997 due to fewer turnkey well completions. Thirteen domestic turnkey wells were completed in 1998 as compared to 26 in 1997.

          GROSS MARGIN. Domestic contract drilling services gross margin decreased $4,171,000 in 1998 as compared to 1997 due primarily to lower utilization. The negative results from turnkey drilling services are primarily attributable to above market dayrates and lower utilization for certain drilling rigs which our turnkey subsidiary has under term contract from a third party. In addition to the turnkey losses sustained in 1998, we accrued $2,900,000 in 1998 for expected 1999 losses on these third party rig contracts.

    OTHER OPERATING ITEMS

          DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased $2,354,000 in 1998 as compared to 1997 due primarily to certain submersible rigs being taken out of service for conversion to EVA-4000TM semisubmersibles.

          GAINS ON SALES OF PROPERTY AND EQUIPMENT, NET OF IMPAIRMENTS. In May 1997, we completed the sale of our mat-supported jackup rigs, resulting in a pre-tax gain of $197,676,000.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $5,498,000 in 1998 as compared to 1997 due primarily to higher personnel costs incurred to support our overall growth and to increased recruiting and training activity.

          INTEREST EXPENSE. Interest expense decreased $7,713,000 in 1998 as compared to 1997 due primarily to the purchase of our outstanding 9 1/4% Notes in 1997. The Company capitalized $17,200,000 of interest costs related to construction in progress on qualifying upgrade projects during 1998 as compared to $4,218,000 in 1997.

          INTEREST INCOME. Interest income decreased $2,685,000 in 1998 as compared to 1997 due to lower average cash balances in 1998.

          INCOME TAX PROVISION. Income tax expense decreased $46,844,000 in 1998 as compared to 1997. Taxes of $69,187,000 related to the gain on the sale of the mat-supported rigs were included in 1997. Excluding non-recurring items, income tax expense increased $23,358,000 in 1998 as compared to 1997 due primarily to higher pre-tax earnings.

          EXTRAORDINARY CHARGE, NET OF TAX. Results for 1997 include an extraordinary charge of $6,685,000, net of taxes of $3,600,000, related to the purchase of $110,885,000 principal amount of our outstanding 9 1/4% Notes.

1997 COMPARED TO 1996

     GENERAL

          Net income applicable to common shares for 1997 was $257,197,000, or $1.93 per diluted share, on operating revenues of $713,195,000, compared to net income applicable to common shares of $72,597,000, or $0.66 per diluted share, on operating revenues of $514,253,000 for 1996. Excluding the effects of non-recurring items, net income applicable to common shares for 1997 increased 89 percent over the 1996 period to $136,896,000, or $1.03 per diluted share.

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATE

          The following table sets forth the average rig utilization rates, operating days and average dayrate for our offshore rig fleet for 1997 and 1996:

                                AVERAGE RIG
                             UTILIZATION RATES (1)       OPERATING DAYS           AVERAGE DAYRATE
                            ----------------------    ---------------------    ---------------------
                              1997        1996 (2)      1997       1996 (2)      1997       1996 (2)
                            --------      --------    --------     --------    --------     --------
Offshore
    International ..           95%           95%        9,826        7,372     $ 35,244     $ 27,207
    Domestic .......           98%           96%        3,474        5,349     $ 35,313     $ 23,332

------------------

(1) Utilization rates reflect our policy of reporting on the basis of the number of actively marketed rigs owned in the fleet. Rates reflect the results of rigs only during the period in which they are owned by the Company.

(2)  Includes the results of Neddrill from July 1, 1996.

    INTERNATIONAL OPERATIONS

          The following table sets forth the operating revenues and gross margin (excluding non-recurring items) for our international operations for 1997 and 1996:


                                                               REVENUES                    GROSS MARGIN
                                                     ---------------------------    --------------------------
                                                         1997            1996           1997            1996
                                                     -----------     -----------    -----------    -----------
                                                                           (In thousands)
Contract drilling services
  Offshore.......................................    $   346,304     $   200,566    $   178,781    $    67,756(1)
  Land (2).......................................              -          10,037              -          3,178
                                                     -----------     -----------    -----------    -----------
Total contract drilling services.................        346,304         210,603        178,781         70,934
Labor contract drilling services.................         49,076          33,425         10,015          4,148(3)
Turnkey drilling services........................         52,765               -           (766)             -
Engineering and consulting services..............          2,548           2,509            698            611
Other revenue....................................          8,289           5,675          6,008          4,060
                                                     -----------     -----------    -----------    -----------
         Total...................................    $   458,982     $   252,212    $   194,736    $    79,753
                                                     ===========     ===========    ===========    ===========

--------------------

(1) Excludes $13,624,000 of non-recurring inventory charges recorded for obsolescence.

(2)  We sold our land drilling assets in December 1996.

(3) Excludes $1,184,000 of non-recurring inventory charges recorded for obsolescence.


          OPERATING REVENUES. International offshore contract drilling services revenues increased $145,738,000 during 1997 as compared to 1996. The increase is primarily attributable to the July 1996 acquisition of the Neddrill fleet, higher average international dayrates and the revenues attributable to the Noble Jimmy Puckett, Noble Kenneth Delaney, Noble Gus Androes and Noble Chuck Syring jackup rigs, which were added to the fleet in the latter part of 1996. We sold all our land assets in December 1996. Labor contract drilling services revenues increased $15,651,000 in 1997 as compared to 1996 due to higher average dayrates on the North Sea platform contracts and the startup of the Hibernia project in Canada. Turnkey drilling services revenues increased $52,765,000 as a result of five completions in West Africa, two in the North Sea and one in Mexico in 1997. We completed no international turnkey wells in 1996.

          GROSS MARGIN. International offshore contract drilling services gross margin increased $111,025,000 in 1997 as compared to 1996. The increase is primarily attributable to the contributions from the Neddrill fleet for all of 1997, higher average international dayrates and contributions from the Noble Jimmy Puckett, Noble Kenneth Delaney, Noble Gus Androes and Noble Chuck Syring. The increase in gross margin for labor contract drilling services in 1997, as compared to 1996, was attributable to higher average dayrates on the North Sea platform contracts and the start-up of the Hibernia project in Canada. The negative 1997 turnkey gross margin was due to unexpected drilling difficulty on a well completed in Mexico.

     DOMESTIC OPERATIONS

          The following table sets forth the operating revenues and gross margin for our domestic operations for 1997 and 1996:

                                                     REVENUES                     GROSS MARGIN
                                             -------------------------     --------------------------
                                                1997           1996           1997            1996
                                             ----------     ----------     ----------      ----------
                                                                           (In thousands)
Contract drilling services
  Offshore .............................     $  122,676     $  124,805     $   82,324      $   52,729
  Land (1) .............................             --         14,600             --           2,714
                                             ----------     ----------     ----------      ----------
Total contract drilling services .......        122,676        139,405         82,324          55,443
Turnkey drilling services ..............        128,098        114,948          5,943          26,601
Engineering and consulting services ....             58          2,445             --             956
Other revenue ..........................          3,381          5,243           (743)          1,347
                                             ----------     ----------     ----------      ----------
         Total .........................     $  254,213     $  262,041     $   87,524      $   84,347
                                             ==========     ==========     ==========      ==========

------------------

(1)  We sold our land drilling assets in December 1996.

          OPERATING REVENUES. Domestic offshore contract drilling services revenues decreased $2,129,000 in 1997 as compared to 1996. The decrease was due primarily to the sale of our mat-supported jackup fleet, which reduced the number of rig operating days in 1997 as compared to 1996. The decrease in rig operating days was partially offset by a significant increase in the average domestic contract drilling dayrate. We sold all our land drilling assets in December 1996. The increase in turnkey drilling services revenues is primarily attributable to a higher average revenue per well in 1997 as compared to 1996.

          GROSS MARGIN. Domestic offshore contract drilling services gross margin increased $29,595,000 in 1997 as compared to 1996. The increase is primarily attributable to higher average domestic dayrates, which was partially offset by the sale of our mat-supported jackup fleet. The decrease in turnkey drilling services gross margin is attributable to several wells that incurred losses during 1997 as a result of unexpected drilling difficulty. The negative gross margin for other revenue in 1997 is primarily attributable to non-recurring charges of approximately $2,313,000 associated with the disposition of certain non-core assets of our turnkey business.

    OTHER OPERATING ITEMS

          DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $21,886,000 in 1997 as compared to 1996. Of this amount, $17,294,000 represents depreciation attributable to the Neddrill fleet, and approximately $7,618,000 relates to the Noble Jimmy Puckett, Noble Kenneth Delaney, Noble Gus Androes and Noble Chuck Syring, which were acquired in 1996 and placed into service in the latter part of 1996. These increases were partially offset by lower depreciation on the mat-supported jackup rigs, which were sold in May 1997.

          GAINS ON SALES OF PROPERTY AND EQUIPMENT, NET OF IMPAIRMENTS. In May 1997, we completed the sale of our mat-supported jackup rigs, resulting in a pre-tax gain of $197,676,000. In 1996, we sold two posted barge rigs and recognized pre-tax gains of $7,527,000, excluding an impairment charge of $7,600,000 that had been recorded to write the rigs down to their estimated net realizable values. Also during 1996, we sold our land drilling assets, resulting in a pre-tax gain of $45,414,000. In connection with an asset rationalization program, we recorded an impairment charge of $10,200,000 on a shallow water mat-supported jackup rig in 1996.


          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $3,675,000 in 1997 as compared to 1996. The increase is attributable to the Neddrill acquisition combined with other general increases resulting from higher activity levels and the costs of stock-based employee compensation plans, which costs are based solely on changes in the market price of our common stock.

          INTEREST EXPENSE. Interest expense decreased $5,864,000 in 1997 as compared to 1996 due primarily to the repurchase of our outstanding 9 1/4% Notes and the capitalization of $4,218,000 of interest costs related to construction in progress on qualifying upgrade projects.

          INCOME TAX PROVISION. The effective income tax rate in 1997 increased to approximately 31 percent from approximately 22 percent in 1996. Income taxes of $69,187,000 were recorded in 1997 in connection with the gain on the sale of the mat-supported rigs. The recognition of deferred tax benefits related to the utilization in 1996 of net operating loss carryforwards favorably impacted 1996 results.

          EXTRAORDINARY CHARGE, NET OF TAX. Results for 1997 include an extraordinary charge of 6,685,000, net of taxes of $3,600,000, related to the purchase of $110,885,000 principal amount of our outstanding 9 1/4% Notes. Results for 1996 include an extraordinary charge of $660,000, net of taxes of $355,000, related to the purchase of $11,000,000 principal amount of our outstanding 9 1/4% Notes.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

          At December 31, 1998, we had cash and cash equivalents of $211,012,000 and approximately $96,200,000 of funds available under our line of credit. We had working capital of $88,720,000 and $112,125,000 at December 31, 1998 and 1997, respectively. Long-term debt as a percentage of long-term debt plus shareholders' equity was 26 percent at December 31, 1998 compared to 11 percent at December 31, 1997.

          Capital expenditures totaled $540,571,000 and $391,065,000 for 1998 and 1997, respectively. Capital expenditures for 1999 are expected to aggregate approximately $481,000,000, of which the majority relates to conversions and upgrades of drilling units. This amount includes approximately $247,000,000 for the conversions of the Noble Jim Thompson, Noble Amos Runner and Noble Max Smith to EVA-4000(TM) semisubmersibles. Additionally, the Company expects to incur expenses of approximately $141,000,000 in 1999 to upgrade the equipment and water depth capability of the Noble Homer Ferrington. The conversion and upgrade of these rigs are scheduled to be completed in 1999 or early 2000. The total cost of these four semisubmersible conversions and upgrade projects is expected to be approximately $615,500,000.

          Backlogs for equipment and services required to complete our EVA-4000(TM) conversion projects and other shipyard projects could constrain our ability to complete the projects on a timely basis. We have entered into agreements with several vendors to purchase or construct equipment for the conversion and upgrade of units. These agreements generally require non-refundable payments as certain milestones are met. The cumulative amount of such payments totaled $192,831,000 through December 31, 1998. As of December 31, 1998, we also had $31,914,000 of purchase commitments with a remaining term in excess of one year related to rig conversion and upgrade projects. If we cancelled the purchase commitments, the amount ultimately refunded would be subject to negotiation. Certain projects currently under consideration could require, if they materialize, capital expenditures or other cash requirements not included in the 1999 budget. In addition, the Company will continue to evaluate acquisitions of drilling units from time to time. Factors that could cause actual capital expenditures to materially exceed the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.

          Required debt principal and interest payments for currently outstanding debt are estimated to be approximately $82,000,000 in 1999. We expect to fund these obligations out of cash and cash equivalents as well as cash expected to be provided by operations. We anticipate that our 1999 cash flows generated from operations will be sufficient to meet our required debt principal and interest payments and a significant portion of our expected discretionary capital expenditures, assuming no material decrease in demand for contract drilling and turnkey services. However, due to the anticipated capital expenditures in 1999 for the four semisubmersible conversion and upgrade projects of approximately $388,000,000, we plan to seek additional financing in 1999. In December 1998 and February 1999, we filed universal shelf registration statements with the Securities and Exchange Commission which provide for the issuance of securities in an aggregate amount of up to $400,000,000.

          In May 1997, the Board of Directors authorized the repurchase of up to 10,000,000 shares of our common stock, or approximately eight percent of the then outstanding common stock. As of December 31, 1998, we had repurchased 2,486,000 shares at a total cost of $56,494,000. Additional purchases, if any, would be made from time to time on the open market or in private transactions at prices determined by the Company.

CREDIT FACILITIES AND LONG-TERM DEBT

          The term of our bank credit agreement extends through August 14, 2002. As of December 31, 1998, we had an outstanding balance of $100,000,000 under the credit agreement and $3,792,000 had been used to support outstanding letters of credit. Additionally, at December 31, 1998, $24,605,000 of outstanding letters of credit had been supported through a combination of unsecured letter of credit facilities and surety bonds. The interest rate on borrowings under the credit agreement was 5.98 percent per annum at December 31, 1998. As of December 31, 1998, we had the ability to borrow $96,208,000 under available bank facilities. As of March 2, 1999, we had an outstanding balance of $75,000,000 under the credit agreement.

          During 1998, total long-term borrowings increased to $508,401,000, including current installments of $47,559,000, due to project financings to fund certain EVA-4000TM semisubmersible conversion projects. During 1998, two subsidiaries of the Company issued an aggregate of $260,000,000 principal amount of various series of fixed rate senior secured notes which are guaranteed by Noble Drilling. In addition, $112,250,000 principal amount of various series of fixed rate senior secured notes were issued by an indirect, wholly owned special purpose subsidiary of Noble Drilling, which notes are non-recourse except to the issuer thereof. The senior secured notes bear interest rates ranging from 5.93 percent to 7.25 percent per annum and have maturity dates ranging from December 1, 2001 to January 1, 2009. See Notes 1 and 6 to our accompanying Consolidated Financial Statements.

          On February 19, 1999, we commenced a tender offer to purchase for cash any and all of our outstanding 9 1/8% Senior Notes due 2006 (the "9 1/8% Senior Notes"), being $125 million in principal amount. In connection with the tender offer, we also sought consents from holders of 9 1/8% Senior Notes to certain proposed amendments to the Indenture governing the 9 1/8% Senior Notes. The tender offer is conditioned upon, among other things, the receipt of requisite consents to approve such amendments and receipt by us of net proceeds of the sale of certain debt securities sufficient to finance the tender offer and consent solicitation. As of 5:00 p.m., New York City time, on March 4, 1999 (the withdrawal date), the holders of an aggregate of approximately $124.3 million in principal amount of the 9 1/8% Senior Notes (99.4 percent) had consented to the proposed amendments to the Indenture by tendering their 9 1/8% Senior Notes, which notes cannot be withdrawn nor consents revoked. The tender offer will expire at 12:00 midnight, New York City time, on March 18, 1999, unless extended. We plan to access the public debt markets in order to raise the proceeds required to finance the tender offer and consent solicitation.

          We believe that our cash and cash equivalents, cash generated from operations, borrowings under lines of credit, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including scheduled debt repayments.

YEAR 2000

          We are working to resolve the potential impact of the year 2000 on the ability of our computerized systems to accurately process information that may be date-sensitive. Any of our programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. We are managing our year 2000 compliance issues through a committee ("The Y2K Committee"), which was formed to develop our year 2000 initiatives. As of December 31, 1998, the Y2K Committee had taken steps to review our critical information technology ("IT") systems, such as computer hardware and software, and non-information technology ("Non-IT") systems, which include computer controlled equipment and electronic devices that are used to operate equipment on our drilling units. Telephone systems and other office-based electronic equipment systems are also being considered in the assessment of Non-IT systems. The Y2K Committee has completed the initial phase of the initiative through communication to all employees and research of year 2000 compliance issues.

          The Y2K Committee has also initiated and/or received communication from most of our customers, suppliers and service providers on year 2000 issues to determine the extent to which we may be exposed to the disruption of business activities in the event these third parties fail to correct their year 2000 system deficiencies. Although there is currently no indication that the various companies on which we primarily rely will not resolve their year 2000 compliance issues, there can be no guarantee that the systems of such companies will be corrected on a timely basis. Additionally, there can be no guarantee that we will not encounter an unexpected year 2000 problem.

          The Y2K Committee began developing and initiating corrective measures based on the internal and external IT and Non-IT systems reviews, which were completed during the fourth quarter of 1998. However, if we or the third parties on which we principally rely are unable to address these issues in a timely manner, a material adverse impact to our results of operations and financial position could result. In the event we or the various companies on which we principally rely experience year 2000 compliance problems, adverse consequences could include the interruption of drilling services aboard our drilling units, delays in shipments of materials and supplies required to operate our drilling units, delays in transferring personnel to and from the drilling units, and delays in receiving funds from customers or in making payments to suppliers.

          The year 2000 remediation and testing phases for critical IT systems are expected to be substantially completed by September 30, 1999. We have not yet developed a contingency plan for year 2000 issues to address worst-case business interruptions. However, once all of the identification and reviews of system issues are completed, we will develop a contingency plan to mitigate the risk of business interruptions, if any. We expect to have a contingency plan completed by September 30, 1999.

          As of December 31, 1998, we had incurred costs of approximately $50,000 related to our year 2000 project. The estimated additional costs to complete the project are approximately $200,000, of which approximately $125,000 will be capitalized. A portion of these costs are not incremental, but rather reflect redeployment of internal resources from other activities. We do not separately track the internal costs incurred for the year 2000 project. Such internal costs principally relate to payroll costs of project personnel. All of the costs of the year 2000 project are being borne out of our operating cash flow.

ACCOUNTING PRONOUNCEMENT

          In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, we do not believe the effect of adoption will have a material effect on our results of operations, cash flows or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company periodically enters into a variety of off-balance sheet derivative financial instruments to manage its exposure to fluctuations in interest rates and foreign currency exchange rates, including interest rate swaps and foreign currency exchange contracts. The Company does not use derivative financial instruments for trading purposes. At December 31, 1998, there were no open derivative financial instruments. For additional information on financial instruments see "Item 8. Financial Statements and Supplementary Data - Note 9."

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


       The following financial statements are filed in this Item 8:

             Report of Independent Accountants

             Consolidated Balance Sheets at December 31, 1998 and 1997

             Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998

             Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998

             Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1998

             Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 1998

             Notes to Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Noble Drilling Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, of shareholders' equity and of comprehensive income present fairly, in all material respects, the financial position of Noble Drilling Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 4, 1999

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                           DECEMBER 31,
                                                                 ------------------------------
ASSETS                                                               1998              1997
                                                                 ------------      ------------
CURRENT ASSETS
  Cash and cash equivalents ................................     $    211,012      $     49,917
  Restricted cash ..........................................            5,871                --
  Investment in marketable debt securities .................               --            16,471
  Accounts receivable (net allowance of $610 and $1,380) ...          148,168           135,716
  Costs of uncompleted contracts in excess billings ........              907               941
  Inventories ..............................................            5,133             4,559
  Deferred income taxes ....................................               --               391
  Prepaid expenses .........................................           21,607            21,569
  Other current assets .....................................           45,511            35,451
                                                                 ------------      ------------
Total current assets .......................................          438,209           265,015
                                                                 ------------      ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ........................        1,940,919         1,409,918
  Other ....................................................           27,195            24,287
                                                                 ------------      ------------
                                                                    1,968,114         1,434,205
  Accumulated depreciation .................................         (318,981)         (251,278)
                                                                 ------------      ------------
                                                                    1,649,133         1,182,927
                                                                 ------------      ------------

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES ..............           48,270            21,097
DEFERRED INCOME TAXES ......................................              964             5,947
OTHER ASSETS ...............................................           42,056            30,825
                                                                 ------------      ------------
                                                                 $  2,178,632      $  1,505,811
                                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt and current installments of
   long-term debt ..........................................     $    148,786      $      9,698
  Accounts payable .........................................           78,880            77,366
  Accrued payroll and related costs ........................           21,985            25,858
  Taxes payable ............................................           51,495            23,708
  Interest payable .........................................            6,191             6,088
  Other current liabilities ................................           42,152            10,172
                                                                 ------------      ------------
Total current liabilities ..................................          349,489           152,890

LONG-TERM DEBT .............................................          460,842           138,139
DEFERRED INCOME TAXES ......................................           56,937            63,946
OTHER LIABILITIES ..........................................              891             1,782
                                                                 ------------      ------------
                                                                      868,159           356,757
                                                                 ------------      ------------
SHAREHOLDERS' EQUITY
  Common stock-par value $0.10; 200,000 shares authorized;
     133,761 issued and 131,101 outstanding in 1998; 133,335
     issued and 130,988 outstanding in 1997 ................           13,376            13,334
  Capital in excess of par value ...........................          943,122           934,383
  Retained earnings ........................................          418,024           255,992
  Treasury stock, at cost ..................................          (61,771)          (53,544)
  Accumulated other comprehensive income ...................           (2,278)           (1,111)
                                                                 ------------      ------------
                                                                    1,310,473         1,149,054
                                                                 ------------      ------------
COMMITMENTS AND CONTINGENCIES (Note 13) ....................               --                --
                                                                 ------------      ------------
                                                                 $  2,178,632      $  1,505,811
                                                                 ============      ============

        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                               YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------
                                                      1998            1997            1996
                                                   ----------      ----------      ----------
OPERATING REVENUES
  Contract drilling services .................     $  600,726      $  468,980      $  350,008
  Labor contract drilling services ...........         63,789          49,076          33,425
  Turnkey drilling services ..................        112,601         180,863         114,948
  Engineering and consulting services ........          1,870           2,606           4,954
  Other revenue ..............................          9,255          11,670          10,918
                                                   ----------      ----------      ----------
                                                      788,241         713,195         514,253
                                                   ----------      ----------      ----------

OPERATING COSTS AND EXPENSES
  Contract drilling services .................        267,674         207,875         237,255
  Labor contract drilling services ...........         52,983          39,061          30,461
  Turnkey drilling services ..................        127,999         175,686          88,347
  Engineering and consulting services ........          2,095           1,908           3,387
  Other expense ..............................          5,730           6,405           5,511
  Depreciation and amortization ..............         71,691          74,045          52,159
  Selling, general and administrative ........         30,298          24,800          21,125
  Minority interest ..........................             --            (256)           (428)
  Gains on sales of property and equipment,
    net of impairments .......................             --        (197,676)        (36,115)
                                                   ----------      ----------      ----------
                                                      558,470         331,848         401,702
                                                   ----------      ----------      ----------

OPERATING INCOME .............................        229,771         381,347         112,551

OTHER INCOME (EXPENSE)
  Interest expense ...........................         (5,181)        (12,894)        (18,758)
  Interest income ............................          6,671           9,356           6,409
  Other, net .................................           (342)          1,804           1,757
                                                   ----------      ----------      ----------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY CHARGE .......................        230,919         379,613         101,959

INCOME TAX PROVISION .........................        (68,887)       (115,731)        (22,662)
                                                   ----------      ----------      ----------

INCOME BEFORE EXTRAORDINARY CHARGE ...........        162,032         263,882          79,297

EXTRAORDINARY CHARGE, NET OF TAX .............             --          (6,685)           (660)
                                                   ----------      ----------      ----------

NET INCOME ...................................        162,032         257,197          78,637

PREFERRED STOCK DIVIDENDS ....................             --              --          (6,040)
                                                   ----------      ----------      ----------

NET INCOME APPLICABLE TO
  COMMON SHARES ..............................     $  162,032      $  257,197      $   72,597
                                                   ==========      ==========      ==========

NET INCOME APPLICABLE TO COMMON
  SHARES PER SHARE-BASIC:
  Income before extraordinary charge .........     $     1.24      $     2.00      $     0.68
  Extraordinary charge .......................             --           (0.05)          (0.01)
                                                   ----------      ----------      ----------
  Net income applicable to common shares .....     $     1.24      $     1.95      $     0.67
                                                   ==========      ==========      ==========

NET INCOME APPLICABLE TO COMMON
  SHARES PER SHARE-DILUTED:
  Income before extraordinary charge .........     $     1.23      $     1.98      $     0.67
  Extraordinary charge .......................             --           (0.05)          (0.01)
                                                   ----------      ----------      ----------
  Net income applicable to common shares .....     $     1.23      $     1.93      $     0.66
                                                   ==========      ==========      ==========


        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------------
                                                                                1998            1997            1996
                                                                             ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...........................................................     $  162,032      $  257,197      $   78,637
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ......................................         71,691          74,045          52,159
    Deferred income tax (benefit) provision ............................         (1,128)         48,821           6,596
    Equity in loss (earnings) of joint ventures ........................          2,752             (78)
    Compensation expense from stock-based plans ........................            835           7,036             937
    Other ..............................................................           (737)            595          (2,570)
    Gains on sales of property and equipment, net of impairments .......             --        (197,676)        (36,115)
    Extraordinary charge, net of tax ...................................             --           6,685             660
    Inventory charge ...................................................             --              --          14,808
    Gain on foreign exchange ...........................................             --              --            (310)
    Changes in current assets and liabilities:
      Accounts receivable ..............................................        (15,637)        (38,023)        (18,752)
      Other assets .....................................................         (9,773)         36,468          (6,783)
      Accounts payable .................................................          1,514           6,217          16,178
      Other liabilities ................................................         51,532             101          27,016
      Proceeds from sale of marketable equity securities, net ..........             --           2,353           5,615
                                                                             ----------      ----------      ----------
          Net cash provided from operations ............................        263,081         203,741         138,076
                                                                             ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment .................................       (540,571)       (391,065)       (216,887)
    Proceeds from sale of property and equipment .......................          3,799         271,764         103,500
    Proceeds from sale of (investment in) marketable debt securities ...         16,461           2,870          (2,192)
    Investment in and advances to joint ventures .......................        (29,925)        (11,831)           (410)
    Acquisition of Neddrill, net of cash acquired ......................             --              --        (284,726)
    Proceeds from insurance settlement .................................             --              --          14,142
                                                                             ----------      ----------      ----------
          Net cash used by investing activities ........................       (550,236)       (128,262)       (386,573)
                                                                             ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt .......................................        372,250              --         121,470
    Net borrowings on revolving credit facility ........................        100,000              --              --
    Payment of long-term debt ..........................................        (15,650)       (128,787)        (26,130)
    Proceeds from issuance of common stock, net ........................          1,834           5,774         271,312
    Purchase of shares returned to treasury stock ......................         (4,313)        (52,181)         (2,250)
    Increase in restricted cash ........................................         (5,871)             --              --
    Preferred stock conversion costs ...................................             --              --             (31)
    Dividends paid on preferred stock ..................................             --              --          (7,549)
                                                                             ----------      ----------      ----------
          Net cash provided (used) by financing activities .............        448,250        (175,194)        356,822
                                                                             ----------      ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................        161,095         (99,715)        108,325

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................         49,917         149,632          41,307
                                                                             ----------      ----------      ----------

CASH AND CASH EQUIVALENTS, END OF YEAR .................................     $  211,012      $   49,917      $  149,632
                                                                             ==========      ==========      ==========


        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                             1998                        1997                       1996
                                                  -----------------------     -----------------------     -----------------------

                                                   SHARES       AMOUNT         SHARES        AMOUNT         SHARES       AMOUNT
$1.50 PREFERRED STOCK
  Balance at beginning of year.................           --   $       --             --   $       --          4,025   $    4,025
  Conversion/redemption of preferred stock.....           --           --             --           --         (4,025)      (4,025)
                                                  ----------   ----------     ----------   ----------     ----------   ----------
  Balance at end of year.......................           --           --             --           --             --           --
                                                  ----------   ----------     ----------   ----------     ----------   ----------
COMMON STOCK
  Balance at beginning of year.................      133,335       13,334        132,189       13,219         94,548        9,455
  Conversion/redemption of preferred stock.....           --           --             --           --          9,836          984
  Sale of common stock.........................           --           --             --           --         21,850        2,185
  Purchase of Neddrill.........................           --           --             --           --          5,000          500
  Exercise stock options.......................          350           35            951           95            602           60
  Issuance of restricted shares................           --           --             59            6             --           --
  Other........................................           76            7            136           14            353           35
                                                  ----------   ----------     ----------   ----------     ----------   ----------
  Balance at end of year ......................      133,761       13,376        133,335       13,334        132,189       13,219
                                                  ----------   ----------     ----------   ----------     ----------   ----------
CAPITAL IN EXCESS OF PAR VALUE
  Balance at beginning of year.................                   934,383                     916,004                     589,866
  Conversion/redemption of preferred stock.....                        --                          --                       3,012
  Sale of common stock.........................                        --             --           --             --      266,261
  Purchase of Neddrill.........................                        --             --           --             --       49,500
  Exercise stock options.......................                     2,713                       5,679                       2,806
  Contribution of treasury stock to restricted
    stock plan.................................                        --                        (793)                       (850)
  Issuance of restricted shares................                        --                         826                          --
  Restricted shares returned to treasury.......                       824                         423                          --
  Other........................................                     5,202                      12,244                       5,409
                                                               ----------                  ----------                  ----------
  Balance at end of year.......................                   943,122                     934,383                     916,004
                                                               ----------                  ----------                  ----------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
  Balance at beginning of year.................                   255,992                      (1,205)                    (73,802)
  Net income...................................                   162,032                     257,197                      78,637
  Dividends on preferred stock.................                        --                          --                      (6,040)
                                                               ----------                  ----------                  ----------
  Balance at end of year.......................                   418,024                     255,992                      (1,205)
                                                               ----------                  ----------                  ----------
TREASURY STOCK
  Balance at beginning of year.................       (2,347)     (53,544)          (209)      (1,852)           (65)        (452)
  Contribution to restricted stock plan........           --           --             88          793            109          850
  Restricted stock plans shares returned.......         (112)      (1,316)           (44)        (423)          (253)      (2,250)
  Repurchase common stock......................         (300)      (4,313)        (2,186)     (52,181)            --           --
  Exercise stock options.......................         (151)      (5,302)            --           --             --           --
  Other........................................          250        2,704              4          119             --           --
                                                  ----------   ----------     ----------   ----------     ----------   ----------
  Balance at end of year.......................       (2,660)     (61,771)        (2,347)     (53,544)          (209)      (1,852)
                                                  ----------   ----------     ----------   ----------     ----------   ----------
ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance at beginning of year.................                    (1,111)                       (917)                     (5,599)
  Other comprehensive (loss) income............                    (1,167)                       (194)                      4,682
                                                               ----------                  ----------                  ----------
  Balance at end of year.......................                    (2,278)                     (1,111)                       (917)
                                                               ----------                  ----------                  ----------

TOTAL SHAREHOLDERS' EQUITY.....................      131,101   $1,310,473        130,988   $1,149,054        131,980      925,249
                                                  ==========   ==========     ==========   ==========     ==========   ==========


        See accompanying notes to the consolidated financial statements.

                 NOBLE DRILLING CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (In thousands)


                                                                               YEAR ENDED DECEMBER 31, 1998

NET INCOME ...................................................................     $    162,032
                                                                                   ------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency translation adjustments ...................................              319
                                                                                   ------------
  Unrealized gains on securities:
    Unrealized holding loss arising during period ............................              (10)
    Less: reclassification adjustment for gains realized in net income .......               (6)
                                                                                   ------------
    Net unrealized gains .....................................................              (16)
                                                                                   ------------
  Minimum pension liability adjustment (net of tax benefit of $792) ..........           (1,470)
                                                                                   ------------
  Other comprehensive loss ...................................................           (1,167)
                                                                                   ------------

COMPREHENSIVE INCOME .........................................................     $    160,865
                                                                                   ============



                                                                               YEAR ENDED DECEMBER 31, 1997

NET INCOME ...................................................................     $    257,197
                                                                                   ------------
OTHER COMPREHENSIVE LOSS, NET OF TAX:
  Foreign currency translation adjustments ...................................             (245)
  Unrealized holding gains arising during period .............................               51
                                                                                   ------------
  Other comprehensive loss ...................................................             (194)
                                                                                   ------------

COMPREHENSIVE INCOME .........................................................     $    257,003
                                                                                   ============



                                                                               YEAR ENDED DECEMBER 31, 1996

NET INCOME ...................................................................     $     78,637
                                                                                   ------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency translation adjustments ...................................            1,199
  Unrealized holding gains arising during period .............................               80
  Minimum pension liability adjustment .......................................            3,403
                                                                                   ------------
  Other comprehensive income .................................................            4,682
                                                                                   ------------


COMPREHENSIVE INCOME .........................................................     $     83,319
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

          Noble Drilling (Paul Romano) Inc. was formed on April 3, 1998 for the purpose of owning the Noble Paul Romano and financing its conversion to an EVA-4000(TM) semisubmersible. Noble Drilling (Paul Romano) Inc. is an indirect, wholly owned subsidiary of Noble Drilling and is operated in a fashion that is intended to ensure that its assets and liabilities are distinct and separate from those of the Company and its affiliates and that the creditors of Noble Drilling (Paul Romano) Inc. would be entitled to satisfy their claims from the assets of Noble Drilling (Paul Romano) Inc. prior to any distribution to the Company or its affiliates. (See Note 6).

CONSOLIDATION

          The consolidated financial statements include the accounts of Noble Drilling and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in affiliates where the Company has a significant influence but not a controlling interest. (See Note 5).

          Certain reclassifications have been made in prior year consolidated financial statements to conform to the classifications used in the 1998 consolidated financial statements. These reclassifications have no impact on net income.

FOREIGN CURRENCY TRANSLATION

          The Company follows a translation policy in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation ("SFAS 52"). In international locations where the U.S. Dollar has been designated as the functional currency as appropriate based on an evaluation of such factors as the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements, translation gains and losses are included in net income. In international locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in accumulated other comprehensive income. The Company did not recognize any material gains or losses on foreign currency transactions or translations during the years ended
December 31, 1998, 1997 and 1996.

CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. The Company's cash, cash equivalents and short-term investments are subject to potential credit risk. The Company's cash management and investment policies restrict investments to low risk, highly liquid securities and we perform periodic evaluations of the relative credit standing of the financial institutions with which we conduct business.

          In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from the Company's operations in the United Kingdom and Canada are calculated based on its functional currency. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies was not material in 1998, 1997 or 1996.


     (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE DRILLING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE INSTRUMENTS

         The Company periodically enters into off-balance sheet derivative financial instruments to manage its exposure to fluctuations in interest rates and foreign currency exchange rates, including interest rate swaps and foreign currency exchange contracts. The Company does not use derivative financial instruments for trading purposes. The Company designates and assigns the financial instruments as hedges of specific assets, liabilities or anticipated transactions. Cash flow from hedges are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions. (See Note 9).

INVENTORIES

         Inventories consist of spare parts, material and supplies held for consumption and are stated principally at average cost. As a result of the Company's asset rationalization program and the July 1, 1996 acquisition of Neddrill (see Note 2), during the fourth quarter of 1996, the Company reviewed the status of its inventories. The Company determined certain adjustments were appropriate to properly reflect the estimated net realizable value of these assets. These adjustments consisted primarily of write-downs for inventory obsolescence totaling approximately $14,808,000 and reclassifications of approximately $16,555,000 to property and equipment to better reflect their economic lives and to be consistent with other assets owned by the Company. The inventory write-down is included in "Contract drilling services" expense in the Consolidated Statement of Operations for the year ended December 31, 1996.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. At December 31, 1998 and 1997, there was $511,418,000 and $217,371,000, respectively, of construction in progress related primarily to EVA-4000(TM) semisubmersible conversion projects. Such amounts are included in "Drilling equipment and facilities" in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. Included in costs of drilling equipment and facilities is an allocation of interest incurred during the period that rigs are under construction or refurbishment. Interest capitalized for the years ended December 31, 1998 and 1997 totaled $17,200,000 and $4,218,000, respectively. No interest was capitalized during 1996. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized.

         Scheduled maintenance of equipment and overhauls are performed on a basis of number of hours operated in accordance with our preventative maintenance program. Maintenance and repair costs are generally charged to expense as incurred; however, overhauls related to large-scale maintenance projects are deferred when incurred and amortized into contract drilling services expense over a 36-month period. The deferred portion of major overhauls is included in "Other assets" in the Consolidated Balance Sheets. Such amount totaled $21,474,000 and $17,988,000 at December 31, 1998 and 1997, respectively. Total maintenance and repair expenses for the years ended December 31, 1998, 1997 and 1996, were approximately $50,926,000, $44,100,000 and $41,759,000, respectively. Drilling equipment and facilities are depreciated using the straight-line method over estimated remaining useful lives as of the in-service date or date of major refurbishment. Estimated useful lives of the Company's drilling equipment and facilities range from two to twenty-five years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty years.

LONG-LIVED ASSETS

         The Company evaluates the realizability of its long-lived assets, including property and equipment and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value.




          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE DRILLING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company recorded an impairment charge of $10,200,000 (excluding a $289,000 reduction for minority interest) in the fourth quarter of 1996 related to a shallow-water, mat-supported jackup unit. The amount is included in "Gains on sales of property and equipment, net of impairments" in the Consolidated Statement of Operations for the year ended December 31, 1996. The unit was sold on May 7, 1997. (See Note 2).

OTHER ASSETS

          The excess of cost over the fair value of net tangible assets acquired in the acquisition of Triton Engineering Services Company ("Triton") is being amortized over nine years. Amortization expense for goodwill was $213,000 for each of the years ended December 31, 1998, 1997 and 1996. Accumulated amortization of goodwill was $709,000 and $496,000 at December 31, 1998 and 1997, respectively. Prepaid insurance is amortized over the terms of the insurance policies. Deferred debt issuance costs, which totaled $9,073,000 and $2,766,000 at December 31, 1998 and December 31, 1997, respectively, are being amortized over the life of the debt securities. Amortization related to debt issuance costs was $469,000, $493,000 and $526,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

REVENUE RECOGNITION

          Revenues generated from the Company's dayrate-basis drilling contracts are recognized as services are performed. The Company's turnkey drilling contracts are of a short-term, fixed fee nature, and accordingly, revenues and expenses are recognized using the completed contract method. The Company may receive lump-sum fees for the mobilization of equipment and personnel. The net of mobilization fees received and costs incurred to mobilize an offshore rig from one market to another is recognized over the term of the related drilling contract. Costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts are deferred and amortized to income over the term of the drilling contract. Provisions for future losses on turnkey contracts are recognized when it is probable that expenses to be incurred on a specific contract will exceed the revenue from the contract.

CONCENTRATION OF CREDIT RISK

          The primary market for the Company's services is the offshore oil and gas industry, and the Company's customers consist primarily of major oil companies, independent oil and gas producers and government-owned oil companies. The Company performs ongoing credit evaluations of its customers and generally does not require material collateral. The Company maintains reserves for potential credit losses when necessary. Results of operations and financial condition of the Company should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers' expenditures and budgets occur. These fluctuations can impact the Company's results of operations and financial condition as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of cash flow from the Company's operations.

          In 1998, one customer accounted for $68,892,000 of contract drilling services revenues and $27,694,000 of turnkey drilling services revenues, or a total of 12 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenue in 1998. No customers accounted for more than 10 percent of consolidated operating revenues in 1997 and 1996.

NET INCOME APPLICABLE TO COMMON SHARES PER SHARE

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


          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE DRILLING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The following table reconciles the basic and diluted earnings per share computations for income before extraordinary charge for the years ended December 31, 1998, 1997 and 1996:

                INCOME BEFORE
                EXTRAORDINARY      BASIC           BASIC          DILUTED        DILUTED
                    CHARGE         SHARES           EPS           SHARES           EPS
                ------------------------------------------------------------------------

       1998     $     162,032      131,203       $    1.24        132,269       $   1.23

       1997     $     263,882      131,791       $    2.00        133,455       $   1.98

       1996     $      79,297      108,290       $    0.68        109,581       $   0.67

          Included in diluted shares are common stock equivalents relating primarily to outstanding stock options covering 1,066,000, 1,664,000 and 1,291,000 shares for the years ended December 31, 1998, 1997 and 1996, respectively. Options to purchase 5,335,886 shares of common stock were not included in the 1998 computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock.

SUPPLEMENTAL CASH FLOW INFORMATION

                                                                YEAR ENDED DECEMBER 31,
                                                       -------------------------------------
                                                          1998          1997          1996
                                                       ---------     ---------     ---------
Cash paid during the period for:
  Interest (net of amounts capitalized) ..........     $   5,078     $  15,363     $  13,061
  Income taxes ...................................     $  42,228     $  49,737     $   6,471
Noncash investing and financing activities:
  Insurance financing agreement ..................     $   5,168     $  26,120     $   1,214
  Neddrill acquisition with common stock .........     $      --     $      --     $  50,000

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

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, we do not believe the effect of adoption will have a material effect on the Company's results of operations or financial position. (See Note 9).


NOTE 2 -- ACQUISITIONS, MERGERS AND DISPOSITIONS

        On July 1, 1996, the Company completed the agreement with Royal Nedlloyd N.V. ("Nedlloyd") to acquire the assets utilized in the offshore contract drilling, accommodation and other oil and gas exploration and production



          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE DRILLING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related service businesses of Nedlloyd's offshore drilling division ("Neddrill"), including the acquisition of $28,000,000 in net working capital, and the personnel employed by Neddrill. The purchase price was $300,000,000 in cash plus 5,000,000 shares of Noble Drilling common stock. The cash portion of the purchase price was financed by the issuance and sale of 21,850,000 shares of Noble Drilling common stock and $125,000,000 principal amount of 9 1/8% Senior Notes due 2006 (the "9 1/8% Senior Notes"). The net proceeds from the public offerings of securities in excess of the $300,000,000 cash portion of the purchase price were added to the Company's working capital.

          The Neddrill acquisition was accounted for using the purchase method of accounting and Neddrill's results of operations are included in the Consolidated Statements of Operations from the date of the acquisition. The respective assets and liabilities were recorded at their estimated fair values at the date of acquisition.

          The following table provides selected consolidated financial information for the Company on a pro forma basis assuming that the Neddrill acquisition, the issuance of 21,850,000 shares of common stock and $125,000,000 principal amount of the 9 1/8% Senior Notes and the application of the net proceeds therefrom had occurred on January 1, 1996. The unaudited pro forma information set forth below is not necessarily indicative of what the Company's results of operations would have been had the transactions been consummated as of January 1, 1996 nor is such information necessarily indicative of the Company's future results of operations.

                                                                       YEAR ENDED DECEMBER 31,
                                                                               1996
                                                                       -----------------------
                                                                            (Unaudited)

Operating revenues................................................      $          596,090
Net income applicable to common shares............................      $           83,705
Net income applicable to common shares per share - Diluted........      $             0.68


          In July 1998, the Company purchased the Shelf 6, a Friede & Goldman 9500 Enhanced Pacesetter design semisubmersible, for $24,100,000 in cash. As of December 31, 1998, the Company had spent an additional $3,700,000 in preparation to upgrade the unit for work in deeper water depths if the Company is able to secure a long-term drilling contract.

          In June 1998, the Company and its joint venture partner formed a liability company, which purchased the Ilion. (See Note 5).

          On May 7, 1997, the Company completed the sale of its 12 mat-supported jackup rigs for $268,818,000 in cash. The Company recognized a pre-tax gain of $197,676,000 in connection with the sale, which has been included in "Gains on sales of property and equipment, net of impairments" in the accompanying Consolidated Statement of Operations for the year ended December 31, 1997. Revenues, gross margin and operating income generated from the sold rigs were $35,155,000, $18,585,000 and $15,231,000, respectively, for the period from
January 1, 1997 through May 7, 1997.

          In December 1996, the Company completed the sale of its land drilling rigs and related assets for $60,000,000 in cash. The Company recognized a pre-tax gain of $45,414,000 in connection with the sale which has been included in "Gains on sales of property and equipment, net of impairments" in the Consolidated Statement of Operations for the year ended December 31, 1996. Revenues, gross margin and operating income generated from the sold rigs and assets were $24,637,000, $6,733,000 and $3,025,000, respectively, for the year ended December 31, 1996.

          The Company sold two of its posted barge rigs during the first quarter of 1996 for $19,000,000. The Company recorded pre-tax gains of $7,527,000 related to the sales of these posted barge rigs. Two other posted barge rigs were sold in August 1996 for $24,500,000 in cash and $7,500,000 in drill pipe credit. These two barges had been written down at March 31, 1996 to their estimated net realizable values based on then recent offers received for these assets from third parties, resulting in a pre-tax charge to earnings of $7,600,000. The gains on the sales of the four barge rigs net of the write-downs are included in "Gains on sales of property and equipment, net of impairments" in the Consolidated Statement of Operations for the year ended December 31, 1996.


          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE DRILLING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- MARKETABLE DEBT SECURITIES

          The Company classifies all of its debt securities with original maturities of more than three months as available for sale. These investments are classified as marketable securities within current assets on the Consolidated Balance Sheets. At December 31, 1998, the Company did not own any marketable securities. At December 31, 1997, the Company owned $16,455,000 of U.S. Government Obligations with a fair value of $16,471,000. The net unrealized gain of $16,000 is included in "Accumulated other comprehensive income" on the Consolidated Balance Sheet at December 31, 1997. Total realized gains (losses) related to short-term investments were $6,000, ($6,000) and ($7,000) for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 4 -- COMPREHENSIVE INCOME

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

          The following table sets forth the components of accumulated other comprehensive income:

                                                       UNREALIZED                   ACCUMULATED
                                         FOREIGN       (LOSSES) GAINS  MINIMUM          OTHER
                                         CURRENCY         ON           PENSION      COMPREHENSIVE
                                          ITEMS        SECURITIES     LIABILITY         INCOME
                                        ---------      ----------     ---------     ------------

Balance at January 1, 1997 ........     $    (882)     $     (35)     $      --      $    (917)
1997-period change ................          (245)            51             --           (194)
                                        ---------      ---------      ---------      ---------
Balance at December 31, 1997 ......        (1,127)            16             --         (1,111)
1998-period change ................           319            (16)        (1,470)        (1,167)
                                        ---------      ---------      ---------      ---------
Balance at December 31, 1998 ......     $    (808)     $      --      $  (1,470)     $  (2,278)
                                        =========      =========      =========      =========

NOTE 5 -- INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

          At December 31, 1998 the Company's investments in joint ventures consisted of a 41 percent interest in Arktik Drilling Limited, Inc. ("Arktik"), a 50 percent interest in the bareboat charter of the Noble Kolskaya which is operated by the Company under a term contract, and a 50 percent interest in Ilion LLC. The Company accounts for these investments using the equity method. Arktik is a Bahamian joint venture company that owns and operates the Noble Muravlenko and Ilion LLC is a domestic joint venture company that owns the Ilion. There were no distributions or dividends received during the years ended December 31, 1998 and 1997 from Arktik or Ilion LLC. Balances related to these joint ventures for 1998 and 1997 are reflected in the table below:

                                                                 1998         1997
                                                             -----------   --------
Equity in (loss) earnings of joint ventures (1)...........   $   (2,752)   $     78
Investment in joint ventures..............................       10,761         688
Advances to joint ventures (2)............................       37,509      20,409
Receivable from other joint venturer (3)..................        5,163       3,900

----------------

(1) Balance included in "Other, net" in the Consolidated Statements of Operations. There were no equity earnings in 1996.

(2) Balance included in "Investments in and advances to joint ventures" in the Consolidated Balance Sheets.

(3)  Balance included in "Other current assets" in the Consolidated Balance
     Sheets.


          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE DRILLING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Noble Muravlenko commenced operations in the fourth quarter of 1997 offshore Brazil for Petroleo Brasiliero S.A. ("Petrobras"). The contract with Petrobras is for five years with a one-year option to extend by Petrobras. The terms of the $12,000,000 note receivable from Arktik provide for repayment by Arktik over the term of Petrobras contract.

         The Noble Kolskaya continues operations under a three-year contract following its conversion from accommodation mode into drilling mode during the second quarter of 1997. The total cost of this conversion was approximately $16,100,000.

         In June 1998, the Company and its joint venture partner formed Ilion LLC, a limited liability company, which purchased the Ilion, a Friede & Goldman 9500 Enhanced Pacesetter design submersible. The Company acquired an initial 50 percent equity interest in Ilion LLC for an initial investment in the joint venture of $12,825,000. In addition, the Company has funded $17,100,000 to Ilion LLC in the form of a promissory note that is convertible at the election of the Company into an additional 20 percent equity interest.

NOTE 6 -- DEBT

         The Company has outstanding $125,000,000 principal amount of 9 1/8% Senior Notes which mature on July 1, 2006. Interest is payable on each January 1 and July 1 and the 9 1/8% Senior Notes are redeemable by the Company, beginning July 1, 2001 at a specified declining premium plus accrued interest. The indenture governing the 9 1/8% Senior Notes contains certain restrictive covenants, including restrictions on dividends and certain investments and limitations on certain sale and lease-back transactions, transactions with affiliates, and mergers or consolidations.

         In 1997, the Company entered into financing agreements with Transamerica Insurance Finance Corporation related to the renewal of its Marine Package, Protection and Indemnity and General Liability insurance policies for periods of 33 months, nine months and 21 months, respectively. Over the course of 1997, the Company financed a total of $26,120,000 related to these insurance policies. The fixed annual interest rates on the debt related to the Marine Package, Protection and Indemnity and General Liability insurance policies are
5.94 percent, 4.85 percent and 5.68 percent, respectively. In 1998, the Company financed $3,639,000 with Cananwill, Inc. relating to a Protection and Indemnity policy for 12 months. The fixed annual interest rate on this debt is 4.95 percent. The total amount of insurance financing outstanding at December 31, 1998 includes $2,241,000, which is included in "Long-term debt", and $10,313,000, which is included in "Short-term debt and current installments of long-term debt", in the accompanying Consolidated Balance Sheet.

         In July 1998, Noble Drilling (Paul Wolff) Ltd., an indirect, wholly owned subsidiary of the Company and owner of the Noble Paul Wolff, issued $145,000,000 principal amount of its fixed rate senior secured notes (the "Wolff Notes") in three series. The Wolff Notes bear interest at rates of 6.43 percent to 6.55 percent per annum. One series of the Wolff Notes matures on December 1, 2001 ($40,000,000 principal amount) and the other two series mature on December 1, 2004. Principal and interest payments are payable quarterly on the first day of September, December, March and June except that the first two quarterly payments were (and the quarterly payments thereafter through September 1, 2001 in the case of one series are) interest only. The Wolff Notes are guaranteed by Noble Drilling and are secured by a first naval mortgage on the Noble Paul Wolff. The Wolff Notes can be prepaid, in whole or in part, at a premium at any time after June 1, 2001.

         In December 1998, Noble Drilling (Paul Romano) Inc., an indirect, wholly owned subsidiary of the Company and owner of the Noble Paul Romano, issued $112,250,000 principal amount of its fixed rate senior secured notes (the "Romano Notes") in two series (the "Series A Notes" and the "Series B Notes"). The Series A Notes bear interest at 6.33 percent per annum and the Series B Notes bear interest at 6.09 percent per annum. The Series A Notes require principal and interest payments over 60 months beginning on January 20, 1999. The Series B Notes are interest only for the first 59 months with a balloon principal payment in month 60. The Romano Notes are secured by a first naval mortgage on the Noble Paul Romano and are non-recourse except to the issuer thereof. The Romano Notes can be prepaid, in whole or in part, at a premium at any time. Pursuant to the trust indenture and security agreement under which the Romano Notes are issued, Noble Drilling (Paul Romano) Inc. is restricted from incurring any indebtedness other than the Romano Notes and the Noble Paul Romano may not be mortgaged to secure any debt other than the Romano Notes. Pursuant to the trust indenture, the Company was required to deposit


          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE DRILLING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an amount into two separate accounts, subject to control of a third-party trustee, to prepay the first month's principal and interest payment and provide an additional debt reserve balance equal to two months of debt service. Such amount totaled $5,871,000 at December 31, 1998 and is included in "Restricted cash" in the Consolidated Balance Sheet.

          In December 1998, Noble Drilling (Jim Thompson) Inc., an indirect, wholly owned subsidiary of the Company and owner of the Noble Jim Thompson, issued $115,000,000 principal amount of its fixed rate senior secured notes (the "Thompson Notes") in four series. The Thompson Notes bear interest at rates of
5.93 percent to 7.25 percent per annum. Series A of the Thompson Notes matures on April 1, 2002 ($15,000,000 principal amount), Series B matures on October 1, 2004 ($40,000,000 principal amount), Series C matures on January 1, 2009 ($40,000,000 principal amount) and Series D matures on January 1, 2009 ($20,000,000 principal amount). Principal and interest payments are payable quarterly on the first day of April, July, October and January except that the first two quarterly payments are interest only for all the notes. The quarterly payments for each series of the Series B, C and D Notes are interest only until the repayment in full of the prior series. The Thompson Notes are guaranteed by Noble Drilling and are secured by a first naval mortgage on the Noble Jim Thompson and, until completion of its conversion to an EVA-4000(TM) semisubmersible, a first preferred mortgage on the Noble John Sandifer, and a first preferred fleet mortgage on the Noble Bill Jennings, Noble Tom Jobe and Noble Eddie Paul. The Thompson Notes can be prepaid, in whole or in part, at a premium at any time after January 1, 2001.

         The Company issued $125,000,000 principal amount of 9 1/4% Senior Notes Due 2003 (the "9 1/4% Notes") in 1993. The Company purchased $11,000,000 principal amount of the 9 1/4% Notes in 1996, resulting in an extraordinary charge of $660,000, net of taxes of $355,000. The Company purchased an additional $29,555,000 principal amount of the 9 1/4% Notes in 1997, resulting in an extraordinary charge of $1,704,000, net of taxes of $918,000. Thereafter in 1997 the Company made a tender offer pursuant to which it purchased an additional $81,330,000 principal amount of the 9 1/4% Notes. This resulted in an extraordinary charge of $4,981,000, net of taxes of $2,682,000. The Company redeemed the remaining $3,115,000 principal amount of 9 1/4% Notes in December 1998 and there was no extraordinary charge recognized as a result of the redemption.

         Annual maturities of long-term debt are $47,559,000 due in 1999, $47,146,000 due in 2000, $47,828,000 due in 2001, $55,431,000 due in 2002,
$80,580,000 due in 2003 and $229,857,000 thereafter.

         The following table summarizes the Company's long-term debt:

                                                                                     DECEMBER 31,
                                                                        --------------------------------------
                                                                             1998                     1997
                                                                        --------------          --------------
9 1/8% Senior Notes due 2006, net of unamortized discount of
  $175 in 1998 and $198 in 1997...................................      $      124,825          $      124,802
Project Financings:
  Wolff Notes.....................................................             145,000                      --
  Romano Notes....................................................             112,250                      --
  Thompson Notes..................................................             115,000                      --
Insurance financing...............................................              11,326                  18,417
9 1/4% Senior Notes due 2003......................................                  --                   3,115
                                                                        --------------          --------------
                                                                               508,401                 146,334
Current installments..............................................             (47,559)                 (8,195)
                                                                        --------------          --------------
                                                                        $      460,842          $      138,139
                                                                        ==============          ==============

         The fair value of the Company's long-term debt at December 31, 1998 was $522,801,000, based on the quoted market prices for similar issues or on the current rates offered to the Company for debt of similar remaining maturities.

NOTE 7 -- CREDIT FACILITIES

          The Company has an unsecured revolving bank credit facility totaling $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $40,000,000, through August 14, 2002. The Company is required to maintain various affirmative and negative covenants relating to interest coverage, fleet market value and net worth. The Credit Agreement contains restrictive covenants, including restrictions on incurring additional indebtedness, and restrictions on permitting additional liens, payment of dividends, transactions with affiliates, and mergers or consolidations. As of December 31, 1998, the Company had an outstanding balance of $100,000,000 under the Credit Agreement and $3,792,000 had been used to support outstanding letters of credit. As of December 31, 1998, $96,208,000 remained available under the Credit Agreement. Additionally, at December 31, 1998, $24,605,000 of outstanding letters of credit had been supported through a


          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE DRILLING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


combination of unsecured letter of credit facilities and surety bonds. The interest rate on borrowings under the credit agreement was 5.98 percent per annum at December 31, 1998.

NOTE 8 -- SHAREHOLDERS' EQUITY

         The company issued and sold 21,850,000 shares of common stock in 1996 in an underwritten public offering which produced net proceeds of $272,033,000, after deducting the underwriting discount and other related costs. These proceeds and the net proceeds from the issuance and sale of the 9 1/8% Senior Notes were used to purchase Nedrill (see note 2) and for general corporate purposes.

STOCKHOLDER RIGHTS PLAN

         The Company has adopted a stockholder rights plan designed to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive takeover tactics to gain control of the Company without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, one right ("Right") is attached to each share of Noble Drilling common stock. Each Right will entitle the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $120.00. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 15 percent or more of Noble Drilling common stock. The Rights expire on July 10, 2005.

NOTE 9 -- FINANCIAL INSTRUMENTS

         The Company operates internationally which results in exposure to foreign currency risk. The Company denominates its contracts predominantly in U.S. Dollars to mitigate the exposure to fluctuations in foreign currencies. The Company periodically uses foreign exchange derivative instruments or spot purchases to hedge its known liabilities in foreign currencies to reduce the impact of foreign currency gains and losses in its financial results. It is the Company's policy not to enter into derivative transactions for speculative purposes. Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. To qualify for hedge accounting, the contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects that substantially offset those of the position being hedged. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in the market value of the derivative instrument. During 1998, the Company entered into various foreign currency exchange contracts. These contracts expired monthly throughout 1998 and required the Company to exchange U.S. Dollars for Dutch Guilders and British Pounds Sterling totaling $33,800,000 and $24,700,000, respectively. There were no material gains or losses recognized in the year ended December 31, 1998. At December 31, 1998 there were no open foreign exchange derivative hedges. The Company did not utilize foreign exchange derivative instruments in 1997.

         In connection with 1998 project financings for the Noble Paul Wolff, Noble Paul Romano and Noble Jim Thompson EVA-4000TM semisubmersible conversions, the Company entered into interest rate swap contracts to minimize exposure to interest rate increases during the period prior to funding. Neither the Company nor the counterparties, which were prominent bank institutions, were required to collateralize their respective obligations under the interest rate swaps. A summary of the interest rate swap contracts is as follows:

                         NOTIONAL          SETTLEMENT        AMOUNT RECEIVED (PAID)
PROJECT FINANCING         AMOUNT              DATE             AT SETTLEMENT DATE
-----------------         ------              ----             ------------------

Noble Paul Wolff      $   145,000        June 8, 1998           $      311
Noble Jim Thompson        137,750        November 3, 1998           (3,837)
Noble Paul Romano          16,875        December 14, 1998            (741)

The amounts received or paid at settlement of the interest rate swap contracts have been deferred and are classified as "Other assets" in the accompanying Consolidated Balance Sheet at December 31, 1998. Such amounts will be



          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE DRILLING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized over the term at the respective project financings as an adjustment to the underlying yield of the financial instrument. (See Note 6).

NOTE 10 -- STOCK-BASED COMPENSATION PLANS

         The Company has several stock-based compensation plans, which are described below. Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). As permitted by SFAS 123, the Company has chosen to continue using the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion 25. Accordingly, no compensation expense has been recognized for stock option awards.

1991 STOCK OPTION AND RESTRICTED STOCK PLAN

         The Company's 1991 Stock Option and Restricted Stock Plan, as amended (the "1991 Plan"), provides for the granting of options to purchase the Company's common stock, with or without stock appreciation rights ("SAR's"), and the awarding of shares of restricted stock to selected employees. At December 31, 1998, 1,740,286 shares were available for grant or award under the 1991 Plan. In general, all options granted under the 1991 Plan have a term of 10 years, an exercise price equal to the fair market value of the common stock on the date of grant and vest one-third annually, commencing one year after the grant date.

1992 NONQUALIFIED STOCK OPTION PLAN

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

         A summary of the status of the Company's stock options under both the 1991 Plan and 1992 Plan as of December 31, 1998, 1997 and 1996 and the changes during the year ended on those dates is presented below (actual amounts):

                                                       1998                           1997                          1996
                                           --------------------------     --------------------------     --------------------------
                                            NUMBER OF       WEIGHTED      NUMBER OF       WEIGHTED       NUMBER OF       WEIGHTED
                                            SHARES          AVERAGE        SHARES         AVERAGE         SHARES          AVERAGE
                                           UNDERLYING       EXERCISE      UNDERLYING      EXERCISE       UNDERLYING      EXERCISE
                                            OPTIONS          PRICE         OPTIONS          PRICE         OPTIONS          PRICE
                                           ----------      ----------     ----------      ----------     ----------      ----------
Outstanding at beginning of the year .      4,309,696      $    13.72      3,607,403      $     7.14      2,904,747      $     5.43
Granted ..............................      3,776,618           22.49      1,804,500           23.15      1,376,100            9.97
Exercised ............................       (348,880)           7.95       (858,213)           6.28       (515,281)           5.05
Forfeited ............................       (146,961)          22.10       (243,994)          11.97       (158,163)           7.36
                                           ----------      ----------     ----------      ----------     ----------      ----------
Outstanding at end of year ...........      7,590,473      $    18.23      4,309,696      $    13.72      3,607,403      $     7.14
                                           ==========      ==========     ==========      ==========     ==========      ==========
Exercisable at end of year ...........      2,430,715      $    10.58      1,496,289      $     6.52      1,537,250      $     5.64
                                           ==========      ==========     ==========      ==========     ==========      ==========

         The following table summarizes information about stock options outstanding at December 31, 1998 (actual amounts).

                                          OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                          ---------------------------------------------------   -------------------------------
                                                WEIGHTED
                                                 AVERAGE          WEIGHTED                           WEIGHTED
   RANGE OF EXERCISE          NUMBER            REMAINING          AVERAGE         NUMBER             AVERAGE
        PRICES              OUTSTANDING       LIFE (YEARS)     EXERCISE PRICE    EXERCISABLE      EXERCISE PRICE
----------------------    --------------   ----------------   ---------------   --------------    --------------
$  1.72   to    $ 5.00           265,950          3.21           $   3.27           265,950         $    3.28
$  5.19   to    $14.00         1,949,557          6.15               7.87         1,596,370              7.42
$ 14.25   to    $28.31         5,337,466          9.02              22.55           568,395             22.90
$ 32.50                           37,500          9.30              32.50                --                --
----------------------    --------------   -----------------  ---------------   -----------         ---------
$  1.72   to    $32.50         7,590,473          8.11           $  18.23         2,430,715         $   10.58
                          ==============   =================  ===============   ===========         =========


          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE DRILLING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Additional disclosures required by SFAS 123 are as follows:

                                                                    DECEMBER 31,
                                                       ------------------------------------
                                                         1998          1997           1996
                                                       --------      --------      --------
Weighted average fair value per option granted ...     $  12.01      $  10.58      $   4.39

Valuation assumptions:
  Expected option term (years) ...................            5             5             5
  Expected volatility ............................        38.06%        41.27%        40.85%
  Expected dividend yield ........................            0%            0%            0%
  Risk-free interest rate ........................         5.16%         6.20%         5.30%

         The following table reflects pro forma net income and earnings per share had we elected to adopt the fair value approach of SFAS 123:

                                                             YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                           1998          1997          1996
                                                       -----------    ----------    ----------
Pro forma effects:
Net income ........................................     $  152,113     $  253,077     $   71,045
Earnings per share
  Basic ...........................................     $     1.16     $     1.92     $     0.66
  Diluted .........................................     $     1.15     $     1.90     $     0.65

OTHER STOCK BASED COMPENSATION

         In July 1996, a subsidiary of Noble Drilling granted SAR's covering 309,500 shares of Noble Drilling common stock. The SAR's, which are payable solely in cash, have a five year term, an exercise price of fair market value on the date of grant and vested fully in July 1997. In January 1998, we entered into a Deed of Trust with Guiness Flight Trustees SARL to act as trustee of the Company's Share Appreciation Rights Trust (the "Trust"). The Trust was established to fund our obligation to pay the employees upon the exercise of their SAR's. Pursuant to the Trust, 248,000 shares of the Company's common stock, representing the number of SAR's outstanding, were transferred to the Trust in January 1998. The Company recognized compensation expense of $0, $3,500,000 and $776,000 for the years ended December 31, 1998, 1997 and 1996, respectively, related to SAR's.

         In July 1996, the Company awarded 58,863 shares of restricted (i.e., nonvested) common stock pursuant to the 1991 Plan to selected employees. One-half of these shares vested on each of the first and second anniversaries of the award date. In January 1998, the Company awarded 22,000 shares of restricted stock to selected employees that vest 20 percent per year over a five year period commencing on the first anniversary date of the award.

         Additionally, the Company has awarded performance restricted shares pursuant to the 1991 Plan. In general, the performance restricted shares have a three-year performance period from the date of award. The actual number of shares awarded and available for vesting may vary depending on the degree of achievement of certain specified corporate performance criteria over the three-year performance period. The number of shares awarded as so determined then vests (subject only to future employment) at the rate of one-third thereof each year, on each succeeding March 31. Nonvested shares will be forfeited.


          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE DRILLING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A summary of the restricted share and performance restricted share awards and the amounts recognized as compensation expense for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                                1998          1997          1996
                                                                           -------------  -----------   -----------
Restricted shares:
  Shares awarded.........................................................       22,000             --        58,863
  Share price at award date..............................................  $     28.25             --    $    14.13
Performance Restricted Shares:
  Shares awarded.........................................................           --         90,500       105,250
  Share price at award date..............................................           --    $     21.00    $     8.88
Compensation expense recognized..........................................  $       835    $     3,536    $      161

NOTE 11 -- INCOME TAXES


         The components of and changes in the net deferred taxes were as follows:

                                                                DECEMBER 31,     DECEMBER 31,
                                                                   1998              1997
                                                                ---------          ----------
Deferred tax assets:
  Domestic ...............................................       $     --          $     --
  International:
    Net operating loss carryforwards .......................        3,130             4,580
    Tax basis of assets in excess of book basis ............          964             1,758
                                                                 --------          --------
Deferred tax assets ........................................     $  4,094          $  6,338
                                                                 ========          ========

Deferred tax liabilities:
  Domestic:
    Excess of net book basis over remaining tax basis ......     $(45,596)         $(54,768)
    Other, net .............................................           --            (1,951)
  International:
    Excess of net book basis over remaining tax basis ......      (14,471)           (7,512)
                                                                 --------          --------
Deferred tax liabilities ...................................     $(60,067)         $(64,231)
                                                                 ========          ========


         Income before income taxes and extraordinary items consisted of the following:


                                            YEAR ENDED DECEMBER 31,
                                   ----------------------------------------
                                      1998           1997            1996
                                   ----------     ----------     ----------

Domestic .....................     $  106,552     $  265,122     $   94,096
International ................        124,367        114,491          7,863
                                   ----------     ----------     ----------
Total ........................     $  230,919     $  379,613     $  101,959
                                   ==========     ==========     ==========

         The income tax provision consisted of the following:

                                             YEAR ENDED DECEMBER 31,
                                   ------------------------------------------
                                      1998            1997             1996
                                   ----------      ----------      ----------

Current - domestic ...........     $   49,506      $   50,153      $    2,322
Current - international ......         20,509          16,757          13,744
Deferred - domestic ..........        (10,331)         50,780           3,288
Deferred - international .....          9,203          (1,959)          3,308
                                   ----------      ----------      ----------
Total ........................     $   68,887      $  115,731      $   22,662
                                   ==========      ==========      ==========

          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE DRILLING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A reconciliation of Federal statutory and effective income tax rates is shown below:

                                                                                YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------------
                                                                        1998               1997           1996
                                                                  ----------------    -------------  --------------

Statutory rate....................................................          35%              35%            35%
Effect of:
International tax rates which are different than the U.S. rate....         (7.2)             (6.2)          14.7
  Other...........................................................          2.0               1.7            2.3
  U.S. operating loss carryforward/carryback benefit..............            -                 -          (29.1)
  Canadian operating loss carryforward benefit....................            -                 -           (0.7)
                                                                     -----------       ----------      ----------
Total.............................................................         29.8%             30.5%          22.2%
                                                                     ===========       ===========     ==========

         The Company had available at December 31, 1996, unused investment tax credits of $669,000, which were used to offset 1997 U.S. taxes payable. In addition, Noble Drilling had net operating loss carryforwards ("NOL's") for tax purposes of approximately $94,253,000 at December 31, 1996, which were fully utilized in 1997.

         Applicable U.S. income and foreign withholding taxes have not been provided on undistributed earnings of the Company's international subsidiaries. Management does not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income taxes would not be material. At December 31, 1998, the estimated deferred tax liability associated with the undistributed earnings of the Company's international subsidiaries is approximately $6,000,000.


NOTE 12 -- EMPLOYEE BENEFIT PLANS

         The Company has a noncontributory defined benefit plan which covers substantially all salaried employees and a noncontributory defined benefit pension plan which covers certain field employees. The benefits from these plans are based primarily on years of service and employees' compensation near retirement. The Company's funding policy is consistent with funding requirements of applicable laws and regulations. The assets of these plans consist of corporate equity securities, municipal and government bonds, and cash equivalents. The Company, when required, makes cash contributions to the domestic plan. As of September 30, 1998, the domestic plan assets included $1,669,000 of Noble Drilling's common stock valued at fair value at that date. The Company changed the measurement date of the plan to September 30 beginning in 1995. This change did not have a material impact to the financial results of the Company.

         Each of Noble Drilling (U.K.) Limited, Nedstaff Europe Ltd. and Noble Drilling (Nederland) B.V., wholly owned subsidiaries of Noble Drilling, maintains pension plans which cover all of their salaried, nonunion employees. Benefits are based on credited service and the average of the highest three years of qualified salary within the past ten years of participation.

         Pension cost includes the following components:

                                                                    YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------------------------------
                                              1998                             1997                           1996
                                 -----------------------------   -----------------------------   -----------------------------
                                 INTERNATIONAL      DOMESTIC     INTERNATIONAL      DOMESTIC     INTERNATIONAL     DOMESTIC
                                 -------------    ------------   -------------    ------------   -------------    ------------
Service cost ..................   $      2,793    $      1,965    $      2,498    $      1,520    $        523    $      1,589
Interest cost .................          1,233           2,334           1,030           2,094             726           2,023
Return on plan assets .........         (1,587)         (3,429)         (1,264)         (2,436)           (928)         (4,500)
Amortization of prior service
  cost ........................             --              65              --             (10)             --             (10)
Amortization of transition
  obligation (asset) ..........            151            (456)             93            (456)            (55)           (456)
Recognized net actuarial
  loss ........................            105              --               6             183              --           3,073
                                  ------------    ------------    ------------    ------------    ------------    ------------
Net pension expense ...........   $      2,695    $        479    $      2,363    $        895    $        266    $      1,719
                                  ============    ============    ============    ============    ============    ============

          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE DRILLING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The funded status of the plans is as follows:

                                                                         AS OF DECEMBER 31,
                                                -----------------------------------------------------------------
                                                            1998                              1997
                                                ------------------------------    -------------------------------
                                                INTERNATIONAL       DOMESTIC      INTERNATIONAL       DOMESTIC
                                                --------------   -------------    --------------   --------------
Funded status ...............................   $      (7,062)   $        (222)   $        (773)   $       7,372
Unrecognized net gain (loss) ................           4,798            2,821           (2,291)          (3,051)
Unrecognized prior service cost .............              --            1,914               --              801
Unrecognized transition obligation (asset) ..           2,256             (142)           2,364            (597)
                                                -------------    -------------    -------------    -------------
Net amount recognized .......................   $          (8)   $       4,371    $        (700)   $       4,525
                                                =============    =============    =============    =============

         Amounts recognized in the Consolidated Balance Sheet consist of:

                                                                        AS OF DECEMBER 31,
                                                ----------------------------------------------------------------
                                                             1998                              1997
                                                ------------------------------    ------------------------------
                                                INTERNATIONAL      DOMESTIC       INTERNATIONAL      DOMESTIC
                                                -------------    -------------    -------------    -------------
Prepaid benefit cost ........................   $         353    $       4,353    $          --    $       4,525
Accrued benefit liability ...................          (3,039)          (2,846)          (1,655)            (587)
Intangible asset ............................           1,279            2,001              955              587
Accumulated other comprehensive income ......           1,399              863               --               --
                                                -------------    -------------    -------------    -------------
Net amount recognized .......................   $          (8)   $       4,371    $        (700)   $       4,525
                                                =============    =============    =============    =============

         A reconciliation of the changes in projected benefit obligations is as follows:

                                                                        AS OF DECEMBER 31,
                                                ----------------------------------------------------------------
                                                             1998                              1997
                                                ------------------------------    ------------------------------
                                                INTERNATIONAL      DOMESTIC       INTERNATIONAL      DOMESTIC
                                                -------------    -------------    -------------    -------------
Benefit obligation at beginning of year .....   $      18,729    $      31,010    $      12,886    $      27,126
Service cost ................................           2,793            1,965            2,498            1,520
Interest cost ...............................           1,233            2,334            1,030            2,094
Actuarial losses ............................           5,571            2,652            2,212              955
Benefits paid ...............................            (398)          (1,625)            (329)          (1,535)
Contributions ...............................             496               --              432               --
Other .......................................              --            1,178               --              850
                                                -------------    -------------    -------------    -------------
Benefit obligation at end of year ...........   $      28,424    $      37,514    $      18,729    $      31,010
                                                =============    =============    =============    =============

         A reconciliation of the changes in fair value of plan assets is as follows:

                                                                         AS OF DECEMBER 31,
                                                ----------------------------------------------------------------
                                                             1998                              1997
                                                ------------------------------    ------------------------------
                                                INTERNATIONAL      DOMESTIC       INTERNATIONAL      DOMESTIC
                                                -------------    -------------    -------------    -------------
Fair value of plan assets at beginning of year  $      17,956    $      38,382    $      11,880    $      26,656
Actual return on plan assets .................            (20)             109            3,585           12,890
Employer contribution ........................          3,451              426            2,503              371
Plan participants' contribution ..............            496               --              432               --
Benefits and expenses paid ...................           (521)          (1,625)            (444)          (1,535)
                                                -------------    -------------    -------------    -------------
Fair value of plan assets at end of year .....  $      21,362    $      37,292    $      17,956    $      38,382
                                                =============    =============    =============    =============

         The projected benefit obligations for the international and domestic plans were determined using an assumed discount rate of 5.25 percent and 6.50 percent, respectively, in 1998, 6.75 percent and 7.25 percent, respectively, in 1997 and 8.25 percent and 7.5 percent, respectively, in 1996. Assumed long-term rate of return on international plan assets was 6.0 percent, 7.5 percent and 9.0 percent for 1998, 1997 and 1996, respectively. Assumed long-term rate of return on domestic plan assets was 9.0 percent in each of the years presented. The projected benefit obligations for the international plan assume a compensation increase of 3.0 percent, 4.5 percent and 6.0 percent for 1998, 1997 and 1996, respectively, and 4.0 percent per annum for the domestic plan in 1998 and 6.0 percent in each of the years 1997 and 1996.


          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE DRILLING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company presently sponsors a 401(k) savings plan, medical and other plans for the benefit of its employees. The cost of maintaining these plans aggregated $11,021,000, $11,868,000 and $8,912,000 in 1998, 1997 and 1996,
respectively.

         The Company does not provide post-retirement benefits (other than pensions) or any post-employment benefits to its employees.

NOTE 13 -- COMMITMENTS, CONTINGENCIES AND OBLIGATIONS

         The Company is a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to the Company's financial position, results of operations or cash flows.

         The Company has entered into agreements with several vendors to purchase or construct equipment for the conversion of rigs. These agreements generally require non-refundable payments as certain milestones are met. The amount of such payments totaled $192,831,000 through December 31, 1998. As of December 31, 1998, the Company also had purchase commitments of $31,914,000 with a remaining term in excess of one year related to rig conversion projects. In the event the Company were to cancel the purchase commitments, the ultimate amounts refunded would be subject to negotiation. These expenditures will be funded from operating cash flows, existing cash balances, available lines of credit and project financing.

         At December 31, 1998, the Company had certain noncancellable long-term operating leases, principally for office space and facilities, with various expiration dates. Future minimum rentals under such leases aggregate $1,485,000 for 1999, $656,000 for 2000, $87,000 for 2001, $30,000 for 2002 and $2,207,000
thereafter. Rental expense for all operating leases was $2,729,000, $5,583,000 and $4,377,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 14 -- UNAUDITED INTERIM FINANCIAL DATA

         Unaudited interim financial information for the years ended December 31, 1998 and 1997 is as follows:

                                                                           QUARTER ENDED
                                                     ---------------------------------------------------------
1998                                                    MAR. 31       JUNE 30        SEPT. 30       DEC. 31
                                                     ------------   ------------   ------------   ------------

Operating revenues ...............................   $    189,036   $    216,228   $    195,049   $    187,928
Operating income .................................   $     66,315   $     70,305   $     48,401   $     44,750
Net income .......................................   $     46,229   $     50,404   $     32,616   $     32,783
 Net income per share:
  Basic ..........................................   $       0.35   $       0.38   $       0.25   $       0.25
  Diluted ........................................   $       0.35   $       0.38   $       0.25   $       0.25


                                                                           QUARTER ENDED
                                                     ---------------------------------------------------------
1997                                                    MAR. 31       JUNE 30        SEPT. 30       DEC. 31
                                                     ------------   ------------   ------------   ------------

Operating revenues ...............................   $    168,715   $    184,992   $    171,636   $    187,852
Operating income (1) .............................   $     35,062   $    242,877   $     43,647   $     59,761
Income before extraordinary charge ...............   $     23,648   $    161,700   $     33,481   $     45,053
Earnings per common share:
 Income before extraordinary charge: (1)
  Basic ..........................................   $       0.18   $       1.22   $       0.25   $       0.34
  Diluted ........................................   $       0.17   $       1.21   $       0.25   $       0.34

(1) Included in the quarter ended June 30, 1997 is a non-recurring gain of $197,676,000, or $128,489,000 net of tax ($0.97 per basic and $0.96 per diluted share), relating to the sale of the Company's 12 mat-supported jackup rigs.


          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE DRILLING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -- SEGMENT AND RELATED INFORMATION

         The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), in 1998 which changes the way the Company reports information about its operating segments.

         The Company is a provider of diversified services for the oil and gas industry. The Company's reportable segments consist of the primary services provided by the Company. These services include offshore contract drilling, turnkey drilling and labor contract services. Although each of these services is generally influenced by the same economic factors, they each represent a distinct service to the oil and gas industry. Offshore contract drilling services is then separated into international and domestic contract drilling segments since there are certain economic risks associated with each of these geographic markets and the Company's management makes decisions based on these markets accordingly.

         The international contract drilling segment conducts contract drilling services in the North Sea, Africa, South America, Mexico, the Middle East and India, whereas domestic contract drilling is conducted in the U.S. Gulf of Mexico. Turnkey drilling operations consist of the coordination of all equipment, materials, services and management to drill a well to a specified depth for a fixed price. Turnkey drilling operations are conducted primarily in the U.S. Gulf of Mexico. Under its labor contracts, the Company provides the personnel necessary to manage and perform drilling operations from drilling platforms owned by the operator. The Company currently has labor contract agreements in the U.K. North Sea and off the east coast of Canada.

         The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1). All intersegment sales pricing is based on current market conditions. The Company evaluates the performance of its operating segments based on operating revenues and earnings.

          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE DRILLING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Summarized financial information of the Company's reportable segments for the year ended December 31, 1998, 1997 and 1996 is shown in the following table. The "Other" column includes results of domestic land drilling operations for 1996 only, results of other insignificant operations and corporate related items.

                                        INTERNATIONAL   DOMESTIC
                                          CONTRACT      CONTRACT       LABOR        TURNKEY
                                          DRILLING      DRILLING      CONTRACT      DRILLING
                                          SERVICES      SERVICES      SERVICES      SERVICES        OTHER           TOTAL
                                        -----------    -----------   -----------   -----------    -----------    -----------
1998:
Revenues from external customers ....   $   483,086    $   122,027   $    70,242   $   113,171    $      (285)   $   788,241
Intersegment revenues ...............            --          1,683            --           391             --          2,074
Depreciation and amortization .......        53,905         13,144         1,843           171          2,628         71,691
Interest expense ....................        11,205          2,805            61            --         (8,890)         5,181
Equity in (loss) of
    unconsolidated subsidiaries .....        (2,752)            --            --            --             --         (2,752)
Segment profit (loss) ...............       144,460         33,184         8,767       (11,676)       (12,595)       162,140
Total assets (4).....................     1,152,515        923,461        35,453         7,848         59,355      2,178,632
Capital expenditures ................        87,171        444,349            28            --          9,023        540,571

1997:
Revenues from external customers ....   $   349,256    $   123,497   $    55,902   $   184,540    $        --    $   713,195
Intersegment revenues ...............        10,826         13,253            --            --             --         24,079
Depreciation and amortization .......        57,835          9,763         1,194           927          4,326         74,045
Interest expense ....................        10,273          3,333           358            32         (1,102)        12,894
Equity in earnings of
    unconsolidated subsidiaries .....            78             --            --            --             --             78
Gain on sale of mat rigs ............         2,177        109,177            --            --         86,322        197,676
Segment profit (1) ..................        88,949        109,849         7,463         1,108         50,103        257,472
Total assets (4).....................       947,086        420,598        33,531        39,170         65,426      1,505,811
Capital expenditures ................        97,064        286,031         4,435           443          3,092        391,065

1996:
Revenues from external customers ....   $   203,597    $   125,793   $    38,392   $   121,612    $    24,859    $   514,253
Intersegment revenues ...............           116         20,179            --         1,339             --         21,634
Depreciation and amortization .......        30,685         15,198           690           912          4,674         52,159
Interest expense ....................         9,730          4,183            67           112          4,666         18,758
Gain on sale of land assets .........            --             --            --            --         45,414         45,414
Segment profit (loss) (2) ...........       (23,530)        40,317         3,921        15,489         37,127         73,324
Total assets (3) (4).................       804,535        270,450        22,169        35,776        234,243      1,367,173
Capital expenditures ................       158,059         51,593           923         1,069          5,243        216,887

(1) Segment profit (loss) for 1997 includes the effect of a gain on the sale of mat-supported rigs. The gain, net of taxes, is included in International Contract Drilling Services profit, Domestic Contract Drilling Services profit and Other profit for $2,177,000, $70,965,000 and $55,347,000, respectively.

(2) Other profit for 1996 includes the effect of a gain on the sale of land assets of $29,155,000, net of taxes.

(3) Other total assets for 1996 include cash and cash equivalents and marketable securities of $144,714,000.

(4) Total assets for the International Contract Drilling Services segment includes $10,761,000, $688,000 and $410,000 of investments in joint ventures at December 31, 1998, 1997 and 1996, respectively.

          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

NOBLE DRILLING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table is a reconciliation of reportable segment profit or loss to the Company's consolidated totals.

                                                     1998         1997         1996
                                                   ---------    ---------    ---------
PROFIT OR LOSS
Total profit for reportable segments ...........   $ 162,140    $ 257,472    $  73,324
Elimination of intersegment (losses) profits ...        (108)        (275)        (727)
                                                   ---------    ---------    ---------
   Total consolidated net income ...............   $ 162,032    $ 257,197    $  72,597
                                                   =========    =========    =========

         The following tables present revenue and identifiable assets by country based on the location of the service provided.

                                          REVENUES                         IDENTIFIABLE ASSETS
                            ------------------------------------   ------------------------------------
                               1998         1997         1996         1998         1997         1996
                            ----------   ----------   ----------   ----------   ----------   ----------

United States ...........   $  206,838   $  254,213   $  262,041   $  953,935   $  519,079   $  515,576
Brazil ..................       29,261       33,312        8,722      325,176      146,613       57,833
Canada ..................       15,381        8,153       10,107       10,476       12,489        8,077
Denmark .................       33,196       23,513       11,414       70,823       81,543       43,375
India ...................       22,150       14,413        5,443       96,716       85,037       81,749
Mexico ..................       96,967       44,373        9,807      100,041       78,849       30,817
Nigeria .................       99,526       82,067       57,158      133,600      103,217      110,357
Norway ..................       31,389           --           --       52,973           --           --
Qatar ...................       61,870       34,951       15,825      117,295       80,780       85,358
The Netherlands .........       45,608       57,179       29,350      158,966      198,298      153,479
United Kingdom ..........      108,964       71,120       52,297       75,998       70,613       70,565
Venezuela ...............       34,778       77,427       36,427       50,865       93,337       85,988
Zaire ...................        2,313       12,474        8,692          112       22,542       25,571
Other ...................           --           --        6,970       31,656       13,414       98,428
                            ----------   ----------   ----------   ----------   ----------   ----------
            Total .......   $  788,241   $  713,195   $  514,253   $2,178,632   $1,505,811   $1,367,173
                            ==========   ==========   ==========   ==========   ==========   ==========

          (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


      None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


      The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our proxy statement for the annual meeting of stockholders to be held on April 22, 1999 (the "1999 Proxy Statement"), set forth certain information with respect to the directors of Noble Drilling and with respect to reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference.

      Certain information with respect to the executive officers of Noble Drilling is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION


      The section entitled "Executive Compensation" appearing in the 1999 Proxy Statement sets forth certain information with respect to the compensation of management of Noble Drilling, and, except for the report of the compensation committee of the board of directors of Noble Drilling on executive compensation and the information therein under "Performance Graph," is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


      The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing in the 1999 Proxy Statement set forth certain information with respect to the ownership of voting securities and equity securities of Noble Drilling, and are incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      Not applicable.

                                     PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this report:

     (1) A list of the financial statements filed as a part of this report is set forth in Item 8 on page 22 and is incorporated herein by reference.

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

     (4) Financial Statements required by Form 11-K for the fiscal year ended December 31, 1998, with respect to the Noble Drilling Corporation Thrift Plan (to be filed by amendment).

(b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.




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

                          NOBLE DRILLING CORPORATION

Date: March 5, 1999
                          By:                 /s/ JAMES C. DAY
                              --------------------------------------------------
                              James C. Day, Chairman and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following individuals on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                               CAPACITY IN WHICH SIGNED                          DATE
             ---------                               ------------------------                          ----

      /s/ JAMES C. DAY                   Chairman and Chief Executive Officer                      March 5, 1999
-------------------------------------    and Director
James C. Day                             (Principal Executive Officer)

      /s/ ROBERT D. CAMPBELL             President and Director                                    March 5, 1999
-------------------------------------
Robert D. Campbell

     /s/ BYRON L. WELLIVER               Senior Vice President - Finance,                          March 5, 1999
-------------------------------------    Treasurer and Controller
Byron L. Welliver                        (Principal Financial and Accounting Officer)

     /s/ MICHAEL A. CAWLEY               Director                                                  March 5, 1999
-------------------------------------
Michael A. Cawley

     /s/ LAWRENCE J. CHAZEN              Director                                                  March 5, 1999
-------------------------------------
Lawrence J. Chazen

     /s/ TOMMY C. CRAIGHEAD              Director                                                  March 5, 1999
-------------------------------------
Tommy C. Craighead

     /s/ WILLIAM J. DORE                 Director                                                  March 5, 1999
-------------------------------------
William J. Dore

     /s/ JAMES L. FISHEL                 Director                                                  March 5, 1999
-------------------------------------
James L. Fishel

     /s/ MARC E. LELAND                  Director                                                  March 5, 1999
-------------------------------------
Marc E. Leland

     /s/ WILLIAM A. SEARS                Director                                                  March 5, 1999
-------------------------------------
William A. Sears

                                INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                                                     EXHIBIT
----------------      ------------------------------------------------------------------------------------------------

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

 3.6             -    Certificate  of Amendment  of  Certificate  of  Designations  of Series A Junior  Participating
                      Preferred  Stock  of  Registrant  dated  September  5,  1997  (filed  as  Exhibit  3.6  to  the
                      Registrant's  Annual Report on Form 10-K for the year ended December 31, 1997 and  incorporated herein by reference).

 3.7             -    Composite  copy of the Bylaws of the Registrant as currently in effect (filed as Exhibit 3.7 to the  Registrant's  Annual  Report  on Form  10-K  for the  year  ended  December  31,  1997 and incorporated herein by reference).

 3.8             -    Amendment  of  Articles  IV and VI of the Bylaws of the  Registrant  adopted  January  29, 1998
                      (filed as Exhibit  3.8 to the  Registrant's  Form  10-K/A  (Amendment  No. 1) and  incorporated herein by reference).

    EXHIBIT
    NUMBER                                                     EXHIBIT
----------------      ------------------------------------------------------------------------------------------------

 4.1             -    Form of Senior Indenture (filed as Exhibit 4.9 to the  Registrant's  Registration  Statement on
                      Form S-3 (No. 333-68507) and incorporated herein by reference).

 4.2             -    Form  of  Subordinated  Indenture  (filed  as  Exhibit  4.10 to the  Registrant's  Registration
                      Statement on Form S-3 (No. 333-68507) and incorporated herein by reference).

 4.3             -    Indenture  dated as of July 1, 1996 governing the 9-1/8% Senior Notes due 2006  (including form of Note)  (filed as  Exhibit  4.1 to the  Registrant's  Form 8-K dated  July 16,  1996 (date of event: July 1, 1996) and incorporated herein by reference).

 4.4             -    Credit Agreement,  dated as of August 14, 1997, among Noble Drilling  Corporation,  the lending institutions  listed from time to time on Annex I thereto,  Credit Lyonnais New York Branch, as
                      Documentation  Agent and Christiania Bank Og Kreditkasse ASA, New York Branch,  as Arranger and
                      Administrative  Agent (filed as Exhibit 4.4 to the Registrant's  Annual Report on Form 10-K for
                      the year ended December 31, 1997 and incorporated herein by reference).

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

 4.8             -    Note  Purchase  Agreement  dated as of September 24, 1998,  by and among Noble  Drilling  (Paul
                      Romano) Inc. and each of the note purchasers  thereunder.  Each note purchaser has entered into a separate  Note  Purchase  Agreement,  which  agreements  are  substantially  identical in all material  respects,  except  for the  principal  amount of notes to be  purchased.  A  schedule identifying each of the note purchasers that entered into a Note Purchase  Agreement with Noble
                      Drilling  (Paul  Romano)  Inc. and the  principal  amount of notes to be purchased by each such note purchaser is included as Schedule A to the Note Purchase  Agreement  (filed as Exhibit 4.1 to the  Registrant's  Form  10-Q  for the  three-month  period  ended  September  30,  1998 and incorporated herein by reference).

 4.9             -    Trust Indenture and Security  Agreement  dated as of November 24, 1998,  between Noble Drilling
                      (Paul Romano) Inc. and Chase Bank of Texas, National Association,  as Trustee (filed as Exhibit
                      4.18 to the Registrant's Form S-3 dated (No. 33-72059) and incorporated herein by reference).

4.10             -    First Naval  Mortgage  covering the Noble Paul Romano  dated as of November  24, 1998,  made by
                      Noble Drilling  (Paul Romano) Inc. in favor of Chase Bank of Texas,  National  Association,  as
                      Indenture  Trustee  (filed as Exhibit 4.19 to the  Registrant's  Form S-3 (No.  333-72059)  and
                      incorporated herein by reference).

4.11             -    Note  Purchase  Agreement  dated as of July 1, 1998, by and among Noble  Drilling  (Paul Wolff)
                      Ltd., Chase Bank of Texas,  National  Association,  as Trustee, and each of the note purchasers thereunder.  Each note  purchaser has entered into a separate Note  Purchase  Agreement,  which agreements  are  substantially  identical in all material  respects,  except for the  principal amount of notes  purchased.  A schedule  identifying  each of the note  purchasers that entered into a Note Purchase  Agreement with Noble Drilling (Paul Wolff) Ltd. and the principal  amount of notes  purchased  by each such note  purchaser  is included in Annex I to the Note  Purchase
                      Agreement (filed as Exhibit 4.4 to the Registrant's Form 10-Q for the three-month  period ended
                      September 30, 1998 and incorporated herein by reference).

4.12             -    Indenture  of First Naval  Mortgage,  dated as of July 1, 1998,  made by Noble  Drilling  (Paul
                      Wolff)  Ltd.  in favor of Chase  Bank of Texas,  National  Association,  as  Trustee  (filed as
                      Exhibit 4.5 to the Registrant's  Form 10-Q for the three-month  period ended September 30, 1998 and incorporated herein).

4.13             -    Parent  Guaranty,  dated as of July 1, 1998, by Noble  Drilling  Corporation  in favor of Chase

    EXHIBIT
    NUMBER                                                     EXHIBIT
----------------      ------------------------------------------------------------------------------------------------

                      Bank of Texas, National Association,  as Trustee (filed as Exhibit 4.6 to the Registrant's Form
                      10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

 4.14            -    Second Amendment,  dated September 10, 1998, to Credit Agreement,  dated as of August 14, 1997, among Noble Drilling Corporation,  the lending institutions listed from time to time on Annex I thereto,  Credit  Lyonnais,  New York Branch,  as  Documentation  Agent, and Christiana Bank Og
                      Kreditkasse  ASA,  New York  Branch,  as  Administrative  Agent  (filed as  Exhibit  4.7 to the
                      Registrant's  Form 10-Q for the three-month  period ended  September 30, 1998 and  incorporated herein by reference).

 4.15            -    Note  Purchase  Agreement  dated as of December  21,  1998,  by and among Noble  Drilling  (Jim
                      Thompson) Inc., Chase Bank of Texas,  National  Association,  as Trustee,  and each of the note purchasers  thereunder.  Each  note  purchaser  has  entered  into  a  separate  Note  Purchase
                      Agreement,  which agreements are substantially  identical in all material respects,  except for the principal  amount of notes  purchased.  A schedule  identifying each of the note purchasers that entered into a Note Purchase  Agreement  with Noble  Drilling (Jim  Thompson) Inc. and the principal  amount of notes  purchased by each such note purchaser is included as Annex I to the
                      Note Purchase  Agreement  (filed as Exhibit 4.24 to the Registrant's  Form S-3 (No.  333-72059)
                      and incorporated herein by reference).

 4.16            -    Indenture of First Naval  Mortgage,  dated as of December 21, 1998, made by Noble Drilling (Jim
                      Thompson)  Inc. in favor of Chase Bank of Texas,  National  Association,  as Trustee  (filed as
                      Exhibit 4.25 to the  Registrant's  Form S-3 dated (No.  333-72059) and  incorporated  herein by reference).

 4.17            -    Parent  Guaranty,  dated as of December 21, 1998,  by Noble  Drilling  Corporation  in favor of
                      Chase  Bank  of  Texas,  National  Association,  as  Trustee,  filed  as  Exhibit  4.26  to the
                      Registrant's Form S-3 dated (No. 333-72059) and incorporated herein by reference).

 4.18            -    Third Amendment,  dated  February 25, 1999, to  Credit Agreement, dated as of  August 14, 1997, among Noble Drilling Corporation, the lending institutions listed from time to time on Annex I thereto,  Credit  Lyonnais,  New York Branch, as  Documentation Agent, and  Christiana Bank Og
                      Kreditkasse ASA, New York Branch, as Administrative Agent.

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

 10.8*           -    Noble Drilling  Corporation  1992  Nonqualified  Stock Option Plan for  Non-Employee  Directors
                      (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (No.  33-62394)

    EXHIBIT
    NUMBER                                                     EXHIBIT
----------------      ------------------------------------------------------------------------------------------------

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

 10.10*          -    Noble Drilling  Corporation  Equity  Compensation  Plan for  Non-Employee  Directors  (filed as
                      Exhibit  10.1 to the  Registrant's  Quarterly  Report on Form 10-Q for the  three-month  period ended September 30, 1996 and incorporated herein by reference).

 10.11*          -    Noble Drilling Corporation Short-Term Incentive Plan (revised April 1998)  (filed as Exhibit 10 to  the  Registrants's  Quarterly Report on Form 10-Q for the three-month period ended June 30,
                      1998 and incorporated herein by reference).

 10.12*          -    Noble  Drilling  Corporation  Amended and Restated  Thrift  Restoration  Plan (filed as Exhibit
                      10.46 to the  Registrant's  Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

 10.13*          -    Amendment No. 1 to the Noble Drilling  Corporation Amended and Restated Thrift Restoration Plan
                      dated January 29, 1998 (filed as Exhibit 10.18 to the  Registrant's  Annual Report on Form 10-K
                      for the year ended December 31, 1997 and incorporated herein by reference).

 10.14*          -    Noble Drilling Corporation  Retirement  Restoration Plan dated April 27, 1995 (filed as Exhibit
                      10.2 to the Registrant's  Quarterly Report on Form 10-Q for the three-month  period ended March
                      31, 1995 and incorporated herein by reference).

 10.15*          -    Amendment No. 1 to the Noble Drilling  Corporation  Retirement  Restoration  Plan dated January
                      29, 1998 (filed as Exhibit  10.18 to the  Registrant's  Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

 10.16*          -    Form of Indemnity  Agreement  entered into between the Registrant and each of the  Registrant's directors and bylaw officers (filed as Exhibit 10.46 to the Registrant's  Annual Report on Form
                      10-K for the year ended December 31, 1995 and incorporated herein by reference).

 10.17           -    Guarantee dated August 26, 1994 between the Registrant and Hibernia  Management and Development
                      Company Ltd.  (filed as Exhibit  10.45 to the  Registrant's  Annual Report on Form 10-K for the
                      year ended December 31, 1994 and incorporated herein by reference).

 10.18           -    Registration  Rights  Agreement  dated as of July 1,  1996  between  the  Registrant  and Royal
                      Nedlloyd N.V.  (filed as Exhibit 10.25 to the  Registrant's  Annual Report on Form 10-K for the
                      year ended December 31, 1996 and incorporated herein by reference).

 10.19*          -    Employment  Agreement,  dated as of October 22, 1998, by and between Noble Drilling Corporation and James C. Day (filed as Exhibit  10.1 to the  Registrant's  Quarterly  Report  filed on Form
                      10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

 10.20*          -    Employment  Agreement,  dated as of October 22,  1998,  by and between the Company and Byron L.
                      Welliver  (filed as Exhibit 10.2 to the  Registrant's  Quarterly  Report filed on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

 10.21           -    Employment  Agreement  dated as of October  22,  1998,  by and between the Company and Julie J.
                      Robertson  (filed as Exhibit 10.3 to the  Registrant's  Quarterly Report filed on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

 10.22*               Employment  Agreement dated as of January 1, 1999 by and between Noble Drilling Corporation and
                      Robert D. Campbell.

 10.23*          -    Amendments to the Noble Drilling Corporation 1991 Stock Option and Restricted Stock Plan,
                      dated July 24, 1997.

 12.1            -    Statement re Computation of Ratio of Earnings to Fixed Charges.

 21.1            -    Subsidiaries of the Registrant.

 23.1            -    Consent of PricewaterhouseCoopers LLP.

 27.1            -    Financial Data Schedule.

------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.