Form 10-K/A
period 1998-12-31
NOBLE DRILLING CORP
filed 1999-03-16
CIK 777201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

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

          Number of shares of Common Stock outstanding as of March 3, 1999:
          131,142,998

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:


(1) Proxy statement for the 1999 annual meeting of stockholders -  Part III

                                EXPLANATORY NOTE

         This Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 is being filed solely to file new Exhibits 3.7 and 3.8 as replacements to Exhibits 3.7 and 3.8, respectively, incorporated by reference into the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Report"), and to make corresponding amendments to the Index to Exhibits included in the Report. This Form 10-K/A constitutes Amendment No.1 to the Report. The amended Index to Exhibits and new Exhibits 3.7 and 3.8 are filed herewith.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NOBLE DRILLING CORPORATION

Date: March 15, 1999
                          By:                 /s/ ROBERT D. CAMPBELL
                              --------------------------------------------------
                                          Robert D. Campbell, President

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

 3.8             -    Amendment  of  Article V of the Bylaws of the  Registrant  adopted  effective as of January  1,
                      1999.

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

 4.18+           -    Third Amendment,  dated  February 25, 1999, to  Credit Agreement, dated as of  August 14, 1997, among Noble Drilling Corporation, the lending institutions listed from time to time on Annex I thereto,  Credit  Lyonnais,  New York Branch, as  Documentation Agent, and  Christiana Bank Og
                      Kreditkasse ASA, New York Branch, as Administrative Agent.

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

 10.22*+         -    Employment  Agreement dated as of January 1, 1999 by and between Noble Drilling Corporation and
                      Robert D. Campbell.

 10.23*+         -    Amendments to the Noble Drilling Corporation 1991 Stock Option and Restricted Stock Plan,
                      dated July 24, 1997.

 12.1+           -    Statement re Computation of Ratio of Earnings to Fixed Charges.

 21.1+           -    Subsidiaries of the Registrant.

 23.1+           -    Consent of PricewaterhouseCoopers LLP.

 27.1+           -    Financial Data Schedule.

------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

+ This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.