Form 10-Q
period 1999-03-31
NOBLE DRILLING CORP
filed 1999-05-14
CIK 777201

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

  Number of shares of Common Stock outstanding as of May 10, 1999: 131,359,981

================================================================================

                  NOBLE DRILLIING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                        MARCH 31,      DECEMBER 31,
                                                                          1999             1998
                                                                      -----------      -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents .....................................     $   294,638      $   211,012
  Restricted cash ...............................................           4,034            5,871
  Accounts receivable (net allowance of $540 and $610) ..........         153,791          148,168
  Costs of uncompleted contracts in excess of billings ..........           4,969              907
  Inventories ...................................................           4,880            5,133
  Prepaid expenses ..............................................          21,681           21,607
  Other current assets ..........................................          18,904           45,511
                                                                      -----------      -----------
Total current assets ............................................         502,897          438,209
                                                                      -----------      -----------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities .............................       2,147,172        1,940,919
  Other .........................................................          27,608           27,195
                                                                      -----------      -----------
                                                                        2,174,780        1,968,114
  Accumulated depreciation ......................................        (341,494)        (318,981)
                                                                      -----------      -----------
                                                                        1,833,286        1,649,133
                                                                      -----------      -----------

INVESTMENT IN AND ADVANCES TO JOINT VENTURES ....................          29,360           48,270
DEFERRED INCOME TAXES ...........................................             964              964
OTHER ASSETS ....................................................          44,958           42,056
                                                                      -----------      -----------
                                                                      $ 2,411,465      $ 2,178,632
                                                                      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt and current installments of long-term debt ....     $    56,185      $   148,786
  Accounts payable ..............................................         100,382           78,880
  Accrued payroll and related costs .............................          24,806           21,985
  Taxes payable .................................................          50,728           51,495
  Interest payable ..............................................           3,555            6,191
  Other current liabilities .....................................          26,978           42,152
                                                                      -----------      -----------
Total current liabilities .......................................         262,634          349,489

LONG-TERM DEBT ..................................................         767,021          460,842
DEFERRED INCOME TAXES ...........................................          57,015           56,937
OTHER LIABILITIES ...............................................             928              891
MINORITY INTEREST ...............................................          (2,303)              --
                                                                      -----------      -----------
                                                                        1,085,295          868,159
                                                                      -----------      -----------
SHAREHOLDERS' EQUITY
  Common stock-par value $0.10 ..................................          13,597           13,376
  Capital in excess of par value ................................         947,000          943,122
  Retained earnings .............................................         433,530          418,024
  Treasury stock, at cost .......................................         (62,351)         (61,771)
  Restricted stock (unearned compensation) ......................          (2,981)              --
  Accumulated other comprehensive loss ..........................          (2,625)          (2,278)
                                                                      -----------      -----------
                                                                        1,326,170        1,310,473
                                                                      -----------      -----------
COMMITMENTS AND CONTINGENCIES ...................................              --               --
                                                                      -----------      -----------
                                                                      $ 2,411,465      $ 2,178,632
                                                                      ===========      ===========

   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    1999           1998
                                                  ---------      ---------
OPERATING REVENUES
  Contract drilling services ................     $ 148,916      $ 147,042
  Labor contract drilling services ..........        10,990         18,267
  Turnkey drilling services .................        18,196         20,002
  Engineering and consulting services .......           344            684
  Other revenue .............................         1,674          3,041
                                                  ---------      ---------
                                                    180,120        189,036
                                                  ---------      ---------
OPERATING COSTS AND EXPENSES
  Contract drilling services ................        80,267         60,913
  Labor contract drilling services ..........         9,810         13,709
  Turnkey drilling services .................        20,962         20,439
  Engineering and consulting services .......           298            638
  Other expense .............................         1,955          1,372
  Depreciation and amortization .............        19,093         17,485
  Selling, general and administrative .......         9,384          8,165
  Minority interest .........................          (580)            --
                                                  ---------      ---------
                                                    141,189        122,721
                                                  ---------      ---------

OPERATING INCOME ............................        38,931         66,315

OTHER INCOME (EXPENSE)
  Interest expense ..........................        (4,716)        (1,132)
  Interest income ...........................         2,650          1,575
  Other, net ................................          (283)          (440)
                                                  ---------      ---------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY CHARGE ......................        36,582         66,318

INCOME TAX PROVISION ........................       (10,243)       (20,089)
                                                  ---------      ---------

INCOME BEFORE EXTRAORDINARY CHARGE ..........        26,339         46,229
EXTRAORDINARY CHARGE, NET OF TAX ............       (10,833)            --
                                                  ---------      ---------

NET INCOME ..................................     $  15,506      $  46,229
                                                  =========      =========

EARNINGS PER SHARE-BASIC:
  Income before extraordinary charge ........     $    0.20      $    0.35
  Extraordinary charge ......................         (0.08)            --
                                                  ---------      ---------
  Net income per common share ...............     $    0.12      $    0.35
                                                  =========      =========

EARNINGS PER SHARE-DILUTED:
  Income before extraordinary charge ........     $    0.20      $    0.35
  Extraordinary charge ......................         (0.08)            --
                                                  ---------      ---------
  Net income per common share ...............     $    0.12      $    0.35
                                                  =========      =========

   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)



                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                  1999          1998
                                                                                --------      --------
NET INCOME ................................................................     $ 15,506      $ 46,229
                                                                                --------      --------

OTHER COMPREHENSIVE LOSS, NET OF TAX:
  Foreign currency translation adjustments ................................         (347)          (30)
                                                                                --------      --------
  Unrealized losses on securities:
    Unrealized holding losses arising during period .......................           --           (20)
    Less: reclassification adjustment for gains realized in net income ....           --             4
                                                                                --------      --------
    Net unrealized losses .................................................           --           (16)
                                                                                --------      --------
  Other comprehensive loss ................................................         (347)          (46)
                                                                                --------      --------

COMPREHENSIVE INCOME ......................................................     $ 15,159      $ 46,183
                                                                                ========      ========


   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ---------------------------
                                                                         1999           1998
                                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ....................................................     $  15,506      $  46,229
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ............................        19,093         18,747
       Deferred income tax provision ............................            78          7,504
       Extraordinary charge, net of tax .........................        10,833             --
       Equity in net income of unconsolidated joint ventures ....           155             --
       Other ....................................................          (307)           404
       Changes in current assets and liabilities:
          Accounts receivable ...................................         3,316        (23,309)
          Other assets ..........................................        16,888         (7,775)
          Accounts payable ......................................        16,952          7,762
          Other liabilities .....................................       (12,106)        14,780
                                                                      ---------      ---------
          Net cash provided by operating activities .............        70,408         64,342
                                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ............................      (131,336)      (140,231)
  Proceeds from sale of property and equipment ..................             6            132
  Proceeds from sale of marketable debt securities ..............            --         16,450
                                                                      ---------      ---------
          Net cash used by investing activities .................      (131,330)      (123,649)
                                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt ......................       396,731             --
  Net (payments) borrowings on revolving credit facility ........      (100,000)        60,000
  Payment of long-term debt .....................................      (154,088)        (3,205)
  Issuance of common stock ......................................            68            620
  Decrease in restricted cash ...................................         1,837             --
                                                                      ---------      ---------
          Net cash provided by financing activities .............       144,548         57,415
                                                                      ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................        83,626         (1,892)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................       211,012         49,917
                                                                      ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ........................     $ 294,638      $  48,025
                                                                      =========      =========


   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING

         The accompanying condensed consolidated financial statements of Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context required otherwise, the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions among Noble Drilling and its consolidated subsidiaries have been eliminated. The interim condensed consolidated financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Noble Drilling (Paul Romano) Inc. was formed on April 3, 1998 for the purpose of owning the Noble Paul Romano and financing its conversion to an EVA-4000TM semisubmersible. Noble Drilling (Paul Romano) Inc. is an indirect, wholly owned subsidiary of Noble Drilling and is operated in a fashion that is intended to ensure that its assets and liabilities are distinct and separate from those of the Company and its affiliates and that the creditors of Noble Drilling (Paul Romano) Inc. would be entitled to satisfy their claims from the assets of Noble Drilling (Paul Romano) Inc. prior to any distribution to the Company or its affiliates.

         Certain reclassifications have been made in prior year condensed consolidated financial statements to conform to the classifications used in the 1999 condensed consolidated financial statements. These reclassifications have no impact on net income.

NOTE 2 - EARNINGS PER SHARE

         The following table reconciles the basic and diluted earnings per share computations for income before extraordinary charge for the three month periods ended March 31, 1999 and 1998 (in thousands, except per share amounts):


                                                  INCOME BEFORE
                                                  EXTRAORDINARY       BASIC    BASIC          DILUTED   DILUTED
                                                      CHARGE         SHARES     EPS            SHARES      EPS
                                                  -------------     -------  ----------       -------   --------
    MARCH 31, 1999...............................  $    26,339      131,152  $     0.20       131,866   $   0.20
    MARCH 31, 1998...............................  $    46,229      131,050  $     0.35       132,541   $   0.35

         Included in diluted shares are common stock equivalents relating to outstanding stock options of 714,000 shares and 1,491,000 shares for the three month periods ended March 31, 1999 and 1998, respectively.

NOTE 3 - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         Effective January 1, 1999, the Company acquired a majority interest in Arktik Drilling Limited, Inc. ("Arktik"), and the bareboat charter of the Noble Kolskaya, in exchange for an obligation to pay Kvaerner Maritime A.S. ("Kvaerner") the aggregate principal amount of $17,500,000 plus interest (the "Kvaerner Debt"). (See Note 5). Arktik's principal asset is the drillship, the Noble Muravlenko. As a result of these acquisitions, the results of operations of Arktik and the Noble Kolskaya are included in the Company's Consolidated Statements of Operations from January 1, 1999, and at that date, the respective assets and liabilities were recorded at their estimated fair values. Prior to January 1, 1999, the investments were accounted for under the equity method. The results of operations of Arktik and the Noble Kolskaya prior to January 1, 1999 were not material to the Company's consolidated amounts; therefore, pro forma financial information is not presented.

NOTE 4 - CREDIT FACILITIES

         The Company has an unsecured revolving credit facility totaling $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $40,000,000, through August 14, 2002. As of March 31, 1999, the Company had no outstanding borrowings under the Credit Agreement and $3,602,000 had been used to support outstanding letters of credit. Additionally, at March 31, 1999, $18,431,000 of outstanding letters of credit had been supported through a combination of unsecured letter of credit facilities and surety bonds. As of March 31, 1999, $196,398,000 remained available under the Credit Agreement.

NOTE 5 - LONG-TERM DEBT

         On March 16, 1999, the Company issued $150,000,000 principal amount of its 6.95% Senior Notes due 2009 (the "2009 Notes") and $250,000,000 principal amount of its 7.50% Senior Notes due 2019 (the "2019 Notes" and, together with the 2009 Notes, the "Notes"). Interest on the Notes is payable on March 15 and September 15 of each year beginning September 15, 1999. The Notes are redeemable, as a whole or from time to time in part, at our option on any date prior to maturity at prices equal to 100 percent of the outstanding principal amount of the notes redeemed plus accrued interest to the redemption date plus a make-whole premium, if any is required to be paid. The Notes are senior unsecured obligations and the indenture governing the Notes contains covenants that, among other things, limit our ability to create certain liens, engage in certain sale and lease-back transactions and merge, consolidate and sell assets, except under certain conditions.

         We used approximately $143,000,000 of the net proceeds from the issuance of the Notes to purchase and retire $125,000,000 principal amount of our 9 1/8% Senior Notes due 2006, which resulted in an extraordinary charge of $10,833,000, net of taxes of $5,833,000. The extraordinary charge represents the difference between the acquisition price and the net carrying value of the notes, including unamortized debt issuance costs.

         In connection with the acquisitions regarding Arktik and the Noble Kolskaya (see Note 3), the Company incurred the Kvaerner Debt. Additionally, the Company recorded Arktik's outstanding bank indebtedness in the amount of $24,000,000 (the "Arktik Debt") and Arktik's indebtedness to a minority equity owner in Arktik in the amount of $7,900,000 (the "Shareholder Debt"). The Arktik Debt and the Shareholder Debt are non-recourse except to Arktik. The Arktik Debt is secured by a preferred mortgage on Arktik's drillship, the Noble Muravlenko. The Shareholder Debt is also secured by a mortgage on the Noble Muravlenko.

         The Kvaerner Debt bears interest at a rate equal to the LIBOR rate plus
1.25 percent. Principal and interest is payable on April 1, 1999 and each October 1 and April 1 thereafter until October 1, 2003. The Company may prepay all or any portion of the balance, plus accrued interest, at any time after December 31, 1999. The interest rate as of March 31, 1999 was 6.33 percent per annum.

         The Arktik Debt bears interest at a rate equal to the LIBOR rate plus
1.0 percent. Principal and interest is payable on each June 1 and December 1. Scheduled principal amounts are $4,000,000 for the years 1999 through 2002 and $8,000,000 in 2003. The interest rate as of March 31, 1999 was 6.08 percent per annum.

         The Shareholder Debt bears interest at 12.0 percent per annum. Interest is payable on each April 1 and October 1. The principal balance of the debt is to be repaid over a 3 year period, beginning in 2009.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         The Company has entered into agreements with vendors to purchase or construct equipment for the conversion of rigs. These agreements generally require non-refundable payments as certain milestones are met. The cumulative amount of such payments totaled $226,323,000 through March 31, 1999. As of March 31, 1999, the Company also had $23,400,000 of purchase commitments with a remaining term in excess of one year related to rig conversion projects. In the event the Company were to cancel the purchase commitments, the ultimate amounts refunded would be subject to negotiation.

NOTE 7 - SEGMENT AND RELATED INFORMATION

         The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), in 1998 which changes the way the Company reports information about its operating segments.

         The Company is a provider of diversified services for the oil and gas industry. The Company's reportable segments consist of the primary services provided by the Company. These services include offshore contract drilling, turnkey drilling and labor contract drilling services. Although each of these services is generally influenced by the same economic factors, they each represent a distinct service to the oil and gas industry. Offshore contract drilling services is then separated into international and domestic contract drilling segments since there are certain economic and political risks associated with each of these geographic markets and the Company's management makes decisions based on these markets accordingly.

         The international contract drilling segment conducts contract drilling services in the North Sea, Africa, South America, Mexico, the Middle East and India, whereas domestic contract drilling is conducted in the U.S. Gulf of Mexico. Turnkey drilling operations consist of the coordination of all equipment, materials, services and management to drill a well to a specified depth for a fixed price. Turnkey drilling operations are conducted primarily in the U.S. Gulf of Mexico. Under its labor contracts, the Company provides the personnel necessary to manage and perform drilling operations from drilling platforms owned by the operator. Labor contract drilling services are conducted in the U.K. North Sea and off the east coast of Canada.

         All intersegment sales pricing is based on current market conditions. The Company evaluates the performance of its operating segments based on operating revenues and earnings.

         Summarized financial information of the Company's reportable segments for the three months ended March 31, 1999 and 1998 is shown in the following table (in thousands). The "Other" column includes results of other insignificant operations and corporate related items.

                                           INTERNATIONAL    DOMESTIC         LABOR
                                             CONTRACT       CONTRACT        CONTRACT       TURNKEY
                                             DRILLING       DRILLING        DRILLING       DRILLING
March 31, 1999:                              SERVICES       SERVICES        SERVICES       SERVICES       OTHER          TOTAL
---------------                            -------------   ----------      ----------     ----------   ----------      ----------
Revenues from external customers .......    $  127,190     $   22,284      $   12,512     $   18,196   $      (62)     $  180,120
Intersegment revenues ..................            --          1,305              --             --           --           1,305
Segment profit (loss) ..................        32,809         (1,849)            957         (2,839)      (2,744)         26,334
Total assets (1) .......................     1,212,493        835,008          28,080         16,557      319,327       2,411,465

March 31, 1998:
---------------

Revenues from external customers .......    $  105,946     $   42,313      $   20,141     $   20,628   $        8      $  189,036
Intersegment revenues ..................           873             --              --             --           --             873
Segment profit (loss) ..................        29,147         16,216           3,583           (441)      (2,275)         46,230

--------------------
(1) Total assets - Other at March 31, 1999 include cash and cash equivalents of $277,790,000.

         The following table is a reconciliation of reportable segment profit or loss to the Company's consolidated totals for the three months ended March 31, 1999 and 1998 (in thousands).

                                                         1999          1998
                                                       --------      --------
Total profit for reportable segments .............     $ 26,334      $ 46,230
Elimination of intersegment profits (losses) .....            5            (1)
Extraordinary charge, net of tax .................      (10,833)           --
                                                       --------      --------
  Total consolidated net income ..................     $ 15,506      $ 46,229
                                                       ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-Q including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot be certain that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, volatility in crude oil and natural gas prices, potential further deterioration in the demand for our drilling services and resulting declining dayrates, the cancellation by our customers of drilling contracts or letters of intent for drilling contracts or their exercise of early termination provisions generally found in our drilling contracts, risks associated with our turnkey drilling operations, intense competition in the drilling industry, heavy demand for the equipment and services that we need in order to finish our major shipyard refurbishment and conversion projects on schedule and on budget, political and economic conditions in international markets where we operate, adverse weather (such as hurricanes) and seas, operational risks (such as blowouts, fires and loss of production), limitations on our insurance coverage, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation).

         As used herein, unless otherwise required by the context, the term "Noble Drilling" refers to Noble Drilling Corporation and the term "Company" refers to Noble Drilling and its consolidated subsidiaries. The use herein of such terms as group, organization, we, us, our and its, or references to specific entities, is not intended to be a precise description of corporate relationships.

THE COMPANY

         We are a leading provider of diversified services for the oil and gas industry. Contract drilling services are performed with our fleet of 47 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of nine semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. Our fleet of 32 jackup rigs includes 19 premium units that operate in water depths of 300 feet and greater, four of which operate in water depths of 360 feet and greater. In addition, our fleet includes three submersible drilling units. Ten of our drilling units are capable of operating in harsh environments. Over 60 percent of the fleet is currently deployed in international markets, principally including the North Sea, Africa, Brazil, the Middle East and Mexico. We also provide labor contract drilling services, turnkey drilling services and engineering and production management services.

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

         Although the recent improvements in oil and gas prices could lead to an improving market, our customers must be confident that oil and gas prices approximating current levels will be sustained before any major improvement in drilling activity will occur. We believe that any significant decrease from current oil and gas prices will further depress the level of exploration and production activity and result in a corresponding decline in demand for our services. Furthermore, the continued consolidation of the oil and gas industry, as evidenced by the announcement and completion of several recent transactions, has resulted in, and is likely to continue to result in, a reduction in the amount of capital spent on exploration and production activities.

         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications, and to redeploy assets in important geological areas.

         A principal component of our deepwater strategy is our EVA-4000(TM) semisubmersible conversion program. The EVA-4000(TM) is our proprietary design that we believe allows us to convert our three-column submersible drilling rigs into ultra-deepwater semisubmersibles at a lower cost and on an accelerated delivery schedule versus a new construction project. We delivered our first EVA-4000(TM) semisubmersible, the Noble Paul Romano, in the fourth quarter of 1998, and we recently delivered our second EVA-4000(TM) semisubmersible, the Noble Paul Wolff. Four other semisubmersible conversions and upgrades are in progress, including three EVA-4000(TM) conversions, and are expected to be available for service in 1999 or early 2000.

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

         The Noble Jim Thompson, which will be capable of drilling in 6,000 feet of water, is contracted to Shell Deepwater for an initial term of three years, with options to extend by Shell Deepwater, in the U.S. Gulf of Mexico. Delivery is anticipated in the second quarter of 1999. The Noble Amos Runner, which will be capable of drilling in 6,600 feet of water, is under contract to a rig-sharing consortium of operators for a five year term in the U.S. Gulf of Mexico. The contract provides for a delivery date of September 1, 1999, subject to extension for certain force majeure events or delays caused by the operators, such as requested change orders, after which the operators would be permitted to terminate. If the contract were terminated, we could experience delays in finding alternate customers, or if renegotiated (or we enter into a new contract with alternate customers), we would likely not be able to negotiate contract terms as favorable as those of the existing contract, either of which would adversely affect future revenues. The rig is currently scheduled for delivery pursuant to the contract prior to the termination date, barring adverse weather or other conditions that could delay final completion and commissioning of the drilling rig's equipment and systems.

         The Noble Max Smith, which is currently subject to a letter of intent, will be capable of drilling in 6,000 feet of water. We are in the process of finalizing a five year drilling contract with Amerada Hess Corporation and Union Pacific Resources Corporation to work the unit in the U.S. Gulf of Mexico. The rig is expected to be delivered in late 1999. The Noble Homer Ferrington is subject to a letter of intent with Samedan Oil Corporation and Mariner Energy, Inc. for a five year drilling contract in the U.S. Gulf of Mexico. We continue to meet with these two operators to work toward the finalization of the drilling contract and related rig sharing agreement. Mariner previously expressed its position that the letter of intent expired by its terms on May 1, 1998, and further expressed its intention to work toward a mutually acceptable outcome because Mariner still needs access to such a deepwater rig. We do not agree with the position that the letter of intent has expired, and we are continuing to work toward a mutually acceptable outcome. Shipyard work on the rig, which will be capable of drilling in 6,000 feet of water, is progressing on a schedule for delivery of the rig in the first quarter of 2000.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     GENERAL

         Net income for the first quarter of 1999 (the "Current Quarter"), excluding the effects of non-recurring items, was $26,339,000, or $0.20 per diluted share, on operating revenues of $180,120,000, compared to net income for the first quarter of 1998 (the "Comparable Quarter") of $46,229,000, or $0.35 per diluted share, on operating revenues of $189,036,000. Results from the Current Quarter included an extraordinary charge of $10,833,000, net of taxes of $5,833,000, related to our purchase and retirement of $125,000,000 principal amount of our 9 1/8% Senior Notes due 2006 (the "9 1/8% Notes"). We financed the purchase and retirement of the 9 1/8% Notes with a portion of the net proceeds from the issuance on March 16, 1999 of $150,000,000 principal amount of our 6.95% Senior Notes due 2009 (the "2009 Notes") and $250,000,000 principal amount of our 7.50% Senior Notes due 2019 (the "2019 Notes" and, together with the 2009 Notes, the "Notes").

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for the Company's rig fleet for the three months ended March 31, 1999 and 1998:

                                  AVERAGE RIG
                             UTILIZATION RATES (1)          OPERATING DAYS               AVERAGE DAYRATE
                           ------------------------    -------------------------    ------------------------
                              THREE MONTHS ENDED          THREE MONTHS ENDED           THREE MONTHS ENDED
                                   MARCH 31,                   MARCH 31,                    MARCH 31,
                           ------------------------    -------------------------    ------------------------
                              1999         1998            1999          1998           1999         1998
                           -----------  -----------    -----------   -----------    -----------  -----------
International.........         89%          90%            2,281        2,258        $  55,534    $  46,699
Domestic..............         63%          99%              662          792        $  33,601    $  52,520

----------------------

(1) Information reflects the policy of the Company to report utilization rates based on the number of actively marketed rigs in our fleet.

     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's international operations for the three months ended March 31, 1999 and 1998:

                                                               REVENUES                 GROSS MARGIN
                                                         ---------------------     ----------------------
                                                          THREE MONTHS ENDED         THREE MONTHS ENDED
                                                               MARCH 31,                   MARCH 31,
                                                         ---------------------     ----------------------
                                                           1999         1998         1999          1998
                                                         --------     --------     --------      --------
                                                                           (In thousands)
Contract drilling services .........................     $126,672     $105,446     $ 61,773      $ 56,258
Labor contract drilling services ...................       10,990       18,267        1,180         4,558
Turnkey drilling services ..........................           83        3,390         (141)       (1,881)
Engineering and consulting services ................          344          684           46            46
Other revenue ......................................        1,573        1,932         (134)          788
                                                         --------     --------     --------      --------
         Total .....................................     $139,662     $129,719     $ 62,724      $ 59,769
                                                         ========     ========     ========      ========

         OPERATING REVENUES. International contract drilling services revenues increased $21,226,000 in the Current Quarter as compared to the Comparable Quarter primarily due to a higher average dayrate in the North Sea and the consolidation of the results of operations effective January 1, 1999 of Arktik Drilling Limited, Inc. ("Arktik") and the Noble Kolskaya. See Note 3 to our accompanying Condensed Consolidated Financial Statements. The higher average dayrate in the North Sea is the result of certain contract renewals subsequent to the Comparable Quarter at higher dayrates. Labor contract drilling services revenues decreased $7,277,000 in the Current Quarter as compared to the Comparable Quarter due to fewer operating days on the North Sea labor contracts. International turnkey drilling services revenues decreased $3,307,000 in the Current Quarter as compared to the Comparable Quarter. There were no international turnkey well completions in either the Current Quarter or Comparable Quarter. Turnkey drilling services revenues of $3,390,000, attributable to dayrate work on a well in Mexico, were earned in the Comparable Quarter.

         GROSS MARGIN. International contract drilling services gross margin increased $5,515,000 in the Current Quarter as compared to the Comparable Quarter primarily due to higher dayrates received on certain contract renewals in the North Sea. Labor contract drilling services gross margin decreased $3,378,000 in the Current Quarter as compared to the Comparable Quarter primarily due to fewer operating days on the North Sea labor contracts. The negative results from international turnkey drilling services in the Comparable Quarter were attributable to unexpected drilling delays encountered on a turnkey well in Mexico.

     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for the Company's domestic operations for the three months ended March 31, 1999 and 1998:

                                                                 REVENUES            GROSS MARGIN
                                                          -------------------     --------------------
                                                           THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                MARCH 31,               MARCH 31,
                                                          -------------------     --------------------
                                                            1999        1998        1999         1998
                                                          -------     -------     -------      -------
                                                                           (In thousands)
Contract drilling services ..........................     $22,244     $41,596     $ 6,876      $29,871
Turnkey drilling services ...........................      18,113      16,612      (2,625)       1,444
Other revenue .......................................         101       1,109        (147)         881
                                                          -------     -------     -------      -------
         Total ......................................     $40,458     $59,317     $ 4,104      $32,196
                                                          =======     =======     =======      =======

         OPERATING REVENUES. Domestic contract drilling services revenues decreased $19,352,000 in the Current Quarter as compared to the Comparable Quarter due primarily to lower average dayrates and utilization. The Noble Paul Romano, the first EVA-4000(TM) semisubmersible delivered in December 1998, completed its first full three months of operations in the Current Quarter. There were four jackup rigs stacked for the majority of the Current Quarter, which led to an average utilization rate of 63 percent in the Current Quarter as compared to 99 percent in the Comparable Quarter. The demand for offshore drilling units in the U.S. Gulf of Mexico remains at depressed levels. Domestic turnkey drilling services revenues were $1,501,000 higher in the Current Quarter as compared to the Comparable Quarter due to increased turnkey well completions. Five domestic turnkey wells were completed in the Current Quarter as compared to two in the Comparable Quarter.

         GROSS MARGIN. While the operations of the Noble Paul Romano favorably impacted domestic contract drilling services gross margin in the Current Quarter, gross margin decreased $22,995,000 in the Current Quarter as compared to the Comparable Quarter due primarily to lower average dayrates and utilization. Although there was an increase in domestic turnkey well completions in the Current Quarter, the negative gross margin is attributable to above market dayrates and lower utilization for certain drilling rigs which our turnkey subsidiary has under term contract from a third party.

     OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $1,608,000 in the Current Quarter as compared to the Comparable Quarter due primarily to the activation of the Noble Paul Romano EVA-4000(TM) semisubmersible in December 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,219,000 in the Current Quarter as compared to the Comparable Quarter primarily due to higher personnel costs to support the expansion of our deepwater drilling operations and increased training costs.

         INTEREST EXPENSE. Interest expense increased $3,584,000 in the Current Quarter as compared to the Comparable Quarter due to higher average debt balances resulting from project financings completed in the latter part of 1998 related to EVA-4000(TM) semisubmersible conversions and the March 1999 issuance of the Notes.

         INTEREST INCOME. Interest income increased $1,075,000 in the Current Quarter as compared to the Comparable Quarter due to higher average cash balances resulting from project financings and the March 1999 issuance of the Notes.

         INCOME TAX PROVISION. Income tax expense decreased $9,846,000 in the Current Quarter as compared to the Comparable Quarter due primarily to lower pretax earnings.

         EXTRAORDINARY CHARGE, NET OF TAX. Results for the Current Quarter include an extraordinary charge of $10,833,000, net of taxes of $5,833,000, related to the purchase and retirement of our 9 1/8% Notes.

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW

         At March 31, 1999, we had cash and cash equivalents of $294,638,000 and approximately $196,398,000 of funds available under our line of credit. We had working capital of $240,263,000 and $88,720,000 at March 31, 1999 and December 31, 1998, respectively. Total debt as a percentage of total debt plus shareholders' equity was 38 percent at March 31, 1999 compared to 32 percent at December 31, 1998.

         Capital expenditures totaled $131,336,000 for the Current Quarter. We expect capital expenditures for the remainder of 1999 to aggregate approximately $350,000,000, of which the majority relates to conversions and upgrades of drilling units. Approximately $170,800,000 of the $350,000,000 is for the conversions of the Noble Jim Thompson, Noble Amos Runner and Noble Max Smith to EVA-4000(TM) semisubmersibles. Additionally, we expect to incur capital expenditures of approximately $113,300,000 over the remainder of 1999 to upgrade the equipment and water depth capability of the Noble Homer Ferringon. The conversion and upgrade of these rigs are scheduled to be completed in 1999 or early 2000. We expect the total cost of these four semisubmersible conversions and upgrade projects to be approximately $625,000,000.

         We have entered into agreements with vendors to purchase or construct equipment for the conversion of units. These agreements generally require non-refundable payments as certain milestones are met. The cumulative amount of such payments totaled $226,323,000 through March 31, 1999. As of March 31, 1999, the Company also had $23,400,000 of purchase commitments with a remaining term in excess of one year related to the rig conversion projects. If we cancelled the purchase commitments, the ultimate amounts refunded would be subject to negotiation. Certain projects currently under consideration could require, if they materialize, capital expenditures or other cash requirements not included in the above estimate. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Other factors that could cause actual capital expenditures to exceed materially the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design and criteria or specifications during repair or construction.

         In May 1997, the Board of Directors of Noble Drilling authorized the repurchase of up to 10,000,000 shares of Noble Drilling common stock, or approximately eight percent of the then outstanding common stock. As of March 31, 1999, we had repurchased 2,711,000 shares of common stock at a total cost of $62,377,000. Additional purchases, if any, would be made from time to time on the open market or in private transactions at prices determined by the Company.

     CREDIT FACILITIES AND LONG-TERM DEBT

         As of March 31, 1999, our short-term debt and current installments of long-term debt balance was $56,185,000 as compared to $148,786,000 as of December 31, 1998. As of March 31, 1999, our long-term debt balance was $767,021,000 as compared to $460,842,000 as of December 31, 1998.

         On March 16, 1999, we issued our 2009 Notes and 2019 Notes in the aggregate principal amount of $400,000,000. We used approximately $218,000,000 of the net proceeds from the issuance of the Notes to purchase and retire our 9 1/8% Notes and to repay $75,000,000 outstanding under our Credit Agreement. See Note 5 to our accompanying Condensed Consolidated Financial Statements.

         As of March 31, 1999, we had no borrowings under the Credit Agreement and $3,602,000 had been used to support outstanding letters of credit. Additionally, at March 31, 1999, $18,431,000 of outstanding letters of credit had been supported through a combination of unsecured letter of credit facilities and surety bonds. As of March 31, 1999, we had the ability to borrow $196,398,000 under the Credit Agreement.

         In connection with our acquisition effective January 1, 1999 of a majority interest in Arktik, and the bareboat charter of the Noble Kolskaya, we incurred indebtedness to Kvaerner Maritime A.S. in the aggregate principal amount of $17,500,000. Additionally, the Company recorded Arktik's outstanding bank indebtedness in the amount of $24,000,000 and Arktik's indebtedness to a minority equity owner in Arktik in the amount of $7,900,000. See Note 3 to our accompanying Condensed Consolidated Financial Statements.

         Required debt principal and interest payments for currently outstanding debt are estimated to be approximately $80,322,000 over the remainder of 1999. We expect to fund these obligations out of existing balances of cash and cash equivalents as well as cash expected to be provided by operations. We anticipate that our existing cash balances and our cash flows generated from operations will be sufficient to meet our required debt principal and interest payments and our expected discretionary capital expenditures, assuming no material decrease in demand for contract drilling and turnkey services.

YEAR 2000

         We are working to resolve the potential impact of the year 2000 on the ability of our computerized systems to accurately process information that may be date-sensitive. Any of our programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. We are managing our year 2000 compliance issues through a committee (the "Y2K Committee"), which was formed to develop our year 2000 initiatives. As of December 31, 1998, the Y2K Committee had taken steps to review our critical information technology ("IT") systems, such as computer hardware and software, and non-information technology ("Non-IT") systems, which include computer controlled equipment and electronic devices that are used to operate equipment on our drilling units. Telephone systems and other office-based electronic equipment systems are also being considered in the assessment of Non-IT systems. The Y2K Committee has completed the initial phase of the initiative through communication to all employees and research of year 2000 compliance issues.

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

         The Y2K Committee began developing and initiating corrective measures based on the internal and external IT and Non-IT systems reviews, which were completed during the fourth quarter of 1998. However, if we or the third parties on which we principally rely are unable to address these issues in a timely manner, a material adverse impact to our results of operations and financial position could result. In the event we or the various companies on which we primarily rely experience year 2000 compliance problems, adverse consequences could include the interruption of drilling services aboard our drilling units, delays in shipments of materials and supplies required to operate our drilling units, delays in transferring personnel to and from the drilling units, and delays in receiving funds from customers or in making payments to suppliers.

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

         As of March 31, 1999, we had incurred costs of approximately $100,000 related to our year 2000 project. The estimated additional costs to complete the project are approximately $150,000. A portion of these costs are not incremental, but rather reflect redeployment of internal resources from other activities. We do not separately track the internal costs incurred for the year 2000 project. Such internal costs principally relate to payroll costs of project personnel. All of the costs of the year 2000 project are being borne out of our operating cash flow.

ACCOUNTING PRONOUNCEMENT

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, we believe adoption will not have a material effect on our results of operations, cash flows or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and certain variable rate indebtedness. Interest on these obligations is at an agreed upon percentage point spread from LIBOR. At March 31, 1999, there were no outstanding borrowings under the Credit Agreement and $41,500,000 of variable rate obligations were outstanding. Based upon this balance, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis.

FOREIGN CURRENCY EXCHANGE RATE RISK

         We conduct business internationally; however, the vast majority of our foreign transactions are denominated in U.S. dollars. With minor exceptions, we structure our drilling contracts in U.S. dollars to mitigate the exposure to fluctuations in foreign currencies. Other than our trade accounts receivable and trade accounts payable, we do not currently have financial instruments that are sensitive to foreign currency rates.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of stockholders of Noble Drilling was held in Houston, Texas, at 10:00 a.m., local time, on April 22, 1999.

         (b) Proxies were solicited by the Board of Directors of Noble Drilling pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the proxy statement and all of such nominees were duly elected.

         (c) Out of a total of 131,142,998 shares of Noble Drilling common stock outstanding and entitled to vote at the annual meeting, 117,528,695 shares were present in person or by proxy, representing approximately 90 percent of the outstanding shares. The first matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the election of directors to serve three-year terms on the Board of Directors of Noble Drilling. The results of voting were as follows:

                                                                                       Number of Shares
                        Nominee                     Number of Shares                WITHHOLDING AUTHORITY
                    for Re-election              Voting FOR Re-election            to Vote for Re-election
                      as Director                     as Director                         as Director
                   ------------------            ----------------------            -----------------------
                   Lawrence J. Chazen                 116,739,289                           789,406
                   William J. Dore                    116,740,824                           787,871
                   William A. Sears                   116,740,928                           787,767

                  The only other matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the proposal to increase by 5,000,000 the number of shares of common stock available under Noble Drilling's 1991 Stock Option and Restricted Stock Plan. The results of voting on this proposal were as follows:

                  For:  82,133,676    Against:  34,772,993    Abstain:  622,026

         (d)      Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b) One report on Form 8-K was filed during the quarter ended March 31, 1999.

                  A report on Form 8-K dated March 1, 1999 was filed reporting that in connection with the registered offering by Noble Drilling of its 6.95% Senior Notes due 2009 and its 7.50% Senior Notes due 2019, Noble Drilling had entered into an Underwriting Agreement with the underwriters of such offering and an Indenture and First Supplemental Indenture with the Trustee thereunder. Copies of the Underwriting Agreement, the Indenture and the First Supplemental Indenture were filed as exhibits to such report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NOBLE DRILLING CORPORATION


         DATE: May 14, 1999         /s/ ROBERT D. CAMPBELL
                                    -------------------------------------------
                                    ROBERT D. CAMPBELL,
                                    President

         DATE: May 14, 1999         /s/ BYRON L. WELLIVER
                                    -------------------------------------------
                                    BYRON L. WELLIVER,
                                    Senior Vice President-Finance,
                                    Treasurer and Controller
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


         EXHIBIT
         NUMBER                 EXHIBIT
         ------                 -------
         10                     Noble Drilling Corporation Short-Term Incentive Plan
                                (revised April 1999).

         27                     Financial Data Schedule.