Form 10-K/A
period 1998-12-31
NOBLE DRILLING CORP
filed 1999-06-29
CIK 777201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 2 TO FORM 10-K

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


           FOR THE TRANSITION PERIOD FROM             TO
                                          -----------    -------------

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

COMMON STOCK, PAR VALUE $.10 PER SHARE         NEW YORK STOCK EXCHANGE
  PREFERRED STOCK PURCHASE RIGHTS              NEW YORK STOCK EXCHANGE
-------------------------------------- ----------------------------------------
         Title of each class           Name of each exchange on which registered

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

  Number of shares of Common Stock outstanding as of March 3, 1999: 131,142,998

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:


   (1) Proxy statement for the 1998 annual meeting of stockholders - Part III

         Item 14 of Noble Drilling Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K") is amended to reflect the filing herewith as new Exhibit 99.1 of the financial statements required by Form 11-K for the fiscal year ended December 31, 1998 with respect to the Noble Drilling Corporation 401(k) Savings Plan, and such Item 14 is restated as set forth on the following page.

         The Index to Exhibits to the 1998 Form 10-K is restated in its entirety following the signature page hereto in order to reflect the inclusion therein, and the filing herewith, of Exhibit 99.1.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

                  (1) A list of the financial statements filed as a part of this report is set forth in Item 8 on page 21 and is incorporated herein by reference.

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

                  (4) Financial Statements required by Form 11-K for the fiscal year ended December 31, 1998 with respect to the Noble Drilling Corporation 401(k) Savings Plan are filed as Exhibit 99.1 hereto.

         (b) No reports on form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                               NOBLE DRILLING CORPORATION




Date: June 28, 1999
                                               By: /s/ ROBERT D. CAMPBELL
                                                  -----------------------------
                                                  Robert D. Campbell, President

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                          EXHIBIT
-------                         -------
2.1       Agreement of Sale and Purchase dated as of April 25, 1996 between the
          Registrant and Royal Nedlloyd N.V. and Neddrill Holding B.V. (filed as
          Exhibit 2.1 to the Registrant's Registration Statement on Form S-3
          (No. 333-2927) and incorporated herein by reference).

2.2       Asset Purchase Agreement dated November 15, 1996 by and between the
          Registrant, Noble Properties, Inc. and Noble Drilling (Canada) Ltd.
          and Nabors Industries, Inc. (filed as Exhibit 2.1 to the Registrant's
          Form 8-K dated December 27, 1996 (date of event: December 13, 1996) and incorporated herein by reference).

2.3       Agreement dated December 13, 1996 by and among the Registrant, Noble
          Properties, Inc., Noble (Canada) Ltd., Noble Drilling (U.S.) Inc., and
          Noble Drilling Land Limited and Nabors, Inc., Nabors Drilling USA,
          Inc. and Nabors Drilling Limited (filed as Exhibit 2.2 to the
          Registrant's Form 8-K dated December 27, 1996 (date of event: December
          13, 1996) and herein by reference).

2.4       Asset Purchase Agreement dated as of February 19, 1997 between the
          Registrant, Noble Drilling (U.S.) Inc., Noble Offshore Corporation,
          Noble Drilling (Mexico) Inc. and NN-1 Limited Partnership, and Pride
          Petroleum Services, Inc. (filed as Exhibit 2.10 in the Registrant's
          Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

2.5       Agreement dated April 10, 1997 by and between Noble Drilling
          Corporation, Noble Drilling (U.S.) Inc., Noble Offshore Corporation,
          Noble Drilling (Mexico) Inc. and NN-1 Limited Partnership, and Pride
          Petroleum Services, Inc. (filed as Exhibit 2.2 to the Registrant's
          Form 8-K dated May 21, 1997 (date of event: May 7, 1997) and incorporated herein by reference).

2.6 First Amendment to Asset Purchase Agreement dated as of May 7, 1997 by and between Noble Drilling Corporation, Noble Drilling (U.S.) Inc.,
          Noble Offshore Corporation, Noble Drilling (Mexico) Inc., NN-1 Limited
          Partnership and Mexico Drilling Partners Inc., and Pride Petroleum
          Services, Inc., Pride Offshore, Inc. and Forasol S.A. (filed as
          Exhibit 2.3 to the Registrant's Form 8-K dated May 21, 1997 (date of event: May 7, 1997) and incorporated herein by reference).

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

3.4 Certificate of Amendment of Certificate of Incorporation of the Registrant dated September 15, 1994 (filed as Exhibit 3.1 to the
          Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1995 and incorporated herein by reference).

3.5       Certificate of Designations of Series A Junior Participating Preferred
          Stock, par value $1.00 per share, of the Registrant dated as of June
          29, 1995 (filed as Exhibit 3.2 to the Registrant's Quarterly Report on
          Form 10-Q for the three-month period ended June 30, 1995 and incorporated herein by reference).


EXHIBIT
NUMBER                          EXHIBIT
-------                         -------
3.6       Certificate of Amendment of Certificate of Designations of Series A
          Junior Participating Preferred Stock of Registrant dated September 5,
          1997 (filed as Exhibit 3.6 to the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1997 and incorporated herein by reference).

3.7+ Composite copy of the Bylaws of the Registrant as currently in effect.

3.8+ Amendment of Article V of the Bylaws of the Registrant adopted effective as of January 1, 1999.

4.1 Indenture dated as of March 1, 1999 between Noble Drilling Corporation and Chase Bank of Texas, National Association, as trustee (filed as
          Exhibit 4.1 to the Registrant's Form 8-K dated March 22, 1999 (date of event: March 1, 1999) and incorporated herein by reference).

4.2       Supplemental Indenture dated as of March 16, 1999, between Noble
          Drilling Corporation and Chase Bank of Texas, National Association, as trustee (filed as Exhibit 4.2 to the Registrant's Form 8-K dated March
          22, 1999 (date of event: March 1, 1999) and incorporated herein by reference).

4.3       Credit Agreement, dated as of August 14, 1997, among Noble Drilling
          Corporation, the lending institutions listed from time to time on Annex I thereto, Credit Lyonnais New York Branch, as Documentation
          Agent and Christiania Bank Og Kreditkasse ASA, New York Branch, as
          Arranger and Administrative Agent (filed as Exhibit 4.4 to the
          Registrant's Annual Report on Form 10-K for the year ended December
          31, 1997 and incorporated herein by reference).

4.4       Rights Agreement dated as of June 28, 1995 between the Registrant and
          Liberty Bank and Trust Company of Oklahoma City, N.A. (filed as
          Exhibit 4 to the Registrant's Form 8-K dated June 29, 1995 (date of event: June 28, 1995) and incorporated herein by reference).

4.5       Amendment No. 1 to Rights Agreement, dated September 3, 1997, between
          Noble Drilling Corporation and Liberty Bank and Trust Company of
          Oklahoma City, N.A. (filed as Exhibit 4.2 to the Registrant's Form
          8-A/A (Amendment No. 1) dated September 3, 1997 and incorporated herein by reference).

4.6 Summary of Rights to Purchase Preferred Shares, as amended as of September 3, 1997 to conform with Amendment No. 1 to Rights Agreement, dated September 3, 1997 (filed as Exhibit 4.3 to the Registrant's Form
          8-K dated September 3, 1997 (date of event: September 3, 1997) and incorporated herein by reference).

4.7       Note Purchase Agreement dated as of September 24, 1998, by and among
          Noble Drilling (Paul Romano) Inc. and each of the note purchasers thereunder. Each note purchaser has entered into a separate Note
          Purchase Agreement, which agreements are substantially identical in all material respects, except for the principal amount of notes to be purchased. A schedule identifying each of the note purchasers that entered into a Note Purchase Agreement with Noble Drilling (Paul
          Romano) Inc. and the principal amount of notes to be purchased by each such note purchaser is included as Schedule A to the Note Purchase
          Agreement (filed as Exhibit 4.1 to the Registrant's Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

4.8 Trust Indenture and Security Agreement dated as of November 24, 1998, between Noble Drilling (Paul Romano) Inc. and Chase Bank of Texas,
          National Association, as Trustee (filed as Exhibit 4.18 to the
          Registrant's Form S-3 dated (No. 33-72059) and incorporated herein by reference).


EXHIBIT
NUMBER                          EXHIBIT
-------                         -------
4.9       First Naval Mortgage covering the Noble Paul Romano dated as of
          November 24, 1998, made by Noble Drilling (Paul Romano) Inc. in favor of Chase Bank of Texas, National Association, as Indenture Trustee
          (filed as Exhibit 4.19 to the Registrant's Form S-3 (No. 333-72059)
          and incorporated herein by reference).

4.10      Note Purchase Agreement dated as of July 1, 1998, by and among Noble
          Drilling (Paul Wolff) Ltd., Chase Bank of Texas, National Association, as Trustee, and each of the note purchasers thereunder. Each note purchaser has entered into a separate Note Purchase Agreement, which agreements are substantially identical in all material respects, except for the principal amount of notes purchased. A schedule identifying each of the note purchasers that entered into a Note
          Purchase Agreement with Noble Drilling (Paul Wolff) Ltd. and the principal amount of notes purchased by each such note purchaser is included in Annex I to the Note Purchase Agreement (filed as Exhibit
          4.4 to the Registrant's Form 10-Q for the three-month period ended
          September 30, 1998 and incorporated herein by reference).

4.11      Indenture of First Naval Mortgage, dated as of July 1, 1998, made by
          Noble Drilling (Paul Wolff) Ltd. in favor of Chase Bank of Texas,
          National Association, as Trustee (filed as Exhibit 4.5 to the
          Registrant's Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein).

4.12      Parent Guaranty, dated as of July 1, 1998, by Noble Drilling
          Corporation in favor of Chase Bank of Texas, National Association, as
          Trustee (filed as Exhibit 4.6 to the Registrant's Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

4.13 Second Amendment, dated September 10, 1998, to Credit Agreement, dated as of August 14, 1997, among Noble Drilling Corporation, the lending institutions listed from time to time on Annex I thereto, Credit
          Lyonnais, New York Branch, as Documentation Agent, and Christiana Bank
          Og Kreditkasse ASA, New York Branch, as Administrative Agent (filed as
          Exhibit 4.7 to the Registrant's Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

4.14      Note Purchase Agreement dated as of December 21, 1998, by and among
          Noble Drilling (Jim Thompson) Inc., Chase Bank of Texas, National
          Association, as Trustee, and each of the note purchasers hereunder.
          Each note purchaser has entered into a separate Note Purchase
          Agreement, which agreements are substantially identical in all material respects, except for the principal amount of notes purchased.
          A schedule identifying each of the note purchasers that entered into a Note Purchase Agreement with Noble Drilling (Jim Thompson) Inc. and the principal amount of notes purchased by each such note purchaser is included as Annex I to the Note Purchase Agreement (filed as Exhibit
          4.24 to the Registrant's Form S-3 (No. 333-72059) and incorporated herein by reference).

4.15 Indenture of First Naval Mortgage, dated as of December 21, 1998, made by Noble Drilling (Jim Thompson) Inc. in favor of Chase Bank of Texas,
          National Association, as Trustee (filed as Exhibit 4.25 to the
          Registrant's Form S-3 dated (No. 333-72059) and incorporated herein by reference).

4.16      Parent Guaranty, dated as of December 21, 1998, by Noble Drilling
          Corporation in favor of Chase Bank of Texas, National Association, as
          Trustee, filed as Exhibit 4.26 to the Registrant's Form S-3 dated (No.
          333-72059) and incorporated herein by reference).

4.17+ Third Amendment, dated February 25, 1999, to Credit Agreement, dated as of August 14, 1997, among Noble Drilling Corporation, the lending institutions listed from time to time on Annex I thereto, Credit
          Lyonnais, New York Branch, as Documentation Agent, and Christiana Bank
          Og Kreditkasse ASA, New York Branch, as Administrative Agent.


EXHIBIT
NUMBER                          EXHIBIT
-------                         -------
10.1      Assets Purchase Agreement dated as of August 20, 1993 (the "Portal
          Assets Purchase Agreement"), between the Registrant and Portal Rig
          Corporation (filed as Exhibit 2.3 to the Registrant's Registration
          Statement on Form S-3 (No. 33-67130) and incorporated herein by reference).

10.2      Agreement dated as of October 25, 1993, among the Registrant, Noble
          (Gulf of Mexico) Inc. and Portal Rig Corporation, amending the Portal
          Assets Purchase Agreement (filed as Exhibit 2.5 to the Registrant's
          Quarterly Report on Form 10-Q for the three-month period ended
          September 30, 1993 and incorporated herein by reference).

10.3      Amended and Restated Letter of Credit Agreement, dated as of October
          25, 1993, among Portal Rig Corporation, Noble (Gulf of Mexico) Inc.,
          NationsBank of Texas, N.A., as agent and as one of the "Banks" thereunder, and Marine Midland Bank, N.A., Bank of America National
          Trust and Savings Association, and Norwest Bank Minnesota, National
          Association (collectively, the "Banks") (filed as Exhibit 10.1 to the
          Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.4      Assignment, Assumption and Amended and Restated Preferred Ship
          Mortgage, dated October 25, 1993, by Noble (Gulf of Mexico) Inc. to the Banks (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.5      Security Agreement and Assignment, dated October 25, 1993, by Noble
          (Gulf of Mexico) Inc. to the Banks (filed as Exhibit 10.3 to the
          Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.6 Noble Support Agreement, dated October 25, 1993, among the Registrant and the Banks (filed as Exhibit 10.4 to the Registrant's Quarterly
          Report on Form 10-Q for the three-month period ended September 30, 1993 and incorporated herein by reference).

10.7*     Noble Drilling Corporation 1991 Stock Option and Restricted Stock
          Plan, as amended effective as of February 4, 1999 (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8
          (No. 333-80511) and incorporated herein by reference).

10.8*     Noble Drilling Corporation 1992 Nonqualified Stock Option Plan for
          Non-Employee Directors (filed as Exhibit 4.1 to the Registrant's
          Registration Statement on Form S-8 (No. 33-62394) and incorporated herein by reference).

10.9*     Amendment No. 1 to the Noble Drilling Corporation 1992 Nonqualified
          Stock Option Plan for Non-Employee Directors dated as of July 28, 1994
          (filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.10*    Noble Drilling Corporation Equity Compensation Plan for Non-Employee
          Directors (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1996 and incorporated herein by reference).

10.11*    Noble Drilling Corporation Short-Term Incentive Plan (revised April
          1998) (filed as Exhibit 10 to the Registrants's Quarterly Report on
          Form 10-Q for the three-month period ended June 30, 1998 and incorporated herein by reference).

10.12*    Noble Drilling Corporation Amended and Restated Thrift Restoration
          Plan (filed as Exhibit 10.46 to the Registrant's Annual Report on Form
          10-K for the year ended December 31, 1994 and incorporated herein by reference).


EXHIBIT
NUMBER                          EXHIBIT
-------                         -------
10.13*    Amendment No. 1 to the Noble Drilling Corporation Amended and Restated
          Thrift Restoration Plan dated January 29, 1998 (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1997 and incorporated herein by reference).

10.14*    Noble Drilling Corporation Retirement Restoration Plan dated April 27,
          1995 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on
          Form 10-Q for the three-month period ended March 31, 1995 and incorporated herein by reference).

10.15*    Amendment No. 1 to the Noble Drilling Corporation Retirement
          Restoration Plan dated January 29, 1998 (filed as Exhibit 10.18 to the
          Registrant's Annual Report on Form 10-K for the year ended December
          31, 1997 and incorporated herein by reference).

10.16* Form of Indemnity Agreement entered into between the Registrant and each of the Registrant's directors and bylaw officers (filed as Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.17     Guarantee dated August 26, 1994 between the Registrant and Hibernia
          Management and Development Company Ltd. (filed as Exhibit 10.45 to the
          Registrant's Annual Report on Form 10-K for the year ended December
          31, 1994 and incorporated herein by reference).

10.18     Registration Rights Agreement dated as of July 1, 1996 between the
          Registrant and Royal Nedlloyd N.V. (filed as Exhibit 10.25 to the
          Registrant's Annual Report on Form 10-K for the year ended December
          31, 1996 and incorporated herein by reference).

10.19* Employment Agreement, dated as of October 22, 1998, by and between Noble Drilling Corporation and James C. Day (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

10.20* Employment Agreement, dated as of October 22, 1998, by and between the Company and Byron L. Welliver (filed as Exhibit 10.2 to the
          Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

10.21* Employment Agreement dated as of October 22, 1998, by and between the Company and Julie J. Robertson (filed as Exhibit 10.3 to the
          Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

10.22*+ Employment Agreement dated as of January 1, 1999 by and between Noble Drilling Corporation and Robert D. Campbell.

10.23*+   Amendments to the Noble Drilling Corporation 1991 Stock Option and
          Restricted Stock Plan, dated July 24, 1997.

10.24     Noble Drilling Corporation Short-Term Incentive Plan (revised April
          1999) (filed as Exhibit 10 to the Registrant's Quarterly Report on
          Form 10-Q for the three month period ended March 31, 1999 and incorporated herein by reference).

12.1+     Statement re Computation of Ratio of Earnings to Fixed Charges.

21.1+     Subsidiaries of the Registrant.

23.1+     Consent of PricewaterhouseCoopers LLP.

27.1+     Financial Data Schedule.


EXHIBIT
NUMBER                          EXHIBIT
-------                         -------
99.1**    Financial Statements required by Form 11-K for the fiscal year ended
          December 31, 1998 with respect to the Noble Drilling Corporation
          401(k) Savings Plan (including consent of PricewaterhouseCoopers LLP regarding the incorporation by reference thereof).


* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

**   Filed herewith.

+ This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.