Form 10-Q
period 1999-06-30
NOBLE DRILLING CORP
filed 1999-08-16
CIK 777201

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of Common Stock outstanding as of August 11, 1999: 131,790,485


================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except par value amount)
                                   (Unaudited)



                                                                       JUNE 30,       DECEMBER 31,
                                                                        1999             1998
                                                                     -----------      -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ....................................     $   205,631      $   211,012
  Restricted cash ..............................................           3,923            5,871
  Accounts receivable (net allowance of $519 and $610) .........         147,558          148,168
  Costs of uncompleted contracts in excess of billings .........           4,824              907
  Inventories ..................................................           5,008            5,133
  Prepaid expenses .............................................          24,154           21,607
  Other current assets .........................................          21,337           45,511
                                                                     -----------      -----------
Total current assets ...........................................         412,435          438,209
                                                                     -----------      -----------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ............................       2,265,521        1,940,919
  Other ........................................................          27,867           27,195
                                                                     -----------      -----------
                                                                       2,293,388        1,968,114
  Accumulated depreciation .....................................        (356,815)        (318,981)
                                                                     -----------      -----------
                                                                       1,936,573        1,649,133
                                                                     -----------      -----------

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES ..................          29,207           48,270
DEFERRED INCOME TAXES ..........................................             383              964
OTHER ASSETS ...................................................          67,556           42,056
                                                                     -----------      -----------
                                                                     $ 2,446,154      $ 2,178,632
                                                                     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt and current installments of long-term debt ...     $    59,100      $   148,786
  Accounts payable .............................................          95,166           78,880
  Accrued payroll and related costs ............................          28,612           21,985
  Taxes payable ................................................          38,428           51,495
  Interest payable .............................................          11,362            6,191
  Other current liabilities ....................................          28,703           42,152
                                                                     -----------      -----------
Total current liabilities ......................................         261,371          349,489

LONG-TERM DEBT .................................................         760,389          460,842
DEFERRED INCOME TAXES ..........................................          73,116           56,937
OTHER LIABILITIES ..............................................           1,177              891
MINORITY INTEREST ..............................................          (2,557)            --
                                                                     -----------      -----------
                                                                       1,093,496          868,159
                                                                     -----------      -----------

SHAREHOLDERS' EQUITY
  Common stock - par value $0.10 ...............................          13,393           13,376
  Capital in excess of par value ...............................         943,131          943,122
  Retained earnings ............................................         460,815          418,024
  Treasury stock, at cost ......................................         (57,991)         (61,771)
  Restricted stock (unearned compensation) .....................          (3,005)            --
  Accumulated other comprehensive income .......................          (3,685)          (2,278)
                                                                     -----------      -----------
                                                                       1,352,658        1,310,473
                                                                     -----------      -----------
COMMITMENTS AND CONTINGENCIES ..................................            --               --
                                                                     -----------      -----------
                                                                     $ 2,446,154      $ 2,178,632
                                                                     ===========      ===========

   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                               THREE MONTHS ENDED JUNE 30,
                                              ----------------------------
                                                 1999             1998
                                              -----------      -----------
OPERATING REVENUES
   Contract drilling services ...........     $   142,093      $   158,529
   Labor contract drilling services .....           9,747           16,267
   Turnkey drilling services ............          21,879           39,846
   Engineering and consulting services ..             383              522
   Other revenue ........................           1,369            1,064
                                              -----------      -----------
                                                  175,471          216,228
                                              -----------      -----------
OPERATING COSTS AND EXPENSES
   Contract drilling services ...........          73,909           67,318
   Labor contract drilling services .....           8,616           13,684
   Turnkey drilling services ............          22,107           37,287
   Engineering and consulting services ..             357              431
   Other expense ........................           1,734              634
   Depreciation and amortization ........          20,781           18,155
   Selling, general and administrative ..           6,234            8,414
   Minority interest ....................            (254)            --
                                              -----------      -----------
                                                  133,484          145,923
                                              -----------      -----------

OPERATING INCOME ........................          41,987           70,305

OTHER INCOME (EXPENSE)
   Interest expense .....................          (7,541)          (1,110)
   Interest income ......................           2,831            1,502
   Other, net ...........................            (404)           2,246
                                              -----------      -----------

INCOME BEFORE INCOME TAXES ..............          36,873           72,943
INCOME TAX PROVISION ....................          (9,588)         (22,539)
                                              -----------      -----------

NET INCOME ..............................     $    27,285      $    50,404
                                              ===========      ===========

EARNINGS PER SHARE:
  Basic .................................     $      0.21      $      0.38
  Diluted ...............................     $      0.21      $      0.38




   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                            SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------
                                                              1999             1998
                                                           -----------      -----------
OPERATING REVENUES
   Contract drilling services ........................     $   291,009      $   305,571
   Labor contract drilling services ..................          20,737           34,534
   Turnkey drilling services .........................          40,075           59,848
   Engineering and consulting services ...............             727            1,206
   Other revenue .....................................           3,043            4,105
                                                           -----------      -----------
                                                               355,591          405,264
                                                           -----------      -----------
OPERATING COSTS AND EXPENSES
   Contract drilling services ........................         154,176          128,231
   Labor contract drilling services ..................          18,426           27,393
   Turnkey drilling services .........................          43,069           57,726
   Engineering and consulting services ...............             655            1,069
   Other expense .....................................           3,689            2,006
   Depreciation and amortization .....................          39,874           35,640
   Selling, general and administrative ...............          15,618           16,579
   Minority interest .................................            (834)            --
                                                           -----------      -----------
                                                               274,673          268,644
                                                           -----------      -----------

OPERATING INCOME .....................................          80,918          136,620

OTHER INCOME (EXPENSE)
   Interest expense ..................................         (12,257)          (2,242)
   Interest income ...................................           5,481            3,077
   Other, net ........................................            (687)           1,806
                                                           -----------      -----------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE ..          73,455          139,261
INCOME TAX PROVISION .................................         (19,831)         (42,628)
                                                           -----------      -----------

INCOME BEFORE EXTRAORDINARY CHARGE ...................          53,624           96,633
EXTRAORDINARY CHARGE, NET OF TAX .....................         (10,833)            --
                                                           -----------      -----------

NET INCOME ...........................................     $    42,791      $    96,633
                                                           ===========      ===========

EARNINGS PER SHARE-BASIC:
  Income before extraordinary charge .................     $      0.41      $      0.74
  Extraordinary charge ...............................           (0.08)            --
                                                           -----------      -----------
  Net income per common share ........................     $      0.33      $      0.74
                                                           ===========      ===========

EARNINGS PER SHARE-DILUTED:
  Income before extraordinary charge .................     $      0.40      $      0.73
  Extraordinary charge ...............................           (0.08)            --
                                                           -----------      -----------
  Net income per common share ........................     $      0.32      $      0.73
                                                           ===========      ===========



   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                                               THREE MONTHS ENDED JUNE 30,
                                                                              ----------------------------
                                                                                 1999             1998
                                                                              -----------      -----------
NET INCOME ................................................................   $    27,285      $    50,404
                                                                              -----------      -----------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Foreign currency translation adjustments ................................           239              (26)
  Unrealized holding losses arising during period .........................        (1,299)            --
                                                                              -----------      -----------
  Other comprehensive loss ................................................        (1,060)             (26)
                                                                              -----------      -----------

COMPREHENSIVE INCOME ......................................................   $    26,225      $    50,378
                                                                              ===========      ===========


                                                                               SIX MONTHS ENDED JUNE 30,
                                                                              ----------------------------
                                                                                 1999             1998
                                                                              -----------      -----------
NET INCOME ................................................................   $    42,791      $    96,633
                                                                              -----------      -----------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   Foreign currency translation adjustments ...............................          (108)             (56)
                                                                              -----------      -----------
   Unrealized (losses) gains on securities:
     Unrealized holding losses arising during period ......................        (1,299)             (20)
     Less: reclassification adjustment for gains realized in net income ...          --                  4
                                                                              -----------      -----------
     Net unrealized losses ................................................        (1,299)             (16)
                                                                              -----------      -----------
   Other comprehensive loss ...............................................        (1,407)             (72)
                                                                              -----------      -----------

COMPREHENSIVE INCOME ......................................................   $    41,384      $    96,561
                                                                              ===========      ===========





   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    ------------------------
                                                                      1999           1998
                                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..................................................     $  42,791      $  96,633
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ..........................        39,874         35,640
       Deferred income tax provision ..........................        16,760         16,355
       Loss (gain) on sales of property and equipment .........            34           (855)
       Extraordinary charge, net of tax .......................        10,833           --
       Equity in net income of unconsolidated joint ventures ..           308           --
       Other ..................................................           364            802
       Changes in current assets and liabilities:
        Accounts receivable ...................................         8,804        (50,904)
        Other assets ..........................................        17,490         (6,576)
        Accounts payable ......................................         9,067         35,061
        Other liabilities .....................................       (10,164)        20,560
                                                                    ---------      ---------
        Net cash provided by operating activities .............       136,161        146,716
                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment ..........................      (256,053)      (267,528)
  Proceeds from sale of property and equipment ................            53          1,929
  Investment in and notes receivable from affiliates ..........          --          (29,925)
  (Investment in) proceeds from sale of marketable securities .        (6,830)        16,450
                                                                    ---------      ---------
        Net cash used by investing activities .................      (262,830)      (279,074)
                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt ....................       396,731           --
  Net (payments) borrowings on revolving credit facility ......      (100,000)       140,000
  Payment of long-term debt ...................................      (177,807)        (5,401)
  Issuance of common stock ....................................           416          1,186
  Decrease in restricted cash .................................         1,948           --
                                                                    ---------      ---------
        Net cash provided by financing activities .............       121,288        135,785
                                                                    ---------      ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..............        (5,381)         3,427

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................       211,012         49,917
                                                                    ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................     $ 205,631      $  53,344
                                                                    =========      =========



   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING

         The accompanying condensed consolidated financial statements of Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company", "we", "our" and words of similar import), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions among Noble Drilling and its consolidated subsidiaries have been eliminated. The interim condensed consolidated financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

NOTE 2 - EARNINGS PER SHARE

          The following table reconciles the basic and diluted earnings per share computations for income before extraordinary charge for the three and six month periods ended June 30, 1999 and 1998 (in thousands, except per share amounts):

                                INCOME BEFORE
                                EXTRAORDINARY       BASIC        BASIC       DILUTED      DILUTED
                                   CHARGE           SHARES        EPS        SHARES         EPS
                              ---------------------------------------------------------------------
   THREE MONTHS ENDED:
                JUNE 30, 1999    $  27,285         131,336      $  0.21      132,341     $  0.21
                JUNE 30, 1998    $  50,404         131,233      $  0.38      132,518     $  0.38
   SIX MONTHS ENDED:
                JUNE 30, 1999    $  53,624         131,248      $  0.41      132,106     $  0.40
                JUNE 30, 1998    $  96,633         131,142      $  0.74      132,483     $  0.73

          Included in diluted shares are common stock equivalents relating to outstanding stock options of 1,005,000 shares and 1,285,000 shares for the three month periods ended June 30, 1999 and 1998, respectively, and 858,000 shares and 1,341,000 shares for the six month periods ended June 30, 1999 and 1998, respectively.

NOTE 3 - MARKETABLE EQUITY SECURITIES

          The Company's investments in marketable equity securities are classified as available for sale and stated at fair market value under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, any unrealized gains and losses, net of taxes, are included in "Accumulated other comprehensive income" in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 1999, the fair market value of available for sale equity securities totaled $8,199,000, with gross unrealized losses of $1,299,000. Available for sale equity securities are included in "Other assets" in the accompanying Condensed Consolidated Balance Sheets.

NOTE 4 - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         Effective January 1, 1999, the Company acquired a majority interest in Arktik Drilling Limited, Inc. ("Arktik"), and the bareboat charter of the Noble Kolskaya, in exchange for an obligation to pay Kvaerner Maritime A.S. ("Kvaerner") the aggregate principal amount of $17,500,000 plus interest (the "Kvaerner Debt"). (See Note 6). Arktik's principal asset is the drillship, the Noble Muravlenko. As a result of these acquisitions, the results of operations of Arktik and the Noble Kolskaya are included in the Company's Consolidated Statements of Operations from January 1, 1999, and at that date, the respective assets and liabilities were recorded at their estimated fair values. Prior to January 1, 1999, the investments were accounted for under the equity method. The results of operations of Arktik and the Noble Kolskaya prior to January 1, 1999 were not material to the Company's consolidated amounts; therefore, pro forma financial information is not presented.

NOTE 5 - CREDIT FACILITIES

          We have an unsecured revolving credit facility in the amount of $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $40,000,000 through August 14, 2002. As of June 30, 1999, we had no outstanding borrowings under the Credit Agreement and $3,677,000 had been used to support outstanding letters of credit. As of June 30, 1999, $196,323,000 remained available under the Credit Agreement. Additionally, at June 30, 1999, we had $21,192,000 of surety bonds and unsecured letter of credit facilities.

NOTE 6 - LONG-TERM DEBT

         On March 16, 1999, we issued $150,000,000 principal amount of our 6.95% Senior Notes due 2009 (the "2009 Notes") and $250,000,000 principal amount of our 7.50% Senior Notes due 2019 (the "2019 Notes" and, together with the 2009 Notes, the "Notes"). Interest on the Notes is payable on March 15 and September 15 of each year beginning September 15, 1999. The Notes are redeemable, as a whole or from time to time in part, at our option on any date prior to maturity at prices equal to 100 percent of the outstanding principal amount of the Notes redeemed plus accrued interest to the redemption date plus a make-whole premium, if any is required to be paid. The Notes are senior unsecured obligations and the indenture governing the Notes contains covenants that, among other things, limit our ability to create certain liens, engage in certain sale and lease-back transactions and merge, consolidate and sell assets, except under certain conditions.

         In March 1999, we used approximately $143,000,000 of the net proceeds from the issuance of the Notes to purchase and retire $125,000,000 principal amount of our 9 1/8% Senior Notes due 2006, which resulted in our incurring an extraordinary charge of $10,833,000, net of taxes of $5,833,000, in the first quarter of 1999. The extraordinary charge represented the difference between the acquisition price and the net carrying value of the retired notes, including unamortized debt issuance costs.

         In connection with the acquisitions regarding Arktik and the Noble Kolskaya (see Note 4), we incurred the Kvaerner Debt. Additionally, we recorded Arktik's outstanding bank indebtedness in the amount of $24,000,000 (the "Arktik Debt") and Arktik's indebtedness to a minority equity owner in Arktik in the amount of $7,900,000 (the "Shareholder Debt"). The Arktik Debt and the Shareholder Debt are non-recourse except to Arktik. The Arktik Debt is secured by a preferred mortgage on Arktik's drillship, the Noble Muravlenko. The Shareholder Debt is also secured by a mortgage on the Noble Muravlenko.

         The Kvaerner Debt bears interest at a rate equal to the LIBOR rate plus
1.25 percent. Principal and interest is payable on April 1, 1999 and each October 1 and April 1 thereafter until October 1, 2003. We may prepay all or any portion of the balance, plus accrued interest, at any time after December 31, 1999. The interest rate as of June 30, 1999 was 6.31 percent per annum.

         The Arktik Debt bears interest at a rate equal to the LIBOR rate plus
1.0 percent. Principal and interest is payable by Arktik on each June 1 and December 1. Scheduled principal payments are $4,000,000 for the years 1999 through 2002 and $8,000,000 in 2003. The interest rate as of June 30, 1999 was
6.19 percent per annum.

         The Shareholder Debt bears interest at 12.0 percent per annum. Interest is payable on each April 1 and October 1. The principal balance of the debt is to be repaid by Arktik over a three year period, beginning in 2009.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         We have entered into agreements with vendors to purchase or construct equipment for the conversion of rigs. These agreements generally require non-refundable payments as certain milestones are met. The cumulative amount of such payments totaled $127,853,000 as of June 30, 1999. As of June 30, 1999, we also had $59,200,000 of purchase commitments related to rig conversion projects. In the event we were to cancel the purchase commitments, the ultimate amounts refunded to us would be subject to negotiation with vendors.

NOTE 8 - SEGMENT AND RELATED INFORMATION

         We adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1998 which changes the way we report information about our operating segments.

         We provide diversified services to the oil and gas industry. Our reportable segments consist of the primary services we provide. These services include offshore contract drilling, turnkey drilling and labor contract drilling services. Although each of these services is generally influenced by the same economic factors, they each represent a distinct service to the oil and gas industry. Offshore contract drilling services is then separated into international and domestic contract drilling segments since there are certain economic and political risks associated with each of these geographic markets and our management makes decisions based on these markets accordingly.


          Our international contract drilling segment conducts contract drilling services in the North Sea, Africa, Brazil, the Middle East and Mexico, whereas our domestic contract drilling is conducted in the U.S. Gulf of Mexico. Our turnkey drilling operations consist of our coordination of all equipment, materials, services and management to drill a well to a specified depth for a fixed price. Our turnkey drilling operations are conducted primarily in the U.S. Gulf of Mexico. Under our labor contracts, we provide the personnel necessary to manage and perform drilling operations from drilling platforms owned by the operator. Our labor contract drilling services are conducted in the U.K. North Sea and off the east coast of Canada.


          All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and earnings. Summarized financial information of our reportable segments for the three and six months ended June 30, 1999 and 1998 is shown in the following table (in thousands). The "Other" column includes results of other insignificant operations and corporate related items.

                                         INTERNATIONAL    DOMESTIC         LABOR
                                           CONTRACT       CONTRACT        CONTRACT       TURNKEY
THREE MONTHS ENDED:                        DRILLING       DRILLING        DRILLING       DRILLING
JUNE 30, 1999:                             SERVICES       SERVICES        SERVICES       SERVICES         OTHER            TOTAL
-------------------                       ----------     ----------      ----------     ----------      ----------      ----------
Revenues from external customers ....     $  117,535     $   24,791      $   10,995     $   21,879      $      271      $  175,471
Intersegment revenues ...............           --             --              --             --              --              --
Segment profit (loss) ...............         27,886         (2,366)          1,662           (389)            469          27,262
Total assets at June 30, 1999 (1) ...      1,207,356        955,661          24,702         12,646         245,789       2,446,154

JUNE 30, 1998:
--------------
Revenues from external customers ....     $  118,536     $   39,786      $   17,859     $   40,047      $     --        $  216,228
Intersegment revenues ...............           --            2,293            --              135            --             2,428
Segment profit (loss) ...............         32,270         15,560           2,357            829            (613)         50,403

                                         INTERNATIONAL    DOMESTIC         LABOR
                                           CONTRACT       CONTRACT        CONTRACT       TURNKEY
SIX MONTHS ENDED:                          DRILLING       DRILLING        DRILLING       DRILLING
JUNE 30, 1999:                             SERVICES       SERVICES        SERVICES       SERVICES         OTHER            TOTAL
-----------------                         ----------     ----------      ----------     ----------      ----------      ----------
Revenues from external customers ....     $  244,725     $   47,075      $   23,507     $   40,075      $      209      $  355,591
Intersegment revenues ...............           --            1,305            --             --              --             1,305
Segment profit (loss) ...............         60,695         (4,215)          2,619         (3,228)         (2,275)         53,596

JUNE 30, 1998:
--------------
Revenues from external customers ....     $  224,482     $   82,099      $   38,000     $   60,675      $        8      $  405,264
Intersegment revenues ...............            873          2,293            --              135            --             3,301
Segment profit (loss) ...............         61,417         31,776           5,940            388          (2,888)         96,633

--------------
(1) Total assets - Other at June 30, 1999 includes cash and cash equivalents of $185,199,000.

          The following table is a reconciliation of reportable segment profit or loss to our consolidated totals for the three and six months ended June 30, 1999 and 1998 (in thousands).

                                                            THREE MONTHS ENDED JUNE 30,
                                                            ----------------------------
                                                               1999             1998
                                                            -----------      -----------
              Total profit for reportable segments ....     $    27,262      $    50,403
              Elimination of intersegment losses ......              23                1
                                                            -----------      -----------
                       Total consolidated net income ..     $    27,285      $    50,404
                                                            ===========      ===========

                                                              SIX MONTHS ENDED JUNE 30,
                                                            ----------------------------
                                                               1999             1998
                                                            -----------      -----------
              Total profit for reportable segments ....     $    53,596      $    96,633
              Elimination of intersegment losses ......              28             --
              Extraordinary charge, net of tax ........         (10,833)            --
                                                            -----------      -----------
                       Total consolidated net income ..     $    42,791      $    96,633
                                                            ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-Q including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy, plans and objectives of our management for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot be certain that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, volatility in crude oil and natural gas prices, potential deterioration in the demand for our drilling services and resulting declining dayrates, the cancellation by our customers of drilling contracts or letters of intent for drilling contracts or their exercise of early termination provisions generally found in our drilling contracts, risks associated with our turnkey drilling operations, intense competition in the drilling industry, heavy demand for the equipment and services that we need in order to finish our major shipyard refurbishment and conversion projects on schedule and on budget, political and economic conditions in international markets where we operate, adverse weather (such as hurricanes) and seas, operational risks (such as blowouts, fires and loss of production), limitations on our insurance coverage, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation).

         As used herein, unless otherwise required by the context, the term "Noble Drilling" refers to Noble Drilling Corporation and the terms "we" "our" and similar words refer to Noble Drilling and its consolidated subsidiaries. The use herein of such terms as group, organization, we, us, our and its, or references to specific entities, is not intended to be a precise description of corporate relationships.

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

         Oil and gas prices have recovered significantly over the last six months; however, there has not been a corresponding improvement in the market for our services, as evidenced by the continued low utilization rates and low dayrate renewals on contract expirations. Although we do not expect drilling activity to improve significantly over the remainder of 1999, we are encouraged about our sector's fundamentals longer-term and expect the demand for our services to begin to improve in 2000, subject to oil and natural gas prices remaining at approximately their current levels. However, we believe that a significant decrease from current oil and gas price levels will further depress the level of exploration and production activity and result in a corresponding decline in demand for our services. Furthermore, the continued consolidation of the oil and gas industry, as evidenced by the announcement and completion of several recent transactions, has resulted in, and is likely to continue to result in, a reduction in the amount of capital spent on exploration and production activities.

         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications and to redeploy assets in important geological areas.

         A principal component of our deepwater strategy is our EVA-4000(TM) semisubmersible conversion program. The EVA-4000(TM) is our proprietary design that we believe allows us to convert our three-column submersible drilling rigs into ultra-deepwater semisubmersibles at a lower cost and on an accelerated delivery schedule versus a new construction project. We delivered our first EVA-4000(TM) semisubmersible, the Noble Paul Romano, in the fourth quarter of 1998. The Noble Paul Wolff and Noble Jim Thompson EVA-4000(TM) semisubmersibles were delivered in the second quarter of 1999. The Noble Amos Runner EVA-4000(TM) semisubmersible was delivered in August 1999. The Noble Max Smith, an EVA-4000(TM) semisubmersible conversion, is in progress and is expected to be available for service in late 1999. The Noble Homer Ferrington, a Friede & Goldman 9500 Enhanced Pacesetter, is being upgraded and is expected to be available for service in the first quarter of 2000.

         The Noble Paul Romano, which is capable of drilling in 6,000 feet of water, is contracted to Shell Deepwater Development Inc. ("Shell Deepwater"), an affiliate of Shell Oil Company, for a five year contract in the U.S. Gulf of Mexico. The Noble Paul Wolff, a dynamically positioned unit capable of drilling in 8,900 feet of water, is contracted to Petroleo Brasiliero S.A. ("Petrobras") for six years in Brazil. The Noble Jim Thompson, which is capable of drilling in 6,000 feet of water, is contracted to Shell Deepwater for an initial term of three years, with options to extend by Shell Deepwater, in the U.S. Gulf of Mexico. The Noble Amos Runner, which is capable of drilling in 6,600 feet of water, is under contract to a rig-sharing consortium of operators for a five year term in the U.S. Gulf of Mexico.

                                                                       FORM 10-Q


         The Noble Max Smith, which is currently subject to a letter of intent, will be capable of drilling in 6,000 feet of water. We are attempting to finalize five-year drilling contracts with Amerada Hess Corporation and Union Pacific Resources Corporation to work the unit in the U.S. Gulf of Mexico. Union Pacific has expressed to us its desire to contract the unit for less than its 30 month portion of the five-year contract and at a lower dayrate than is provided for in the letter of intent. We are continuing to upgrade the unit and expect to deliver it in late l999 under the terms and conditions of the letter of intent. The Noble Homer Ferrington remains subject to the letter agreements dated February 1998 with Samedan Oil Corporation and Mariner Energy, Inc. for a five-year drilling contract in the U.S. Gulf of Mexico. We continue to meet with these two operators to work toward the finalization of the drilling contract and related rig sharing agreement. Mariner previously expressed the position that its letter agreement expired by its terms on May 1, 1998, and further expressed its intention to work toward a mutually acceptable outcome because Mariner still needs access to such a deepwater rig. Samedan has also recently questioned the extent of its obligations under its letter agreement, particularly if Mariner defaults on its commitment under its letter agreement. We do not agree with the position that either letter agreement has expired, and we are continuing to work with both parties toward a mutually acceptable outcome. However, the Company intends to pursue the performance by such parties of their commitments under the terms and conditions of their respective letter agreements. Shipyard work on the rig, which will be capable of drilling in 6,000 feet of water, is progressing on a schedule for delivery of the rig in the first quarter of 2000. If we are unable to finalize the contracts covering either the Noble Max Smith and/or Noble Homer Ferrington, we could experience delays in finding alternate customers. Failure or delay in contracting the units with alternate customers under terms as favorable to us as those reflected in the existing letter of intent and letter agreements would adversely affect our future revenues.


RESULTS OF OPERATIONS


FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     GENERAL

         Net income for the second quarter of 1999 (the "Current Quarter") was $27,285,000, or $0.21 per diluted share, on operating revenues of $175,471,000, compared to net income for the second quarter of 1998 (the "Comparable Quarter") of $50,404,000, or $0.38 per diluted share, on operating revenues of $216,228,000.

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES


          The following table sets forth the average rig utilization rates, operating days and average day rate for our rig fleet for the three months ended June 30, 1999 and 1998:

                                 AVERAGE RIG
                            UTILIZATION RATES (1)            OPERATING DAYS              AVERAGE DAYRATE
                           ------------------------    -------------------------    ------------------------
                              THREE MONTHS ENDED           THREE MONTHS ENDED           THREE MONTHS ENDED
                                   JUNE 30,                     JUNE 30,                     JUNE 30,
                           ------------------------    -------------------------    ------------------------
                              1999         1998            1999          1998           1999         1998
                           -----------  -----------    -----------   -----------    -----------  -----------
International.........         76%          90%            1,984        2,283        $  59,201    $  52,017
Domestic..............         66%          89%              735          813        $  33,521    $  48,923

---------------------

(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.

     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for the three months ended June 30, 1999 and 1998:

                                                   REVENUES                      GROSS MARGIN
                                           -------------------------     --------------------------
                                             THREE MONTHS ENDED             THREE MONTHS ENDED
                                                   JUNE 30,                        JUNE 30,
                                           -------------------------     --------------------------
                                              1999           1998           1999            1998
                                           ----------     ----------     ----------      ----------
                                                               (In thousands)
Contract drilling services ...........     $  117,455     $  118,755     $   59,374      $   63,129
Labor contract drilling services .....          9,747         16,267          1,131           2,583
Turnkey drilling services ............           --               72           --            (3,074)
Engineering and consulting services ..            383            522             26              91
Other ................................          1,216            850           (517)            470
                                           ----------     ----------     ----------      ----------
         Total .......................     $  128,801     $  136,466     $   60,014      $   63,199
                                           ==========     ==========     ==========      ==========

         OPERATING REVENUES. International contract drilling services revenues decreased $1,300,000 in the Current Quarter as compared to the Comparable Quarter primarily due to lower average rig utilization rates and operating days. There were nine jackup rigs and one semisubmersible rig stacked for varying amounts of time during the Current Quarter, which led to an average utilization of 76 percent in the Current Quarter as compared to 90 percent in the Comparable Quarter. The geographic locations affected the most by decreased average rig utilization were Mexico, Africa and the Middle East. The decrease in utilization was partially offset by higher average international dayrates in the Current Quarter resulting from certain contract renewals in the North Sea. Additionally, the Noble Paul Wolff, an EVA-4000(TM) semisubmersible, began operating in Brazil for Petrobras in May 1999 at a dayrate that is above our average dayrate. Labor contract drilling services revenues decreased $6,520,000 in the Current Quarter as compared to the Comparable Quarter due to fewer operating days on the North Sea labor contracts as a result of certain contract expirations which were not renewed coupled with reduced drilling and workover activities by our customers. International turnkey drilling services revenues were not significant in either the Current Quarter or the Comparable Quarter. There were no international turnkey well completions in either the Current Quarter or the Comparable Quarter.

         GROSS MARGIN. International contract drilling services gross margin decreased $3,755,000 in the Current Quarter as compared to the Comparable Quarter primarily due to lower average rig utilization rates coupled with certain ongoing operating expenses incurred on rigs that were stacked during the Current Quarter. Labor contract drilling services gross margin decreased $1,452,000 in the Current Quarter as compared to the Comparable Quarter primarily due to fewer operating days on the North Sea labor contracts coupled with reduced drilling and workover activities by our customers.

     DOMESTIC OPERATIONS

          The following table sets forth the operating revenues and gross margin for our domestic operations for the three months ended June 30, 1999 and 1998:

                                          REVENUES                     GROSS MARGIN
                                  -------------------------     --------------------------
                                      THREE MONTHS ENDED           THREE MONTHS ENDED
                                           JUNE 30,                     JUNE 30,
                                  -------------------------     --------------------------
                                     1999           1998           1999            1998
                                  ----------     ----------     ----------      ----------
                                                       (In thousands)
Contract drilling services ..     $   24,638     $   39,774     $    8,810      $   28,082
Turnkey drilling services ...         21,879         39,774           (228)          5,633
Other .......................            153            214            152             (40)
                                  ----------     ----------     ----------      ----------
         Total ..............     $   46,670     $   79,762     $    8,734      $   33,675
                                  ==========     ==========     ==========      ==========

         OPERATING REVENUES. Domestic contract drilling services revenues decreased $15,136,000 in the Current Quarter as compared to the Comparable Quarter due primarily to lower average dayrates and utilization. One jackup rig and three submersible rigs were stacked for the majority of the Current Quarter, which led to an average utilization rate of 66 percent in the Current Quarter as compared to 89 percent in the Comparable Quarter. The demand for offshore drilling units in the U.S. Gulf of Mexico remains at depressed levels. The decrease in utilization was partially offset by the revenues generated from the Noble Paul Romano, the first EVA-4000(TM) semisubmersible delivered in December 1998, and the Noble Jim Thompson, an EVA-4000(TM) semisubmersible, which began operating in June 1999. Domestic turnkey drilling services revenues were $17,895,000 lower in the Current Quarter as compared to the Comparable Quarter due to lower turnkey rates charged to customers and the completion of turnkey wells that were less complex and thus produced lower average revenues than those wells completed in the Comparable Quarter. Seven domestic turnkey wells were completed in the Current Quarter as compared to six in the Comparable Quarter.

         GROSS MARGIN. While the dayrates of the Noble Paul Romano and
Noble Jim Thompson are higher than our average domestic dayrate and, therefore, favorably impacted domestic contract drilling services gross margin in the Current Quarter, gross margin decreased $19,272,000 in the Current Quarter as compared to the Comparable Quarter due primarily to lower average dayrates and utilization. Although there was an increase in domestic turnkey well completions in the Current Quarter as compared to the Comparable Quarter, the negative gross margin is attributable to above market dayrates paid by our turnkey subsidiary and lower utilization by that subsidiary of certain drilling rigs which it has under term contract from a third party.

     OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $2,626,000 in the Current Quarter as compared to the Comparable Quarter due primarily to the activation of the Noble Paul Romano, Noble Paul Wolff and Noble Jim Thompson EVA-4000(TM) semisubmersibles in December 1998, May 1999 and June 1999, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased $2,180,000 in the Current Quarter as compared to the Comparable Quarter primarily due to the implementation of cost reduction initiatives.

         INTEREST EXPENSE. Interest expense increased $6,431,000 in the Current Quarter as compared to the Comparable Quarter due to higher average debt balances resulting from project financings completed in the latter part of 1998 related to EVA-4000(TM) semisubmersible conversions and the March 1999 issuance of $150,000,000 principal amount of our 6.95% Senior Notes due 2009 (the "2009 Notes") and $250,000,000 principal amount of our 7.50% Senior Notes due 2019 (the "2019 Notes" and, together with the 2009 Notes, the "Notes"). Additionally, in connection with the acquisition of a majority interest in Arktik Drilling Limited, Inc. ("Arktik"), and the bareboat charter of the Noble Kolskaya, we incurred debt of $17,500,000 and recorded Arktik's outstanding indebtedness of $31,900,000. See Notes 4 and 6 to our accompanying Condensed Consolidated Financial Statements. Capitalized interest costs related to construction in progress on qualifying upgrade projects were $7,260,000 and $3,571,000 in the Current Quarter and the Comparable Quarter, respectively.

         INTEREST INCOME. Interest income increased $1,329,000 in the Current Quarter as compared to the Comparable Quarter due to higher average cash balances resulting from the completion of project financings and the March 1999 issuance of the Notes.

         INCOME TAX PROVISION. Income tax expense decreased $12,951,000 in the Current Quarter as compared to the Comparable Quarter due primarily to lower pretax earnings and a lower proportion of our earnings being U.S. sourced earnings that are taxed at higher effective rates than international earnings.


FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     GENERAL

         Net income for the six months ended June 30,1999 (the "Current Period"), excluding non-recurring items, was $53,624,000, or $0.40 per diluted share, on operating revenues of $355,591,000, compared to net income of $96,633,000, or $0.73 per diluted share, on operating revenues of $405,264,000 for the six months ended June 30, 1998 (the "Comparable Period").

         Results of the Current Period included an extraordinary charge of $10,833,000, net of taxes of $5,833,000, related to our purchase and retirement of $125,000,000 principal amount of our 9 1/8% Senior Notes due 2006 (the
"9 1/8% Notes") in March 1999. We financed the purchase and retirement of the 9 1/8% Notes with a portion of the net proceeds from the issuance of the Notes.

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

          The following table sets forth the average rig utilization rates, operating days and average dayrate for our rig fleet for the six months ended June 30, 1999 and 1998:

                                  AVERAGE RIG
                             UTILIZATION RATES (1)          OPERATING DAYS              AVERAGE DAYRATE
                           ------------------------    -------------------------    ------------------------
                               SIX MONTHS ENDED            SIX MONTHS ENDED             SIX MONTHS ENDED
                                   JUNE 30,                    JUNE 30,                     JUNE 30,
                           ------------------------    -------------------------    ------------------------
                              1999         1998            1999          1998           1999         1998
                           -----------  -----------    -----------   -----------    -----------  -----------
International.........         83%          90%            4,265        4,542        $  57,240    $  49,362
Domestic..............         64%          94%            1,397        1,605        $  33,559    $  50,698

--------------------

(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.

     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for the six months ended June 30, 1999 and 1998:

                                                              REVENUES                       GROSS MARGIN
                                                     ---------------------------      ------------------------
                                                           SIX MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
                                                     ---------------------------      ------------------------
                                                        1999            1998             1999          1998
                                                     -----------     -----------      ----------   -----------
                                                                           (In thousands)
Contract drilling services.......................    $   244,127     $   224,201      $  121,147   $   119,387
Labor contract drilling services.................         20,737          34,534           2,311         7,141
Turnkey drilling services........................           --             3,463            --          (4,955)
Engineering and consulting services..............            727           1,206              72           137
Other............................................          2,789           2,161            (651)          639
                                                     -----------     -----------      ----------   -----------
         Total...................................    $   268,380     $   265,565      $  122,879   $   122,349
                                                     ===========     ===========      ==========   ===========

         OPERATING REVENUES. International contract drilling services revenues increased $19,926,000 in the Current Period as compared to the Comparable Period primarily due to higher average dayrates on certain contract renewals in the North Sea and the consolidation of the results of operations effective January 1, 1999 of Arktik and the Noble Kolskaya. See Note 4 to our accompanying Condensed Consolidated Financial Statements. Additionally, the Noble Paul Wolff, an EVA-4000(TM) semisubmersible, began operating in Brazil for Petrobras in May 1999 at a dayrate that is higher than our average international dayrate. The increase in average dayrate was partially offset by lower average rig utilization in Mexico, Africa and the Middle East. Labor contract drilling services revenues decreased $13,797,000 in the Current Period as compared to the Comparable Period due to fewer operating days on the North Sea labor contracts as a result of certain contract expirations which were not renewed coupled with reduced drilling and workover activities by our customers. We did not generate any international turnkey drilling services revenues in the Current Period as compared to $3,463,000 generated in the Comparable Period. There were no international turnkey well completions in either the Current Period or the Comparable Period.

         GROSS MARGIN. International contract drilling services gross margin increased $1,760,000 in the Current Period as compared to the Comparable Period primarily due to higher average dayrates on certain contract renewals in the North Sea. The increase in gross margin was partially offset by lower average utilization in Mexico, Africa and the Middle East coupled with certain ongoing operating expenses incurred on rigs that were stacked during the Current Period. Labor contract drilling services gross margin decreased $4,830,000 in the Current Period as compared to the Comparable Period primarily due to fewer operating days on the North Sea labor contracts as a result of certain contract expirations which were not renewed coupled with reduced drilling and workover activities by our customers.

     DOMESTIC OPERATIONS

          The following table sets forth the operating revenues and gross margin for our domestic operations for the six months ended June 30, 1999 and 1998:

                                                              REVENUES                     GROSS MARGIN
                                                     ---------------------------    --------------------------
                                                          SIX MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                     ---------------------------    --------------------------
                                                        1999            1998           1999           1998
                                                     -----------     -----------    -----------    -----------
                                                                          (In thousands)
Contract drilling services.......................    $    46,882     $    81,370    $    15,686    $    57,953
Turnkey drilling services........................         40,075          56,385         (2,994)         7,077
Other ...........................................            254           1,944              5          1,460
                                                     -----------     -----------    -----------    -----------
         Total...................................    $    87,211     $   139,699    $    12,697    $    66,490
                                                     ===========     ===========    ===========    ===========

         OPERATING REVENUES. Domestic contract drilling services revenues decreased $34,488,000 in the Current Period as compared to the Comparable Period due primarily to lower average dayrates and utilization. The revenue decrease was partially offset by revenues from the Noble Paul Romano, which completed its first six months of operations in the Current Period, and the Noble Jim Thompson, which began operating for Shell Deepwater in June 1999. Both earn a dayrate that is higher than our average domestic dayrate. One jackup rig and three submersible rigs were stacked for the majority of the Current Period, which led to an average utilization rate of 64 percent in the Current Period as compared to 94 percent in the Comparable Period. Domestic turnkey drilling services revenues were $16,310,000 lower in the Current Period as compared to the Comparable Period due to lower turnkey rates charged to our customers and the completion of turnkey wells that were less complex and thus produced lower average revenues than those wells completed in the Comparable Period. Twelve domestic turnkey wells were completed in the Current Period as compared to eight in the Comparable Period.

         GROSS MARGIN. While the operations of the Noble Paul Romano and
Noble Jim Thompson favorably impacted domestic contract drilling services gross margin in the Current Period, gross margin decreased $42,267,000 in the Current Period as compared to the Comparable Period due primarily to lower average dayrates and utilization and certain ongoing operating expenses incurred on rigs that were stacked during the Current Period. The negative turnkey drilling services gross margin is attributable to above market dayrates paid by our turnkey subsidiary and lower utilization by that subsidiary of certain drilling rigs which it has under term contract from a third party.

     OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $4,234,000 in the Current Period as compared to the Comparable Period due primarily to the activation of the Noble Paul Romano, Noble Paul Wolff and Noble Jim Thompson EVA-4000(TM) semisubmersibles in December 1998, May 1999 and June 1999, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased $961,000 in the Current Period as compared to the Comparable Period primarily due to the implementation of cost reduction initiatives in the Current Period.

         INTEREST EXPENSE. Interest expense increased $10,015,000 in the Current Period as compared to the Comparable Period due to higher average debt balances resulting from project financings completed in the latter part of 1998 related to EVA-4000(TM) semisubmersible conversions and the March 1999 issuance of the Notes. Additionally, in connection with the acquisition of a majority interest in Arktik, and the bareboat charter of the Noble Kolskaya, we incurred debt of $17,500,000 and recorded Arktik's outstanding indebtedness of $31,900,000. See Notes 4 and 6 to our accompanying Condensed Consolidated Financial Statements. Capitalized interest costs related to construction in progress on qualifying upgrade projects were $14,441,000 and $5,953,000 in the Current Period and the Comparable Period, respectively.

         INTEREST INCOME. Interest income increased $2,404,000 in the Current Period as compared to the Comparable Period due to higher average cash balances resulting from the completion of project financings and the March 1999 issuance of the Notes.

         INCOME TAX PROVISION. Income tax expense decreased $22,797,000 in the Current Period as compared to the Comparable Period due primarily to lower pretax earnings and a lower proportion of our earnings being U.S. sourced earnings that are taxed at higher effective rates than international earnings.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

         At June 30, 1999, we had cash and cash equivalents of $205,631,000 and approximately $196,323,000 of funds available under our line of credit. We had working capital of $151,064,000 and $88,720,000 at June 30, 1999 and December 31, 1998, respectively. Total debt as a percentage of total debt plus shareholders' equity was 38 percent at June 30, 1999 compared to 32 percent at December 31, 1998.

         Capital expenditures totaled $124,717,000 and $256,053,000 for the Current Quarter and Current Period, respectively. We expect capital expenditures for the remainder of 1999 to aggregate approximately $225,000,000, of which the majority relates to conversions and upgrades of drilling units. Approximately $130,000,000 of the $225,000,000 is for the conversions of the Noble Amos Runner and Noble Max Smith to EVA-4000(TM) semisubmersibles. Additionally, we expect to incur capital expenditures of approximately $92,000,000 over the remainder of 1999 to upgrade the equipment and water depth capability of the Noble Homer Ferrington. The conversion and upgrade of these units is scheduled to be completed in late 1999 or early 2000. We expect the total cost of these three semisubmersible conversions and upgrade projects to be approximately $482,000,000.

         Certain projects we are currently considering could require, if they materialize, capital expenditures or other cash requirements not included in the above estimate. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Other factors that could cause actual capital expenditures to exceed materially the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design and criteria or specifications during repair or construction.

         We have entered into agreements with vendors to purchase or construct equipment for the conversion of drilling units. These agreements generally require non-refundable payments as certain milestones are met. The cumulative amount of such payments totaled $127,853,000 through June 30, 1999. As of June 30, 1999, we also had $59,200,000 of purchase commitments related to rig conversion projects. If we cancelled the purchase commitments, the ultimate amounts refunded to us would be subject to negotiation with vendors.

         In May 1997, the Board of Directors of Noble Drilling authorized the repurchase of up to 10,000,000 shares of Noble Drilling common stock, or approximately eight percent of the then outstanding common stock. As of June 30, 1999, we had repurchased 2,730,000 shares of common stock at a total cost of $62,738,000. Additional purchases, if any, would be made from time to time on the open market or in private transactions at prices determined by us.

     CREDIT FACILITIES AND LONG-TERM DEBT

         As of June 30, 1999, our short-term debt and current installments of long-term debt balance was $59,100,000 as compared to $148,786,000 as of December 31, 1998. As of June 30, 1999, our long-term debt balance was $760,389,000 as compared to $460,842,000 as of December 31, 1998.

          On March 16, 1999, we issued our 2009 Notes and 2019 Notes in the aggregate principal amount of $400,000,000. We used approximately $218,000,000 of the net proceeds from the issuance of the Notes to purchase and retire our 9 1/8% Notes and to repay $75,000,000 outstanding under our Credit Agreement. See Note 6 to our accompanying Condensed Consolidated Financial Statements.

         As of June 30, 1999, we had no borrowings under the Credit Agreement and $3,677,000 had been used to support outstanding letters of credit. As of June 30, 1999, we had the ability to borrow $196,323,000 under the Credit Agreement. Additionally, at June 30, 1999, we had $21,192,000 of surety bonds and unsecured letter of credit facilities.

         In connection with our acquisition effective January 1, 1999 of a majority interest in Arktik, and the bareboat charter of the Noble Kolskaya, we incurred indebtedness to Kvaerner Maritime A.S. in the aggregate principal amount of $17,500,000. Additionally, we recorded Arktik's outstanding bank indebtedness in the amount of $24,000,000 and Arktik's indebtedness to a minority equity owner in Arktik in the amount of $7,900,000. See Note 4 to our accompanying Condensed Consolidated Financial Statements.

          As of July 1, 1999, we estimated that our required debt principal and interest payments for then outstanding debt to be approximately $55,649,000 over the remainder of 1999. We expect to fund these obligations out of existing balances of cash and cash equivalents as well as cash expected to be provided by operations. We anticipate that our existing cash balances and our cash flows generated from operations will be sufficient to meet our required debt principal and interest payments and our expected discretionary capital expenditures, assuming no material decrease in demand for contract drilling and turnkey services.

YEAR 2000

         We are working to resolve the potential impact of the year 2000 on the ability of our computerized systems to accurately process information that may be date-sensitive. Any of our programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. We are managing our year 2000 compliance issues through a committee (the "Y2K Committee"), which was formed to develop our year 2000 initiatives. As of June 30, 1999, the Y2K Committee had completed its review of critical information technology ("IT") systems, such as computer hardware and software, and non-information technology ("Non-IT") systems, which include computer controlled equipment and electronic devices that are used to operate equipment on our drilling units. Additionally, the review of telephone systems and other office-based electronic equipment systems has been completed.

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

         The Y2K Committee began implementing corrective measures based on the internal and external IT and Non-IT systems reviews. However, if we or the third parties on which we principally rely are unable to finalize corrective measures in a timely manner, a material adverse impact to our results of operations and financial position could result. In the event we or the various companies on which we primarily rely experience year 2000 compliance problems, worst-case consequences could include the interruption of drilling services aboard our drilling units, delays in shipments of materials and supplies required to operate our drilling units, delays in transferring personnel to and from the drilling units, and delays in receiving funds from customers or in making payments to suppliers.

         The year 2000 remediation and testing phases for critical IT systems are expected to be substantially completed by September 30, 1999. We are developing a contingency plan for year 2000 issues to address business interruptions. We expect to have a contingency plan completed by September 30, 1999.

         As of June 30, 1999, we had incurred costs of approximately $125,000 related to our year 2000 project. The estimated additional costs to complete the project are approximately $125,000. A portion of these costs is not incremental, but rather reflects redeployment of internal resources from other activities. We do not separately track the internal costs incurred for the year 2000 project. Such internal costs principally relate to payroll costs of project personnel. All of the costs of the year 2000 project are being borne out of our operating cash flow and are expensed as incurred.

ACCOUNTING PRONOUNCEMENT

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133, as amended by SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No.133", is effective for fiscal years beginning after June 15, 2000. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, we believe adoption will not have a material effect on our results of operations, cash flows or financial position.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and certain variable rate indebtedness. Interest on these obligations is at an agreed upon percentage point spread from LIBOR. At June 30, 1999, there were no outstanding borrowings under the Credit Agreement and $37,750,000 of variable rate obligations was outstanding. Based upon this balance, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis.

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

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         In June 1998 the Securities and Exchange Commission amended Rule 14a-4 under the Securities Exchange Act of 1934. The amended rule provides that a proxy may confer discretionary authority to vote on any matter at an annual meeting if the company did not have written notice of the matter to be raised at the annual meeting at least 45 days in advance of the anniversary of the mailing of proxy materials for the prior year's annual meeting. The rule further provides that any advance notice provision in a company's bylaws or articles of incorporation will override the 45-day advance notice provision in the rule. The bylaws of Noble Drilling provide that notice of any stockholder proposal nominating persons for election to the Board of Directors of Noble Drilling must be given to the Secretary of Noble Drilling not later than 90 days prior to the annual meeting; and all other stockholder proposals must be filed with the Secretary not less than 60 nor more than 120 days in advance of the date of the annual meeting.

         This requirement is separate and apart from the Securities and Exchange Commission's requirements that a stockholder must satisfy in order to have a stockholder proposal included in Noble Drilling's proxy statement and form of proxy. As described in Noble Drilling's proxy statement for its 1999 Annual Meeting, specific proposals of stockholders intended to be presented at the 2000 Annual Meeting must be received by the Secretary of Noble Drilling no later than November 19, 1999 in order to be eligible for inclusion in Noble Drilling's proxy materials relating to that meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

          (b) No reports on Form 8-K were filed by us during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NOBLE DRILLING CORPORATION



         DATE: August 14, 1999              /s/ ROBERT D. CAMPBELL
                                     -------------------------------------------
                                            ROBERT D. CAMPBELL,
                                            President


         DATE: August 14, 1999              /s/ BYRON L. WELLIVER
                                     -------------------------------------------
                                            BYRON L. WELLIVER,
                                            Senior Vice President-Finance,
                                            Treasurer and Controller
                                            (Principal Financial and Accounting
                                               Officer)

                                INDEX TO EXHIBITS


Exhibit
Number               Exhibit
------               -------
27                   Financial Data Schedule