Form 10-Q
period 1999-09-30
NOBLE DRILLING CORP
filed 1999-11-12
CIK 777201

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding as of November 10, 1999:
131,438,719


================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except par value amount)
                                   (Unaudited)

                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                            1999                 1998
                                                                       -------------         ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ....................................        $    149,434         $    211,012
  Restricted cash ..............................................               3,974                5,871
  Accounts receivable (net allowance of $414 and $610) .........             137,671              148,168
  Costs of uncompleted contracts in excess of billings .........               2,894                  907
  Inventories ..................................................               4,742                5,133
  Prepaid expenses .............................................              21,152               21,607
  Other current assets .........................................               9,360               45,511
                                                                        ------------         ------------
Total current assets ...........................................             329,227              438,209
                                                                        ------------         ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ............................           2,353,415            1,940,919
  Other ........................................................              28,220               27,195
                                                                        ------------         ------------
                                                                           2,381,635            1,968,114
  Accumulated depreciation .....................................            (372,423)            (318,981)
                                                                        ------------         ------------
                                                                           2,009,212            1,649,133
                                                                        ------------         ------------

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES ..................              29,065               48,270
DEFERRED INCOME TAXES ..........................................                 964                  964
OTHER ASSETS ...................................................              64,981               42,056
                                                                        ------------         ------------
                                                                        $  2,433,449         $  2,178,632
                                                                        ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt and current installments of long-term debt ...        $     59,905         $    148,786
  Accounts payable .............................................              78,921               78,880
  Accrued payroll and related costs ............................              33,274               21,985
  Taxes payable ................................................              46,946               51,495
  Interest payable .............................................               4,995                6,191
  Other current liabilities ....................................              25,126               42,152
                                                                        ------------         ------------
Total current liabilities ......................................             249,167              349,489

LONG-TERM DEBT .................................................             747,616              460,842
DEFERRED INCOME TAXES ..........................................              73,342               56,937
OTHER LIABILITIES ..............................................               1,465                  891
MINORITY INTEREST ..............................................              (2,683)                  --
                                                                        ------------         ------------
                                                                           1,068,907              868,159
SHAREHOLDERS' EQUITY
  Common stock- par value $0.10 ................................              13,444               13,376
  Capital in excess of par value ...............................             946,146              943,122
  Retained earnings ............................................             485,985              418,024
  Treasury stock, at cost ......................................             (69,675)             (61,771)
  Restricted stock (unearned compensation) .....................              (2,801)                  --
  Accumulated other comprehensive income .......................              (8,557)              (2,278)
                                                                        ------------         ------------
                                                                           1,364,542            1,310,473
                                                                        ------------         ------------
COMMITMENTS AND CONTINGENCIES ..................................                  --                   --
                                                                        ------------         ------------
                                                                        $  2,433,449         $  2,178,632
                                                                        ============         ============

   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                    ---------------------------------
                                                                        1999                 1998
                                                                    ------------         ------------

OPERATING REVENUES
   Contract drilling services ..............................        $    146,597         $    145,169
   Labor contract drilling services ........................               7,916               15,238
   Turnkey drilling services ...............................              21,095               32,869
   Engineering and consulting services .....................                 220                  260
   Other revenue ...........................................                 997                1,513
                                                                    ------------         ------------
                                                                         176,825              195,049
                                                                    ------------         ------------
OPERATING COSTS AND EXPENSES
   Contract drilling services ..............................              77,113               67,376
   Labor contract drilling services ........................               6,716               13,234
   Turnkey drilling services ...............................              19,626               38,836
   Engineering and consulting services .....................                 190                  600
   Other expense ...........................................                 350                1,029
   Depreciation and amortization ...........................              24,119               17,813
   Selling, general and administrative .....................               7,637                7,760
   Minority interest .......................................                (126)                  --
                                                                    ------------         ------------
                                                                         135,625              146,648
                                                                    ------------         ------------

OPERATING INCOME ...........................................              41,200               48,401

OTHER INCOME (EXPENSE)
   Interest expense ........................................             (10,284)              (1,160)
   Interest income .........................................               2,338                1,842
   Other, net ..............................................                 758               (1,910)
                                                                    ------------         ------------

INCOME BEFORE INCOME TAXES .................................              34,012               47,173
INCOME TAX PROVISION .......................................              (8,842)             (14,557)
                                                                    ------------         ------------

NET INCOME .................................................        $     25,170         $     32,616
                                                                    ============         ============

EARNINGS PER SHARE:
  Basic ....................................................        $       0.19         $       0.25
  Diluted ..................................................        $       0.19         $       0.25




    See accompanying notes to the condensed consolidated financial statements

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ---------------------------------
                                                                        1999                 1998
                                                                    ------------         ------------

OPERATING REVENUES
   Contract drilling services ..............................        $    437,606         $    450,740
   Labor contract drilling services ........................              28,653               49,772
   Turnkey drilling services ...............................              61,170               92,717
   Engineering and consulting services .....................                 947                1,466
   Other revenue ...........................................               4,040                5,618
                                                                    ------------         ------------
                                                                         532,416              600,313
                                                                    ------------         ------------
OPERATING COSTS AND EXPENSES
   Contract drilling services ..............................             233,732              195,607
   Labor contract drilling services ........................              25,142               40,627
   Turnkey drilling services ...............................              62,695               96,562
   Engineering and consulting services .....................                 845                1,669
   Other expense ...........................................               1,596                3,035
   Depreciation and amortization ...........................              63,993               53,453
   Selling, general and administrative .....................              23,255               24,339
   Minority interest .......................................                (960)                  --
                                                                    ------------         ------------
                                                                         410,298              415,292
                                                                    ------------         ------------

OPERATING INCOME ...........................................             122,118              185,021

OTHER INCOME (EXPENSE)
   Interest expense ........................................             (22,541)              (3,402)
   Interest income .........................................               7,819                4,919
   Other, net ..............................................                  71                 (104)
                                                                    ------------         ------------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE ........             107,467              186,434
INCOME TAX PROVISION .......................................             (28,673)             (57,185)
                                                                    ------------         ------------

INCOME BEFORE EXTRAORDINARY CHARGE .........................              78,794              129,249
EXTRAORDINARY CHARGE, NET OF TAX ...........................             (10,833)                  --
                                                                    ------------         ------------

NET INCOME .................................................        $     67,961         $    129,249
                                                                    ============         ============

EARNINGS PER SHARE-BASIC:
  Income before extraordinary charge .......................        $       0.60         $       0.99
  Extraordinary charge .....................................               (0.08)                  --
                                                                    ------------         ------------
  Net income per common share ..............................        $       0.52         $       0.99
                                                                    ============         ============

EARNINGS PER SHARE-DILUTED:
  Income before extraordinary charge .......................        $       0.59         $       0.98
  Extraordinary charge .....................................               (0.08)                  --
                                                                    ------------         ------------
  Net income per common share ..............................        $       0.51         $       0.98
                                                                    ============         ============





   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)




                                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                                        ---------------------------------
                                                                                            1999                 1998
                                                                                        ------------         ------------

NET INCOME .....................................................................        $     25,170         $     32,616
                                                                                        ------------         ------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Foreign currency translation adjustments .....................................                (373)                 256
  Unrealized holding losses arising during period ..............................              (4,499)                  --
                                                                                        ------------         ------------
  Other comprehensive (loss) income ............................................              (4,872)                 256
                                                                                        ------------         ------------

COMPREHENSIVE INCOME ...........................................................        $     20,298         $     32,872
                                                                                        ============         ============



                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        ---------------------------------
                                                                                            1999                 1998
                                                                                        ------------         ------------

NET INCOME .....................................................................        $     67,961         $    129,249
                                                                                        ------------         ------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   Foreign currency translation adjustments ....................................                (481)                 200
                                                                                        ------------         ------------
   Unrealized (losses) gains on securities:
     Unrealized holding losses arising during period ...........................              (5,798)                 (20)
     Less: reclassification adjustment for gains realized in net income ........                  --                    4
                                                                                        ------------         ------------
     Net unrealized losses .....................................................              (5,798)                 (16)
                                                                                        ------------         ------------
   Other comprehensive (loss) income ...........................................              (6,279)                 184
                                                                                        ------------         ------------

COMPREHENSIVE INCOME ...........................................................        $     61,682         $    129,433
                                                                                        ============         ============






   See accompanying notes to the condensed consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                          ---------------------------------
                                                                              1999                 1998
                                                                          ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .....................................................        $     67,961         $    129,249
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .............................              63,993               53,453
       Deferred income tax provision .............................              16,405               12,358
       Gain on sales of property and equipment ...................                (774)                  --
       Extraordinary charge, net of tax ..........................              10,833                   --
       Equity in net income of unconsolidated joint ventures .....                 451                1,806
       Other .....................................................                 303                 (958)
       Changes in current assets and liabilities:
        Accounts receivable ......................................               9,514               (7,879)
        Other assets .............................................              33,902               (6,594)
        Accounts payable .........................................              (7,041)              14,773
        Other liabilities ........................................              (6,414)              39,483
                                                                          ------------         ------------
        Net cash provided by operating activities ................             189,133              235,691
                                                                          ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment .............................            (352,890)            (423,790)
  Proceeds from sale of property and equipment ...................               1,009                1,943
  Investment in and notes receivable from affiliates .............                  --              (29,925)
  (Investment in) proceeds from sale of marketable securities ....              (8,192)              16,455
                                                                          ------------         ------------
        Net cash used by investing activities ....................            (360,073)            (435,317)
                                                                          ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt .......................             396,731              144,399
  Net (payments) borrowings on revolving credit facility .........            (100,000)              60,000
  Payment of long-term debt ......................................            (189,778)              (9,013)
  Issuance of common stock .......................................                 512                1,751
  Decrease in restricted cash ....................................               1,897                   --
  Purchase of shares returned to treasury ........................                  --               (4,313)
                                                                          ------------         ------------
        Net cash provided by financing activities ................             109,362              192,824
                                                                          ------------         ------------

DECREASE IN CASH AND CASH EQUIVALENTS ............................             (61,578)              (6,802)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................             211,012               49,917
                                                                          ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .........................        $    149,434         $     43,115
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

NOTE 2 - EARNINGS PER SHARE

          The following table reconciles the basic and diluted earnings per share computations for income before extraordinary charge for the three and nine month periods ended September 30, 1999 and 1998 (in thousands, except per share amounts):


                                     INCOME BEFORE
                                     EXTRAORDINARY   BASIC      BASIC       DILUTED     DILUTED
                                        CHARGE      SHARES       EPS        SHARES        EPS
                                     ----------------------------------------------------------
         THREE MONTHS ENDED:
                 SEPTEMBER 30, 1999    $ 25,170     131,679    $   0.19     132,961    $   0.19
                 SEPTEMBER 30, 1998    $ 32,616     131,302    $   0.25     131,736    $   0.25
         NINE MONTHS ENDED:
                 SEPTEMBER 30, 1999    $ 78,794     131,391    $   0.60     132,391    $   0.59
                 SEPTEMBER 30, 1998    $129,249     131,195    $   0.99     132,234    $   0.98

          Included in diluted shares are common stock equivalents relating to outstanding stock options of 1,282,000 shares and 434,000 shares for the three month periods ended September 30, 1999 and 1998, respectively, and 1,000,000 shares and 1,039,000 shares for the nine month periods ended September 30, 1999 and 1998, respectively.

NOTE 3 - MARKETABLE EQUITY SECURITIES

          Our investments in marketable equity securities are classified as available for sale and stated at fair market value under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, any unrealized gains and losses, net of taxes, are included in "Accumulated other comprehensive income" in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 1999, the fair market value of available for sale equity securities totaled $4,931,000, with gross unrealized losses of $5,798,000. Available for sale equity securities are included in "Other assets" in the accompanying Condensed Consolidated Balance Sheets.

NOTE 4 - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         Effective January 1, 1999, we acquired a majority interest in Arktik Drilling Limited, Inc. ("Arktik") and a 100 percent interest in the bareboat charter of the Noble Kolskaya, in exchange for a variable rate note to Kvaerner Maritime A.S. ("Kvaerner") in the aggregate principal amount of $17,500,000 (the "Kvaerner Debt"). (See Note 6). Arktik's principal asset is the drillship, the Noble Muravlenko. As a result of these acquisitions, the results of operations of Arktik and the Noble Kolskaya are included in our Consolidated Statements of Operations from January 1, 1999, and at that date, the respective assets and liabilities were recorded at their estimated fair values. Prior to January 1, 1999, the investments were accounted for under the equity method. The results of operations of Arktik and the Noble Kolskaya prior to January 1, 1999 were not material to our consolidated amounts; therefore, pro forma financial information is not presented.

NOTE 5 - CREDIT FACILITIES

          We have an unsecured revolving credit facility in the amount of $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $40,000,000 through August 14, 2002. As of September 30, 1999, we had no outstanding borrowings under the Credit Agreement and $3,677,000 had been used to support outstanding letters of credit. As of September 30, 1999, $196,323,000 remained available under the Credit Agreement. Additionally, at September 30, 1999, we had $21,192,000 of surety bonds and unsecured letter of credit facilities.

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

         In March 1999, we used approximately $143,000,000 of the net proceeds from the issuance of the Notes to purchase and retire $125,000,000 principal amount of our 9 1/8% Senior Notes due 2006, which resulted in an extraordinary charge of $10,833,000, net of taxes of $5,833,000, in the first quarter of 1999. The extraordinary charge represented the difference between the acquisition price and the net carrying value of the retired notes, including unamortized debt issuance costs.

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

         The Kvaerner Debt bears interest at a rate equal to the LIBOR rate plus
1.25 percent. Principal and interest is payable on each April 1 and October 1 through maturity on October 1, 2003. We may prepay all or any portion of the balance, plus accrued interest, at any time after December 31, 1999. The interest rate as of September 30, 1999 was 6.31 percent per annum.

         The Arktik Debt bears interest at a rate equal to the LIBOR rate plus
1.0 percent. Principal and interest is payable by Arktik on each June 1 and December 1 through maturity on June 1, 2003. Scheduled principal payments are $4,000,000 for the years 1999 through 2002 and $8,000,000 in 2003. The interest rate as of September 30, 1999 was 6.19 percent per annum.

         The Shareholder Debt bears interest at 12.0 percent per annum. Interest is payable on each April 1 and October 1. The principal balance of the debt is to be repaid by Arktik over a three year period, beginning in 2009.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         We have entered into agreements with vendors to purchase or construct equipment for the conversion of rigs. These agreements generally require non-refundable payments as certain milestones are met. The cumulative amount of such payments totaled $186,947,000 as of September 30, 1999. As of September 30, 1999, we also had $30,567,000 of purchase commitments related to rig conversion projects. In the event we were to cancel the purchase commitments, the ultimate amounts refunded to us would be subject to negotiation with vendors.

NOTE 8 - SEGMENT AND RELATED INFORMATION

         We adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1998, which changes the way we report information about our operating segments.

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


         All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and earnings. Summarized financial information of our reportable segments for the three and nine months ended September 30, 1999 and 1998 is shown in the following table (in thousands). The "Other" column consists of results of other insignificant operations and corporate related items.

                                             INTERNATIONAL   DOMESTIC        LABOR
THREE MONTHS ENDED:                            CONTRACT      CONTRACT       CONTRACT      TURNKEY
-------------------                            DRILLING      DRILLING       DRILLING      DRILLING
SEPTEMBER 30, 1999:                            SERVICES      SERVICES       SERVICES      SERVICES        OTHER          TOTAL
-------------------                          ------------   ----------     ----------    ----------     ----------     ----------
Revenues from external customers .........    $  100,294    $   46,593     $    8,730    $   21,095     $      113     $  176,825
Intersegment revenues ....................            --            --             --            --             --             --
Segment profit (loss) ....................        16,767         6,668          1,826           760           (850)        25,171
Total assets at September 30, 1999 (1) ...     1,156,761     1,056,504         26,227         8,266        185,691      2,433,449

SEPTEMBER 30, 1998:
-------------------
Revenues from external customers .........    $  122,040    $   23,672     $   16,477    $   32,868     $       (8)    $  195,049
Intersegment revenues ....................            --           (51)            --            --             --            (51)
Segment profit (loss) (2) ................        38,600         3,237            207        (4,414)        (5,018)        32,612


---------------

(1) Total assets - Other at September 30, 1999 includes cash and cash equivalents of $127,348,000.

(2) Segment loss - Other for the three months ended September 30, 1998 includes tax expense of $7,971,000 for intercompany domestic rig leases to international areas, revenues from which are included in U.S. taxable income.

                                     INTERNATIONAL  DOMESTIC     LABOR
NINE MONTHS ENDED:                      CONTRACT    CONTRACT    CONTRACT    TURNKEY
-------------------                     DRILLING    DRILLING    DRILLING    DRILLING
SEPTEMBER 30, 1999:                     SERVICES    SERVICES    SERVICES    SERVICES      OTHER        TOTAL
-------------------                  -------------  --------    --------    --------     --------     --------
Revenues from external customers ...    $345,019    $ 93,668    $ 32,237    $ 61,170     $    322     $532,416
Intersegment revenues ..............          --       1,305          --          --           --        1,305
Segment profit (loss) ..............      77,462       2,453       4,445      (2,468)      (3,125)      78,767

SEPTEMBER 30, 1998:
-------------------
Revenues from external customers ...    $346,522    $105,771    $ 54,477    $ 93,543     $     --     $600,313
Intersegment revenues ..............         873       2,242          --         135           --        3,250
Segment profit (loss) ..............     100,017      35,013       6,147      (4,026)      (7,906)     129,245


          The following table is a reconciliation of reportable segment profit or loss to our consolidated totals for the three and nine months ended September 30, 1999 and 1998 (in thousands).

                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                            --------------------------------
                                                                                1999                1998
                                                                            -----------         ------------
         Total profit for reportable segments .......................        $   25,171         $   32,612
         Elimination of intersegment (profits) losses ...............                (1)                 4
                                                                             ----------         ----------
                  Total consolidated net income .....................        $   25,170         $   32,616
                                                                             ==========         ==========

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                                1999               1998
                                                                            -----------         -----------
         Total profit for reportable segments .......................        $   78,767         $  129,245
         Elimination of intersegment losses .........................                27                  4
         Extraordinary charge, net of tax ...........................           (10,833)                --
                                                                             ----------         ----------
                  Total consolidated net income .....................        $   67,961         $  129,249
                                                                             ==========         ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-Q including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy, plans and objectives of our management for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot be certain that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, volatility in crude oil and natural gas prices, potential deterioration in the demand for our drilling services and resulting declining dayrates, the cancellation by our customers of drilling contracts or letter agreements or letters of intent for drilling contracts or their exercise of early termination provisions generally found in our drilling contracts, risks associated with our turnkey drilling operations, intense competition in the drilling industry, heavy demand for the equipment and services that we need in order to finish our major shipyard refurbishment and conversion projects on schedule and on budget, political and economic conditions in international markets where we operate, adverse weather (such as hurricanes) and seas, operational risks (such as blowouts, fires and loss of production), limitations on our insurance coverage, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation).

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

         Since January 1999, oil prices have increased significantly as a result of OPEC productions cuts, decreased oil supply due to low levels of drilling and the beginnings of Asian economic recovery which has contributed to rising global oil demand projections. Natural gas prices in the U. S. have also increased in anticipation of tighter supplies. Current drilling activity in many international markets continues to remain weak, although the Gulf of Mexico jackup market is showing positive signs of improvement in the form of improved utilization, particularly for the higher-end equipment, and higher dayrates. The strengthening demand for jackups in the U. S. Gulf of Mexico could be adversely impacted by jackups mobilized back to the Gulf of Mexico from weak international markets. Oil companies continue to work through the effects of industry consolidation, which have inhibited capital spending on exploration and development this year. Further consolidation among our customer base would be expected to dampen drilling activity levels near-term.

         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications and to redeploy assets in important geological areas.

         A principal component of our deepwater strategy is our EVA-4000(TM) semisubmersible conversion program. The EVA-4000(TM) is our proprietary design by which we convert our three-column submersible drilling rigs into ultra-deepwater semisubmersibles at a lower cost and on an accelerated delivery schedule, we believe, versus a new construction project. Four of our five EVA-4000(TM) semisubmersibles have been delivered under long-term contracts. The Noble Paul Romano, Noble Paul Wolff, Noble Jim Thompson and Noble Amos Runner were activated in December 1998, May 1999, June 1999 and August 1999, respectively. The fifth EVA-4000(TM), the Noble Max Smith, is scheduled for delivery in December 1999. In addition, the Noble Homer Ferrington is being upgraded and is scheduled for delivery in the first quarter of 2000.

         The Noble Paul Romano, which is capable of drilling in 6,000 feet of water, is contracted to Shell Deepwater Development Inc. ("Shell Deepwater"), an affiliate of Shell Oil Company, for use in the U.S. Gulf of Mexico under a five year contract scheduled to expire in December 2003. The Noble Paul Wolff, a dynamically positioned unit capable of drilling in 8,900 feet of water, is contracted to Petroleo Brasiliero S.A. ("Petrobras") for use offshore Brazil under a six year contract scheduled to expire in May 2005. The Noble Jim Thompson, which is capable of drilling in 6,000 feet of water, is contracted to Shell Deepwater for use in the U.S. Gulf of Mexico for an initial term of three years scheduled to expire in July 2002, with options to extend by Shell Deepwater. The Noble Amos Runner, which is capable of drilling in 6,600 feet of water, is under contract to a rig-sharing consortium of operators for use in the U.S. Gulf of Mexico under a five year contract scheduled to expire in August 2004.

         We have entered into a drilling contract with Amerada Hess Corporation for use of the Noble Max Smith in the U. S. Gulf of Mexico for 30 months out of a five-year contract period. We continue to work with Union Pacific Resources Corporation under its letter of intent with us to finalize the terms and conditions of its use of the unit during the balance of the five-year period. Union Pacific has expressed to us its desire to contract the unit for less than the remaining 30 month portion of the five-year period and at a lower dayrate than is provided for in its letter of intent. The unit is scheduled for delivery in December 1999. Inability to contract the unit during the off-times not used by Amerada Hess over the five-year contract term, whether in the spot market or pursuant to a long-term contract, at the dayrate specified in the letter of intent with Union Pacific would adversely affect our future revenues and operating income during the relevant time periods. In the absence of achieving an acceptable outcome, we plan to pursue the performance by Union Pacific Resources Corporation of its commitment under the terms and conditions of its letter of intent. The Noble Homer Ferrington remains subject to the letter agreements dated February 1998 with Mariner Energy, Inc. and Samedan Oil Corporation for a five-year drilling contract and related rig sharing agreement. As previously disclosed, Mariner expressed its view in March 1999 that its letter agreement had expired, and further expressed its intention to work toward a mutually acceptable outcome because Mariner still needs access to such a deepwater rig. As previously disclosed, Samedan has questioned the extent of its obligations under its letter agreement, particularly if Mariner defaults on its commitment under its letter agreement. Samedan has also informed us that it has concerns about the rig's design criteria. We believe these operators have a binding commitment to utilize this unit, and we will continue to work with both operators to attempt to achieve a mutually acceptable outcome. In the absence of such an outcome, we plan to pursue the performance by such parties of their commitments under the terms and conditions of their respective letter agreements. The rig, which will be capable of drilling in 6,000 feet of water, is scheduled for delivery in the first quarter of 2000. If we are unable to finalize the contracts covering the Noble Homer Ferrington, we could experience delays in finding alternate customers. Failure or delay in contracting the unit under terms as favorable to us as those reflected in the existing letter agreements would adversely affect our future revenues and operating income.


RESULTS OF OPERATIONS


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     GENERAL

         Net income for the third quarter of 1999 (the "Current Quarter") was $25,170,000, or $0.19 per diluted share, on operating revenues of $176,825,000, compared to net income for the third quarter of 1998 (the "Comparable Quarter") of $32,616,000, or $0.25 per diluted share, on operating revenues of $195,049,000.

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES


          The following table sets forth the average rig utilization rates, operating days and average dayrate for our rig fleet for the three months ended September 30, 1999 and 1998:


                                AVERAGE RIG
                            UTILIZATION RATES (1)           OPERATING DAYS              AVERAGE DAYRATE
                            --------------------          -------------------        ----------------------
                             THREE MONTHS ENDED           THREE MONTHS ENDED           THREE MONTHS ENDED
                                SEPTEMBER 30,                SEPTEMBER 30,                SEPTEMBER 30,
                            --------------------          -------------------        ----------------------
                             1999          1998            1999         1998          1999            1998
                            ------        ------          ------       ------        ------          ------

International.........         64%          89%            1,728        2,283        $  58,029    $  53,243
Domestic..............         72%          64%              893          571        $  51,873    $  41,357

---------------------

(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.

     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for the three months ended September 30, 1999 and 1998:

                                                               REVENUES                     GROSS MARGIN
                                                     ----------------------------    ---------------------------
                                                          THREE MONTHS ENDED             THREE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ----------------------------    ---------------------------
                                                         1999            1998            1999            1998
                                                     ------------    ------------    -----------     -----------
                                                                            (In thousands)

Contract drilling services.......................    $    100,274    $    121,554    $    44,221     $    64,004
Labor contract drilling services.................           7,916          15,238          1,200           2,004
Turnkey drilling services........................               -          23,449           (109)            136
Engineering and consulting services..............             220             260             30            (340)
Other............................................             614           1,465            436             690
                                                     ------------    ------------    -----------     -----------
         Total...................................    $    109,024    $    161,966    $    45,778     $    66,494
                                                     ============    ============    ===========     ===========

         OPERATING REVENUES. International contract drilling services revenues decreased $21,280,000 in the Current Quarter as compared to the Comparable Quarter primarily due to lower average rig utilization rates and operating days. The geographic locations affected the most by decreased average rig utilization were Africa, Mexico and the Middle East. The decrease in utilization was partially offset by higher average international dayrates in the Current Quarter resulting from certain contract renewals in the North Sea and the consolidation of the results of operations effective January 1, 1999 of Arktik Drilling Limited, Inc. ("Arktik") and the Noble Kolskaya. See Note 4 to our accompanying Condensed Consolidated Financial Statements. Additionally, the Noble Paul Wolff, an EVA-4000TM semisubmersible, began operating in Brazil for Petrobras in May 1999 at a dayrate that is above our average dayrate. Labor contract drilling services revenues decreased $7,322,000 in the Current Quarter as compared to the Comparable Quarter due to fewer operating days on the North Sea labor contracts as a result of the expiration of certain contracts that were not renewed coupled with reduced drilling and workover activities by our customers. We did not generate any international turnkey drilling services revenues in the Current Quarter compared to $23,449,000 in the Comparable Quarter. There were no international turnkey well completions in the Current Quarter compared to one in Mexico in the Comparable Quarter.

         GROSS MARGIN. International contract drilling services gross margin decreased $19,783,000 in the Current Quarter as compared to the Comparable Quarter primarily due to lower average rig utilization rates and operating days combined with certain ongoing operating expenses incurred on rigs that were stacked during the Current Quarter. Labor contract drilling services gross margin decreased $804,000 in the Current Quarter as compared to the Comparable Quarter primarily due to fewer operating days on the North Sea labor contracts coupled with reduced drilling and workover activities by our customers.

     DOMESTIC OPERATIONS

          The following table sets forth the operating revenues and gross margin for our domestic operations for the three months ended September 30, 1999 and 1998:

                                                                    REVENUES                             GROSS MARGIN
                                                        --------------------------------        --------------------------------
                                                              THREE MONTHS ENDED                     THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                        --------------------------------        --------------------------------
                                                            1999                1998                1999                1998
                                                        ------------        ------------        ------------        ------------
                                                                                     (In thousands)

Contract drilling services .....................        $     46,323        $     23,615        $     25,263        $     13,789
Turnkey drilling services ......................              21,095               9,420               1,578              (6,103)
Other ..........................................                 383                  48                 211                (206)
                                                        ------------        ------------        ------------        ------------
         Total .................................        $     67,801        $     33,083        $     27,052        $      7,480
                                                        ============        ============        ============        ============

         OPERATING REVENUES. Domestic contract drilling services revenues increased $22,708,000 in the Current Quarter as compared to the Comparable Quarter due to higher average rig utilization rates, operating days and average dayrate. The higher average dayrate was primarily related to the operations of the Noble Paul Romano, Noble Jim Thompson and Noble Amos Runner EVA-4000(TM) semisubmersibles at dayrates that are above our average dayrate, partially offset by lower average dayrates on our domestic jackup rigs. The Noble Paul Romano, Noble Jim Thompson and Noble Amos Runner began operating in December 1998, June 1999 and August 1999, respectively. Domestic turnkey drilling services revenues increased $11,675,000 in the Current Quarter as compared to the Comparable Quarter due to more well completions in the Current Quarter. There were seven domestic well completions in the Current Quarter compared to one in the Comparable Quarter.

         GROSS MARGIN. Domestic contract drilling services gross margin increased $11,474,000 in the Current Quarter as compared to the Comparable Quarter due to higher average rig utilization rates, operating days and average dayrate. The higher average dayrate was primarily related to the operations of our EVA-4000(TM) semisubmersibles in the U. S. Gulf of Mexico, partially offset by lower average dayrates on our domestic jackup rigs. Domestic turnkey drilling services gross margin increased $7,681,000 in the Current Quarter as compared to the Comparable Quarter due to additional well completions.

     OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $6,306,000 in the Current Quarter as compared to the Comparable Quarter due primarily to the activation of four EVA-4000(TM) semisubmersibles since the latter part of 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were consistent between the Current Quarter and Comparable Quarter, decreasing by $123,000.

         INTEREST EXPENSE. Interest expense increased $9,124,000 in the Current Quarter as compared to the Comparable Quarter due to higher average debt balances resulting from project financings completed in the latter part of 1998 related to EVA-4000(TM) semisubmersible conversions and our March 1999 issuance of $150,000,000 principal amount of 6.95% Senior Notes due 2009 (the "2009 Notes") and $250,000,000 principal amount of 7.50% Senior Notes due 2019 (the "2019 Notes" and, together with the 2009 Notes, the "Notes"). Additionally, in connection with the acquisition of a majority interest in Arktik and a 100 percent interest in the bareboat charter of the Noble Kolskaya, we incurred debt of $17,500,000 and recorded Arktik's outstanding indebtedness of $31,900,000. See Notes 4 and 6 to our accompanying Condensed Consolidated Financial Statements. Capitalized interest costs related to construction in progress on qualifying upgrade projects were $4,218,000 and $4,892,000 in the Current Quarter and the Comparable Quarter, respectively.

         INTEREST INCOME. Interest income increased $496,000 in the Current Quarter as compared to the Comparable Quarter due to higher average cash balances resulting from the completion of project financings in the latter part of 1998 and the March 1999 issuance of the Notes.

         INCOME TAX PROVISION. Income tax expense decreased $5,715,000 in the Current Quarter as compared to the Comparable Quarter due primarily to lower pretax earnings.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     GENERAL

         Net income for the nine months ended September 30, 1999 (the "Current Period"), excluding non-recurring items, was $78,794,000, or $0.59 per diluted share, on operating revenues of $532,416,000, compared to net income of $129,249,000, or $0.98 per diluted share, on operating revenues of $600,313,000 for the nine months ended September 30, 1998 (the "Comparable Period").

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

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

          The following table sets forth the average rig utilization rates, operating days and average dayrate for our rig fleet for the nine months ended September 30, 1999 and 1998:

                                      AVERAGE RIG
                                   UTILIZATION RATES (1)           OPERATING DAYS               AVERAGE DAYRATE
                                   --------------------          -------------------          -------------------
                                    NINE MONTHS ENDED             NINE MONTHS ENDED            NINE MONTHS ENDED
                                      SEPTEMBER 30,                 SEPTEMBER 30,                SEPTEMBER 30,
                                   --------------------          -------------------          -------------------
                                   1999            1998          1999           1998          1999           1998
                                   ----            ----          ----           ----          ----           ----

International ................      76%             89%          5,993          6,825       $ 57,467       $ 50,660
Domestic .....................      67%             84%          2,290          2,176       $ 40,701       $ 48,247

-----------

(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.

     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for the nine months ended September 30, 1999 and 1998:

                                                              REVENUES                               GROSS MARGIN
                                                    --------------------------------        --------------------------------
                                                         NINE MONTHS ENDED                        NINE MONTHS ENDED
                                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                                    --------------------------------        --------------------------------
                                                        1999                1998                1999                1998
                                                    ------------        ------------        ------------        ------------
                                                                                 (In thousands)

Contract drilling services .................        $    344,401        $    345,755        $    162,925        $    183,389
Labor contract drilling services ...........              28,653              49,772               3,511               9,145
Turnkey drilling services ..................                  --              26,912                  --              (5,131)
Engineering and consulting services ........                 947               1,466                 102                (203)
Other ......................................               3,255               4,879               2,366               2,270
                                                    ------------        ------------        ------------        ------------
         Total .............................        $    377,256        $    428,784        $    168,904        $    189,470
                                                    ============        ============        ============        ============

         OPERATING REVENUES. International contract drilling services revenues in the Current Period were flat as compared to the Comparable Period with lower average rig utilization rates and operating days being offset by higher average dayrates on certain contract renewals in the North Sea. The geographic locations affected the most by decreased average rig utilization were Africa, Mexico and the Middle East. The lower utilization in these areas was partially offset by the consolidation of the results of operations effective January 1, 1999 of Arktik and the Noble Kolskaya. See Note 4 to our accompanying Condensed Consolidated Financial Statements. Additionally, the Noble Paul Wolff, an EVA-4000(TM) semisubmersible, began operating in Brazil for Petrobras in May 1999 at a dayrate that is higher than our average international dayrate. Labor contract drilling services revenues decreased $21,119,000 in the Current Period as compared to the Comparable Period due to fewer operating days on the North Sea labor contracts as a result of the expiration of certain contracts that were not renewed coupled with reduced drilling and workover activities by our customers. We did not generate any international turnkey drilling services revenues in the Current Period as compared to $26,912,000 generated in the Comparable Period. There were no international turnkey wells completed in the Current Period compared to one in the Comparable Period.

         GROSS MARGIN. International contract drilling services gross margin decreased $20,464,000 in the Current Period as compared to the Comparable Period primarily due to lower average rig utilization rates and operating days combined with ongoing operating expenses incurred on rigs that were stacked during the Current Period. Labor contract drilling services gross margin decreased $5,634,000 in the Current Period as compared to the Comparable Period primarily due to fewer operating days on the North Sea labor contracts coupled with reduced drilling and workover activities by our customers.

     DOMESTIC OPERATIONS

          The following table sets forth the operating revenues and gross margin for our domestic operations for the nine months ended September 30, 1999 and 1998:

                                                              REVENUES                               GROSS MARGIN
                                                    --------------------------------        --------------------------------
                                                         NINE MONTHS ENDED                        NINE MONTHS ENDED
                                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                                    --------------------------------        --------------------------------
                                                        1999                1998                1999                1998
                                                    ------------        ------------        ------------        ------------
                                                                                 (In thousands)

Contract drilling services ...................      $     93,205        $    104,985        $     40,949         $     71,744
Turnkey drilling services ....................            61,170              65,805              (1,525)               1,286
Other ........................................               785                 739                  78                  313
                                                    ------------        ------------        ------------         ------------
         Total ...............................      $    155,160        $    171,529        $     39,502         $     73,343
                                                    ============        ============        ============         ============

         OPERATING REVENUES. Domestic contract drilling services revenues decreased $11,780,000 in the Current Period as compared to the Comparable Period primarily due to lower average dayrates and average rig utilization rates. The lower average dayrates primarily relate to our domestic jackup rigs and were partially offset by revenues from the Noble Paul Romano, Noble Jim Thompson and Noble Amos Runner which began operating in December 1998, June 1999 and August 1999, respectively, and earn dayrates that are higher than our average domestic rate. Domestic turnkey drilling services revenues were $4,635,000 lower in the Current Period than the Comparable Period due to lower turnkey rates charged to our customers and the completion of turnkey wells that were less complex and thus produced lower average revenues than those wells completed in the Comparable Period. Nineteen domestic turnkey wells were completed in the Current Period as compared to nine in the Comparable Period.

         GROSS MARGIN. While the operations of the Noble Paul Romano, Noble Jim Thompson and Noble Amos Runner favorably impacted domestic contract drilling services gross margin in the Current Period, gross margin decreased $30,795,000 in the Current Period as compared to the Comparable Period due primarily to lower average dayrates and average rig utilization rates and certain ongoing operating expenses incurred on rigs that were stacked during the Current Period. The negative turnkey drilling services gross margin is attributable to above market dayrates and lower utilization on certain drilling rigs which our turnkey subsidiary had under term contract from a third party during the Current Period.

     OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $10,540,000 in the Current Period as compared to the Comparable Period due primarily to the activation of four EVA-4000(TM) semisubmersibles since the latter part of 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased $1,084,000 in the Current Period as compared to the Comparable Period primarily due to the implementation of cost reduction initiatives in the Current Period.

         INTEREST EXPENSE. Interest expense increased $19,139,000 in the Current Period as compared to the Comparable Period due to higher average debt balances resulting from project financings completed in the latter part of 1998 related to EVA-4000(TM) semisubmersible conversions and the March 1999 issuance of the Notes. Additionally, in connection with the acquisition of a majority interest in Arktik and a 100 percent interest in the bareboat charter of the Noble Kolskaya, we incurred debt of $17,500,000 and recorded Arktik's outstanding indebtedness of $31,900,000. See Notes 4 and 6 to our accompanying Condensed Consolidated Financial Statements. Capitalized interest costs related to construction in progress on qualifying upgrade projects were $18,659,000 and $10,845,000 in the Current Period and the Comparable Period, respectively.

         INTEREST INCOME. Interest income increased $2,900,000 in the Current Period as compared to the Comparable Period due to higher average cash balances resulting from the completion of project financings in the latter part of 1998 and the March 1999 issuance of the Notes.

         INCOME TAX PROVISION. Income tax expense decreased $28,512,000 in the Current Period as compared to the Comparable Period due primarily to lower pretax earnings and a lower proportion of our earnings being U.S. sourced earnings that are taxed at higher effective rates than international earnings.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

         At September 30, 1999, we had cash and cash equivalents of $149,434,000 and approximately $196,323,000 of funds available under our line of credit. We had working capital of $80,060,000 and $88,720,000 at September 30, 1999 and December 31, 1998, respectively. Total debt as a percentage of total debt plus shareholders' equity was 37 percent at September 30, 1999 compared to 32 percent at December 31, 1998.

         Capital expenditures totaled $96,837,000 and $352,890,000 for the Current Quarter and Current Period, respectively. We expect capital expenditures for the remainder of 1999 to aggregate approximately $92,480,000, of which the majority relates to conversions and upgrades of drilling units. Of this amount, approximately $34,000,000 relates to the conversion of the Noble Max Smith and approximately $57,030,000 relates to the upgrade of the Noble Homer Ferrington. We expect the total cost of these two semisubmersible projects to be approximately $334,567,000.

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

         We have entered into agreements with vendors to purchase or construct equipment for the conversion of drilling units. These agreements generally require non-refundable payments as certain milestones are met. The cumulative amount of such payments totaled $186,947,000 through September 30, 1999. As of September 30, 1999, we also had $30,567,000 of purchase commitments related to rig conversion projects. If we cancelled the purchase commitments, the ultimate amounts refunded to us would be subject to negotiation with vendors.

     CREDIT FACILITIES AND LONG-TERM DEBT

         As of September 30, 1999, our short-term debt and current installments of long-term debt balance was $59,905,000 as compared to $148,786,000 as of December 31, 1998. As of September 30, 1999, our long-term debt balance was $747,616,000 as compared to $460,842,000 as of December 31, 1998.

          On March 16, 1999, we issued our 2009 Notes and 2019 Notes in the aggregate principal amount of $400,000,000. We used approximately $218,000,000 of the net proceeds from the issuance of the Notes to purchase and retire our 9 1/8% Notes and to repay $75,000,000 outstanding under our Credit Agreement. See Note 6 to our accompanying Condensed Consolidated Financial Statements.

         As of September 30, 1999, we had no borrowings under the Credit Agreement and $3,677,000 had been used to support outstanding letters of credit. As of September 30, 1999, we had the ability to borrow $196,323,000 under the Credit Agreement. Additionally, at September 30, 1999, we had $21,192,000 of surety bonds and unsecured letter of credit facilities.

         In connection with our acquisition effective January 1, 1999 of a majority interest in Arktik and a 100 percent interest in the bareboat charter of the Noble Kolskaya, we incurred indebtedness to Kvaerner Maritime A.S. in the aggregate principal amount of $17,500,000. Additionally, we recorded Arktik's outstanding bank indebtedness (the "Arktik Debt") in the amount of $24,000,000 and Arktik's indebtedness to a minority equity owner in Arktik in the amount of $7,900,000. See Note 4 to our accompanying Condensed Consolidated Financial Statements.

          In connection with the Arktik Debt, we have entered into an interest swap contract with a notional amount of $20,000,000 to minimize our exposure to interest rate increases during the period from December 1, 1999 to June 2, 2003, the termination date of the interest rate swap contract. Under the terms of the swap agreement, on a semi-annual basis we will pay a fixed interest rate of 6.29% per annum plus a 1% margin on the outstanding principal balance. Interest expense recognized on the Arktik Debt will be at the fixed interest rate plus 1% margin. See Note 6 to our accompanying Condensed Consolidated Financial Statements.

          Required debt principal and interest payments for currently outstanding debt are estimated to be approximately $34,188,000 over the remainder of 1999. We expect to fund these obligations out of existing balances of cash and cash equivalents as well as cash expected to be provided by operations. We anticipate that our existing cash balances and our cash flows generated from operations will be sufficient to meet our required debt principal and interest payments and our expected discretionary capital expenditures, assuming no material decrease in demand for contract drilling and turnkey services.

YEAR 2000

         We are working to resolve the potential impact of the year 2000 on the ability of our computerized systems to accurately process information that may be date-sensitive. Any of our programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. We are managing our year 2000 compliance issues through a committee (the "Y2K Committee"), which was formed to develop our year 2000 initiatives. As of September 30, 1999, the Y2K Committee had completed its review of critical information technology ("IT") systems, such as computer hardware and software, and non-information technology ("Non-IT") systems, which include computer controlled equipment and electronic devices that are used to operate equipment on our drilling units. Additionally, the review of telephone systems and other office-based electronic equipment systems has been completed.

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

         The year 2000 remediation and testing phases for critical IT systems have been completely reviewed, remediated and tested. We are developing a contingency plan for year 2000 issues to address business interruptions. We expect to have a contingency plan completed by November 30, 1999.

         As of September 30, 1999, we had incurred costs of approximately $185,000 related to our year 2000 project. The estimated additional costs to complete the project are approximately $65,000. A portion of these costs is not incremental, but rather reflects redeployment of internal resources from other activities. We do not separately track the internal costs incurred for the year 2000 project. Such internal costs principally relate to payroll costs of project personnel. All of the costs of the year 2000 project are being borne out of our operating cash flow and are expensed as incurred.


ACCOUNTING PRONOUNCEMENT

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133, as amended by SFAS No.137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No.133", is effective for fiscal years beginning after June 15, 2000. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, we believe adoption will not have a material effect on our results of operations, cash flows or financial position.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and certain variable rate indebtedness. Interest on these obligations is at an agreed upon percentage point spread from LIBOR. At September 30, 1999, there were no outstanding borrowings under the Credit Agreement and $15,750,000 of variable rate obligations was outstanding. Based upon this balance, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis.

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

         (b) No reports on Form 8-K were filed by us during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NOBLE DRILLING CORPORATION



         DATE: November 12, 1999            /s/ ROBERT D. CAMPBELL
                                        ---------------------------------------
                                            ROBERT D. CAMPBELL,
                                            President


         DATE: November 12, 1999            /s/ BYRON L. WELLIVER
                                        ---------------------------------------
                                            BYRON L. WELLIVER,
                                            Senior Vice President-Finance,
                                            Treasurer and Controller
                                            (Principal Financial and Accounting
                                            Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                                 Exhibit
-------                                -------

27                                     Financial Data Schedule