Form 10-K
period 1999-12-31
NOBLE DRILLING CORP
filed 2000-03-20
CIK 777201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of Common Stock held by nonaffiliates as of March 8, 2000: $5,082,657,041

         Number of shares of Common Stock outstanding as of March 8, 2000:
132,602,991

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:


         (1) Proxy statement for the 2000 annual meeting of stockholders - Part III

                                TABLE OF CONTENTS

                                                                                                    PAGE
========================================================================================================
PART     ITEM 1.     BUSINESS........................................................................ 1
  I              General............................................................................. 1
                 Business Strategy................................................................... 1
                 Business Development During 1999.................................................... 2
                        Deepwater Conversions and Upgrades........................................... 2
                 Drilling Contracts.................................................................. 3
                 Offshore Drilling Operations........................................................ 4
                        International Contract Drilling.............................................. 4
                        Domestic Contract Drilling................................................... 4
                        Labor Contracts.............................................................. 4
                 Turnkey Drilling and Engineering Services........................................... 4
                 Competition and Risks............................................................... 5
                 Governmental Regulation and Environmental Matters................................... 6
                 Employees........................................................................... 6
                 Financial Information about Foreign and Domestic Operations......................... 7
         ITEM 2.     PROPERTIES...................................................................... 7
                 Drilling Fleet...................................................................... 7
                        Semisubmersibles............................................................. 7
                        Dynamically Positioned Drillships............................................ 7
                        Jackup Rigs.................................................................. 7
                        Submersibles................................................................. 8
                 Facilities.......................................................................... 10
         ITEM 3.     LEGAL PROCEEDINGS............................................................... 10
         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................. 10
         EXECUTIVE OFFICERS OF THE REGISTRANT........................................................ 10
========================================================================================================
PART     ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
 II                  STOCKHOLDER MATTERS............................................................  12
         ITEM 6.     SELECTED FINANCIAL DATA......................................................... 13
         ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS............................................. 14
                 Business Environment................................................................ 14
                 Results of Operations............................................................... 14
                 Liquidity and Capital Resources..................................................... 19
                 Year 2000........................................................................... 20
                 Accounting Pronouncement............................................................ 20
         ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK............................................................... 21
                 Interest Rate Risk.................................................................. 21
                 Foreign Currency Exchange Risk...................................................... 21
         ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................... 22
         ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                     DISCLOSURE...................................................................... 50
========================================================================================================
PART     ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................. 50
 III     ITEM 11     EXECUTIVE COMPENSATION.......................................................... 50
         ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT...................................................................... 50
         ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................. 50
========================================================================================================
PART     ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
 IV                  FORM 8-K................. ...................................................... 50
         SIGNATURES.................................................................................. 51

                                    FORM 10-K

         This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, volatility in crude oil and natural gas prices, potential deterioration in the demand for our drilling services and resulting declining dayrates, the cancellation by our customers of drilling contracts or letter agreements or letters of intent for drilling contracts or their exercise of early termination provisions generally found in our drilling contracts, risks associated with our turnkey drilling operations, intense competition in the drilling industry, political and economic conditions in international markets where we operate, adverse weather (such as hurricanes) and seas, operational risks (such as blowouts, fires and loss of production), limitations on our insurance coverage, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation).

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 48 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of nine semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. Our fleet of 33 jackup rigs includes 20 premium units that are capable of operating in water depths of 300 feet and greater, four of which are capable of operating in water depths of 360 feet and greater. In addition, our fleet includes three submersible drilling units. Eleven of our drilling units are capable of operating in harsh environments. Over 60 percent of the fleet is currently deployed in international markets, principally including the North Sea, Africa, Brazil, Venezuela, the Middle East, India and Mexico. We also provide labor contract drilling services, engineering and production management services, and turnkey drilling services.

         Noble Drilling Corporation ("Noble Drilling") was organized as a Delaware corporation in 1939. Noble Drilling and its predecessors have been engaged in the contract drilling of oil and gas wells for others domestically since 1921 and internationally during various periods since 1939. As used herein, unless otherwise required by the context, the term "Noble Drilling" refers to Noble Drilling Corporation and the term "Company", "we", "our" and words of similar import refer to Noble Drilling and its consolidated subsidiaries. The use herein of such terms as group, organization, we, us, our and its, or references to specific entities, is not intended to be a precise description of corporate relationships.

BUSINESS STRATEGY

         In recent years we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. Both the level of drilling activity and the number of announced discoveries in water depths greater than 5,000 feet have increased substantially in recent years and the demand for rigs capable of drilling in these water depths has increased correspondingly. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications, and to redeploy assets in important geological areas.

         The offshore contract drilling industry has, in recent years, experienced a series of asset sales and consolidations among drilling contractors, and we expect this trend to continue as drilling contractors position themselves strategically in the market. From time to time, we discuss asset acquisitions or business combinations with others, and we intend to continue to consider business opportunities that we believe promote our business strategy.

BUSINESS DEVELOPMENT DURING 1999

DEEPWATER CONVERSIONS AND UPGRADES

         A principal component of our deepwater strategy is our Noble EVA-4000(TM) semisubmersible conversion program. The Noble EVA-4000(TM) is our proprietary design by which we have converted our three-column submersible drilling rigs into ultra-deepwater semisubmersibles at a lower cost and on an accelerated delivery schedule, we believe, versus a new construction project. All five of our Noble EVA-4000(TM) semisubmersibles have been delivered under long-term contracts. The Noble Paul Romano, Noble Paul Wolff, Noble Jim Thompson, Noble Amos Runner and Noble Max Smith were activated in December 1998, May 1999, June 1999, August 1999 and December 1999, respectively.

         The Noble Paul Romano, which is capable of drilling in 6,000 feet of water, is contracted to Shell Deepwater Development Inc. ("Shell Deepwater"), an affiliate of Shell Oil Company, for use in the U.S. Gulf of Mexico under a five year contract scheduled to expire in December 2003. The Noble Paul Wolff, a dynamically positioned unit capable of drilling in 8,900 feet of water, is contracted to Petroleo Brasiliero S.A. ("Petrobras") for use offshore Brazil under a six year contract scheduled to expire in May 2005. The Noble Jim Thompson, which is capable of drilling in 6,000 feet of water, is contracted to Shell Deepwater for use in the U.S. Gulf of Mexico for an initial term of three years scheduled to expire in July 2002, with options to extend by Shell Deepwater. The Noble Amos Runner, which is capable of drilling in 6,600 feet of water, is under contract to a rig-sharing consortium of operators for use in the U.S. Gulf of Mexico under a five year contract scheduled to expire in August 2004. The Noble Max Smith, which is capable of drilling in 6,000 feet of water, is under contract to Amerada Hess Corporation and Union Pacific Resources Group for use in the U.S. Gulf of Mexico. Amerada Hess has contracted the unit for 30 months out of a five-year contract period and Union Pacific Resources has contracted the unit for 15 months out of the balance of the five-year period.

         Since initial delivery of the five Noble EVA-4000(TM) semisubmersibles through February 29, 2000, the units have successfully drilled or completed 17 wells in water depths ranging from approximately 3,000 feet to 8,816 feet. Additionally, our customers have announced two new discoveries as a result of the exploratory wells drilled with these rigs.

         In addition to our Noble EVA-4000(TM) conversions, we have acquired three Friede & Goldman 9500 Enhanced Pacesetter hulls in recent years with the intention of upgrading them to operate in water depths greater than 5,000 feet. The first of these upgrades, the Noble Homer Ferrington, was delivered to Mariner Energy, Inc. in March 2000 for use in the U.S. Gulf of Mexico. Our contract with Mariner for the Noble Homer Ferrington, which is capable of drilling in 6,000 feet of water, is at variable dayrates for 660 days over a five-year contract period. In addition, we received from Mariner an assignment of working interests (ranging between 5 and 10 percent depending on the lease) in seven of Mariner's deepwater exploration prospects, in which Mariner will pay our share of the drilling costs during the initial test well on each of the prospects. The engineering design work for the other two units, the Ilion and the Noble Dave Beard, is currently in process, and we expect to have preliminary plans completed in 2000.

         See "Item 3. Legal Proceedings" for a description of our lawsuit against another operator relating to the use of the Noble Homer Ferrington.

         See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of capital expenditures.

DRILLING CONTRACTS

         We typically employ each drilling unit under an individual contract. Although the final terms of the contracts are the result of our negotiations with our customers, many contracts are awarded based upon competitive bidding. Our drilling contracts generally contain the following terms:

          o a term extending over a specific period of time or the period necessary to drill one or more wells (in general, we seek to have a reasonable balance of short- and long-term contracts to minimize the downside impact of a decline in the market, while obtaining the upside of increasing market prices in a rising market);

          o terms permitting early termination of the contract by the customer (1) without cause, generally exercisable upon advance notice to us; (2) if the unit is lost or destroyed; or (3) if operations are suspended for a specified period of time due to breakdown of major equipment or if operations are suspended for a specified period of time due to "force majeure" events beyond our control and the control of the customer;

          o options in favor of the customer to drill one or more additional wells, generally upon advance notice to us;

          o payment of compensation to us (generally in U.S. dollars) on a "daywork" basis, so that we receive a fixed amount for each day that the drilling unit is operating under contract (lower rates or no compensation is payable during periods of equipment breakdown and repair or adverse weather or in the event operations are interrupted by other conditions, some of which may be beyond our control); and

          o payment by us of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies.

         During times of depressed market conditions, our customers may seek to avoid or reduce their obligations under term drilling contracts or letter agreements or letters of intent for drilling contracts. A customer may no longer need a rig, due to a reduction in its exploration, development or production program, or it may seek to obtain a comparable rig at a lower dayrate.

         We anticipate that the primary terms of the current contracts on 20 of 35 of our rigs will expire at varying times in 2000, subject to options to extend in the case of 16 contracts. We currently have five idle rigs that have been contracted to commence operations in late March or early April 2000.

         Many contracts allow us to recover our mobilization and demobilization costs associated with moving a drilling unit from one location to another. When market conditions require us to bear these costs, our operating margins are accordingly reduced. Market conditions prevailing in 1999 and year to date in 2000 have permitted us to recover our mobilization and demobilization costs to move a unit long distances between operating areas. We cannot predict our ability to recover these costs in the future. For shorter moves such as "field moves", our customers have generally agreed to bear the costs of moving the unit by paying us a reduced dayrate or "move rate" while the unit is being moved.

         Through our wholly-owned subsidiary, Triton Engineering Services Company, and its subsidiaries (collectively, "Triton"), we also participate in "turnkey" contracts. See "Item 1. Business - Turnkey Drilling and Engineering Services." The risk of loss to us is generally higher with respect to our turnkey drilling operations than it is for daywork contract drilling operations.

OFFSHORE DRILLING OPERATIONS

         Our offshore contract drilling operations, which accounted for approximately 83 percent and 76 percent of operating revenues for the years ended December 31, 1999 and 1998, respectively, are conducted worldwide. Our offshore drilling fleet consists of 48 units. See "Item 2. Properties - Drilling Fleet." Our principal regions of offshore contract drilling operations include the North Sea, the Gulf of Mexico, Africa, Brazil, Venezuela, the Arabian Gulf and India. In 1999, two separate customers accounted for approximately 13 percent and 11 percent of our total operating revenues. No other single customer accounted for more than 10 percent of our total operating revenues.

INTERNATIONAL CONTRACT DRILLING

         Our offshore contract drilling services revenues from international sources accounted for approximately 74 percent and 80 percent of our total offshore contract drilling services revenues for 1999 and 1998, respectively. In 1999, approximately 34 percent of our international offshore contract drilling services revenues was derived from contracts with major oil and gas companies, 44 percent from contracts with government-owned companies and the balance from contracts with independent operators.

DOMESTIC CONTRACT DRILLING

         Offshore contract drilling services revenues generated in the U.S. accounted for approximately 26 percent and 20 percent of our total offshore contract drilling services revenues for 1999 and 1998, respectively. In 1999, approximately 45 percent of our domestic offshore contract drilling revenues was derived from contracts with independent operators and the remaining 55 percent was derived from contracts with major oil and gas companies.

LABOR CONTRACTS

         Our offshore operations also include services we perform under labor contracts for drilling and workover activities covering six rigs operating in the U.K. North Sea and two rigs under a labor contract (the "Hibernia Project") off the east coast of Canada. These rigs are not owned or leased by us. Under our labor contracts, we provide the personnel necessary to manage and perform the drilling operations from drilling platforms owned by the operator. With the exception of the Hibernia Project, which is operated under a five year agreement, the contracts are generally renewable no more frequently than on an annual basis. After drilling operations are completed, workover operations usually become an important element of each platform's activity. Drilling contractor crews will, therefore, typically remain on the platform until a field is depleted by production.

TURNKEY DRILLING AND ENGINEERING SERVICES

         Through Triton, we provide turnkey drilling, drilling project management, drilling and completion planning and design, and contract engineering and consulting manpower. Turnkey drilling, Triton's major service, involves Triton's coordination of all equipment, materials, services and management to drill a well to a specified depth, for a fixed price. Under turnkey drilling contracts, Triton bears the financial risk of delays in the completion of the well. In providing its services, Triton can use drilling rigs owned either by us or by a third party, depending on availability and equipment requirements. The drilling of a turnkey well is generally completed within 30 to 50 days. Triton completed 26 wells in 1999 compared to 14 wells in 1998. Revenues from turnkey drilling services represented 11 percent and 14 percent of our consolidated operating revenues for 1999 and 1998, respectively.

         We also provide engineering services relating primarily to the design of drilling equipment for offshore development and production services and to the recertification of oilfield equipment. We work on a contract basis with operators and prime construction contractors of drilling and production platforms in the design of drilling equipment configurations aimed at optimizing the operational efficiency of developmental drilling by maximizing platform space utilization and load capability.

COMPETITION AND RISKS

         The contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. We believe that competition for drilling contracts will continue to be intense for the foreseeable future. Certain competitors may have access to greater financial resources than we do.

         Competition in contract drilling involves numerous factors, including price, rig availability and suitability, the experience of the workforce, efficiency, condition of equipment, operating integrity, reputation, industry standing and customer relations. Although price is a major consideration in most markets, especially with respect to domestic drilling, the limited supply of ultra-deepwater units has made rig availability and suitability a principal consideration in recent periods. We believe that we compete favorably with respect to all these factors. Competition is primarily on a regional basis and may vary significantly by region at a particular time. Demand for offshore drilling equipment also depends on the exploration and development programs of oil and gas producers, which in turn are influenced by the financial condition of such producers, by general economic conditions and prices of oil and gas, and, from time to time, by political considerations and policies.

         We follow a policy of keeping our equipment well maintained and technologically competitive. However, our equipment could be made obsolete by the development of new techniques and equipment. In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct our business, such as blowout preventers and drill pipe, occur from time to time. We cannot assure you that any such shortages experienced in the past would not occur again or that any shortages, to the extent currently existing, will not continue or worsen in the future.

         Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Both short-term and long-term trends in oil and gas affect that activity. During the third quarter of 1999, demand for offshore drilling rigs in the U.S. Gulf of Mexico began to strengthen, and as a result, rig utilization and dayrates began rising in late 1999. We believe the increased demand for domestic rigs is largely attributable to oil and gas prices that began rising in 1999 and have remained at high levels as compared to average prices in recent years. International demand for offshore drilling rigs, however, weakened during 1999, and rig utilization and dayrates on certain contract renewals began declining in those markets. Although most international drilling markets remain somewhat depressed relative to prior year levels, in certain markets a number of our rigs which had been idle are receiving contracts to return to work. International dayrates we have recently obtained are lower, on an average basis, than the rates we obtained in early 1999 and 1998.

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

         We believe that a significant decrease from recent historical average oil and gas prices could depress the level of exploration and production activity and result in a corresponding decline in demand for our services. Furthermore, the recent consolidations in the oil and gas industry have resulted in a reduction in the amount of capital spent on exploration and production activities. These reductions adversely affect the demand for our services. For these reasons, we cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

         Our operations are subject to the many hazards inherent in the drilling business, including blowouts, cratering, fires, and collisions or groundings of offshore equipment. In addition, our operations are subject to damage or loss from adverse weather and seas. These hazards could cause personal injury and loss of life, suspend drilling operations or seriously damage or destroy the property and equipment involved and, in addition to causing environmental damage, could cause substantial damage to producing formations and surrounding areas. Although we maintain insurance against many of these hazards, our insurance may be subject to substantial deductibles and provides for premium adjustments based on claims. It also excludes certain matters from coverage, such as loss of earnings on certain rigs. Also, while we generally obtain indemnification from our customers for environmental damage with respect to offshore drilling, such indemnification is generally only in excess of a specified amount, which typically ranges from $100,000 to $250,000.

         In the case of turnkey drilling operations, we maintain insurance against pollution and environmental damage in amounts ranging from $10,000,000 to $100,000,000 depending on location, subject to self-insured retentions of $10,000 to $1,000,000. Under turnkey drilling contracts, Triton generally assumes the risk of pollution and environmental damage, but receives indemnification from the customer for environmental and pollution liabilities in excess of Triton's pollution insurance coverage. Further, Triton is not insured against certain drilling risks that could result in delays or nonperformance of a turnkey drilling contract, although it maintains insurance against delays related to loss of well control. Triton typically obtains contractual indemnification from the drilling contractors that provide the rigs for Triton's turnkey drilling operations for pollution arising from certain acts of the contractors.

         Our international operations are also subject to certain political, economic and other uncertainties including, among others, risks of war and civil disturbances, expropriation, nationalization, renegotiation or modification of existing contracts, taxation policies, foreign exchange restrictions, international monetary fluctuations and other hazards arising out of foreign governmental sovereignty over certain areas in which we conduct operations. We have sought to obtain, where economical, insurance against certain political risks. However, we cannot assure you that this insurance will always be available to us or, if available, will cover all losses that we may incur in respect of foreign operations.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

         Many aspects of our operations are affected by domestic and foreign political developments and are subject to numerous governmental regulations that may relate directly or indirectly to the contract drilling industry. The regulations applicable to our operations include provisions that regulate the discharge of materials into the environment or require remediation of contamination under certain circumstances. Generally, these environmental laws and regulations impose "strict liability." This means that we could be liable without regard to our negligence or fault. Such environmental laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for any of our acts, even if they complied with all applicable laws in effect at the time we acted.

         The U.S. Oil Pollution Act of 1990 ("OPA `90") and regulations thereunder impose certain additional operational requirements on our domestic offshore rigs and govern liability for leaks, spills and blowouts involving pollutants. Regulations under OPA `90 require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. We monitor these regulations and do not believe that they are likely to have a material adverse effect on our financial condition or results of operations. We have made and will continue to make expenditures to comply with environmental requirements. To date we have not expended material amounts in order to comply and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures. Although these requirements do have a substantial impact upon the energy and energy services industries, generally they do not appear to affect us any differently or to any greater or lesser extent than other companies in the energy services industry.

         The modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could materially and adversely affect our operations by limiting drilling opportunities.

EMPLOYEES

         At December 31, 1999, we had approximately 3,028 employees, of which approximately 70 percent were engaged in international operations and approximately 30 percent were engaged in domestic operations. We are not a party to any collective bargaining agreements that are material. We consider our employee relations to be satisfactory.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Information regarding our operating revenues, operating income and loss, and identifiable assets attributable to each of our geographic areas of operations for the last three fiscal years is presented in Note 15 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

DRILLING FLEET

         Our offshore drilling rig fleet consists of 48 units comprising nine semisubmersibles (including five Noble EVA-4000(TM) semisubmersibles), three drillships, 33 jackup rigs and three submersibles. The rig count includes one drillship, one semisubmersible and one jackup unit in which we have partial ownership interests through joint venture arrangements and one jackup rig operated pursuant to a long-term bareboat charter agreement with the owner. Each type of rig is described further below. There are several factors that determine the type of rig most suitable for a particular job, the more significant of which include the water depth and bottom conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth.

SEMISUBMERSIBLES

         Our semisubmersible fleet consists of nine units. Among the nine are five units that have been converted to Noble EVA-4000(TM) semisubmersibles and three Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles, including one in which we own a 50 percent interest (with the option to increase to 70 percent) through a joint venture arrangement. Semisubmersibles are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the hull is below the water surface during drilling operations. These units maintain their position over the well through the use of either a fixed mooring system or a dynamic positioning system and can drill in many areas where jackup rigs can also drill. However, semisubmersibles normally require water depth of at least 200 feet in order to conduct operations. Our semisubmersibles are designed to work in water depths of up to 8,900 feet. Three of our units are designed to operate in harsh environments. Semisubmersibles are typically more expensive to construct and operate than jackup rigs.

DYNAMICALLY POSITIONED DRILLSHIPS

         We have three dynamically positioned drillships in the fleet. Drillships are ships that are equipped for drilling and are typically self-propelled. Drillships are positioned over the well through use of either an anchoring system or a computer controlled dynamic positioning system. Our two wholly owned drillships, the Noble Leo Segerius and Noble Roger Eason, are capable of drilling in water depths up to 5,000 feet and 6,000 feet, respectively. The Noble Muravlenko, in which we own an 82 percent interest through a joint venture arrangement, is capable of drilling in water depths up to 4,000 feet.

JACKUP RIGS

         We have 33 jackup rigs in the fleet, including one in which we own a 50 percent interest through a joint venture arrangement and one which we operate pursuant to a long-term bareboat charter agreement with the owner. Jackup rigs are mobile, self-elevating drilling platforms equipped with legs which can be lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our jackup rigs are independent leg (i.e., the legs can be raised or lowered independently of each other) cantilevered rigs. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water and drilling operations are conducted with the hull in its raised position. Our jackup rigs are capable of drilling to a maximum depth of 25,000 feet in water depths ranging between eight and 390 feet, depending on the jackup rig. Twenty of our jackup rigs represent premium units that are capable of operating in water depths of 300 feet and greater, four of which are capable of operating in water depths of 360 feet and greater. Eight of our jackup rigs are capable of operating in harsh environments.

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

         The following table sets forth certain information concerning our drilling rig fleet at March 3, 2000. The table does not include eight rigs owned by operators for which we had labor contracts as of March 3, 2000. We operate and, unless otherwise indicated, own all of the rigs included in the table.

                                 DRILLING FLEET

                                                                                   WATER   DRILLING
                                                                                   DEPTH   DEPTH
                                                                     YEAR BUILT    RATING  CAPACITY
NAME                                MAKE                             OR REBUILT(1) (FEET)  (FEET)   LOCATION             STATUS (2)
------------------------------------------------------------------------------------------------------------------------------------
SEMISUBMERSIBLES - 9
Noble Paul Wolff  (T)               Noble EVA-4000(TM)- DP               1999 R       8,900  30,000  Brazil                Active
Noble Paul Romano  (T)              Noble EVA-4000(TM)                   1998 R       6,000  30,000  U.S. Gulf of Mexico   Active
Noble Amos Runner (T)               Noble EVA-4000(TM)                   1999 R       6,600  30,000  U.S. Gulf of Mexico   Active
Noble Jim Thompson (T)              Noble EVA-4000(TM)                   1999 R       6,000  30,000  U.S. Gulf of Mexico   Active
Noble Max Smith (T)                 Noble EVA-4000(TM)                   1999 R       6,000  30,000  U.S. Gulf of Mexico   Active
Noble Homer Ferrington (T)          Friede & Goldman 9500                2000 R       6,000  30,000  U.S. Gulf of Mexico   Active
                                      Enhanced Pacesetter
Noble Ton van Langeveld (T) (3)     Offshore Co. SCP III                 1991 R       1,500  20,000  U.K.                Contracted
Noble Dave Beard (3) (4)            Friede & Goldman 9500                1986         8,000  25,000  China                Shipyard
                                      Enhanced Pacesetter
Ilion (4) (5)                       Friede & Goldman 9500                1987         8,000  25,000  U.S. Gulf of Mexico  Shipyard
                                      Enhanced Pacesetter
------------------------------------------------------------------------------------------------------------------------------------
DYNAMICALLY POSITIONED
DRILLSHIPS - 3
Noble Roger Eason (T)               Nedlloyd                             1997 R       6,000  25,000  Brazil                Active
Noble Leo Segerius (T)              Gusto Engineering Pelican Class      1996 R       5,000  20,000  Brazil              Contracted/
                                                                                                                          Shipyard
Noble Muravlenko (T) (6)            Gusto Engineering Pelican Class      1997 R       4,000  21,000  Brazil                Active
------------------------------------------------------------------------------------------------------------------------------------
INDEPENDENT LEG CANTILEVERED
JACKUPS - 33
Noble Bill Jennings (T)             MLT 84 - E.R.C.                      1997 R       390    25,000  U.S. Gulf of Mexico   Active
Noble Eddie Paul (T)                MLT 84 - E.R.C.                      1995 R       390    25,000  U.S. Gulf of Mexico   Active
Noble Leonard Jones (T)             MLT 53 - E.R.C.                      1998 R       390    25,000  U.S. Gulf of Mexico   Active
Noble Al White (T) (3)              CFEM T-2005C                         1997 R       360    25,000  The Netherlands       Active
Noble Byron Welliver (T) (3)        CFEM T-2005C                         1982         300    25,000  Denmark               Active
Noble Kolskaya (T) (3) (7)          Gusto Engineering                    1997 R       330    25,000  Denmark               Active
Noble Johnnie Hoffman (T)           Baker Marine BMC 300                 1993 R       300    25,000  U.S. Gulf of Mexico   Active
Noble Julie Robertson (T)
  (3) (4) (8) (9)                   Baker Marine Europe Class            1981         300    25,000  The Netherlands      Shipyard
Noble Roy Butler (T) (10)           F&G L-780 MOD II                     1996 R       300    25,000  Nigeria             Contracted
Noble Tommy Craighead (T)           F&G L-780 MOD II                     1990 R       300    25,000  Nigeria              Available
Noble Kenneth Delaney (T)           F&G L-780 MOD II                     1998 R       300    25,000  Qatar                 Active
Noble Percy Johns (T)               F&G L-780 MOD II                     1995 R       300    25,000  Nigeria               Active
Noble George McLeod (T)             F&G L-780 MOD II                     1995 R       300    25,000  Qatar                Available
Noble Jimmy Puckett (T)             F&G L-780 MOD II                     1999 R       300    25,000  India                 Active
Noble Gus Androes (T)               Levingston 111-C                     1996 R       300    25,000  Qatar                 Active
Noble Lewis Dugger (T)              Levingston 111-C                     1997 R       300    20,000  Bay of Campeche      Available
Noble Ed Holt (T)                   Levingston 111-C                     1994 R       300    25,000  India                 Active
Noble Sam Noble (T)                 Levingston 111-C                     1982         300    25,000  U.S. Gulf of Mexico   Active
Noble Gene Rosser (T)               Levingston 111-C                     1996 R       300    20,000  Bay of Campeche       Active
Noble John Sandifer (T)             Levingston 111-C                     1995 R       300    20,000  U.S. Gulf of Mexico   Active
Noble Charles Copeland (T)          MLT Class 82-SD-C                    1995 R       250    20,000  Venezuela             Active
Noble Earl Frederickson (T)         MLT Class 82-SD-C                    1979         250    20,000  U.S. Gulf of Mexico   Active
Noble Tom Jobe (T)                  MLT Class 82-SD-C                    1982         250    25,000  U.S. Gulf of Mexico   Active
Noble Ed Noble (T)                  MLT Class 82-SD-C                    1990 R       250    20,000  Nigeria             Contracted
Noble Lloyd Noble (T)               MLT Class 82-SD-C                    1990 R       250    20,000  Nigeria              Available
Noble Carl Norberg (T)              MLT Class 82-C                       1996 R       250    20,000  U.S. Gulf of Mexico   Active
Noble Chuck Syring (T)              MLT Class 82-C                       1996 R       250    20,000  Qatar                 Active
Noble George Sauvageau (T) (3) (8)  NAM Nedlloyd                         1981         250    20,000  Denmark             Contracted
Noble Ronald Hoope (T) (3) (8)      Marine Structure CJ-46               1982         205    25,000  The Netherlands       Active
Noble Lynda Bossler (T) (3) (8)     Marine Structure CJ-46               1982         205    25,000  The Netherlands       Active
Noble Piet van Ede (T) (3) (8)      Marine Structure CJ-46               1982         205    25,000  The Netherlands       Active
Noble Dick Favor                    Baker Marine BMC 150                 1993 R       150    20,000  Venezuela             Active
Noble Don Walker  (T)               Baker Marine BMC 150                 1992 R       150    20,000  Nigeria               Active
------------------------------------------------------------------------------------------------------------------------------------
SUBMERSIBLES - 3
Noble Joe Alford                    Pace Marine 85G                      1997 R        85    25,000  U.S. Gulf of Mexico   Active
Noble Lester Pettus                 Pace Marine 85G                      1997 R        85    25,000  U.S. Gulf of Mexico  Available
Noble Fri Rodli                     Transworld                           1998 R        70    25,000  U.S. Gulf of Mexico  Available
------------------------------------------------------------------------------------------------------------------------------------

(T)  Denotes Top Drive

(1) Rigs designated with an "R" were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount deemed material by management.

(2) Rigs listed as "active" were operating under contract; rigs listed as "available" were available for bidding; rigs listed as "contracted" have signed contracts or have letters of intent with operators but have not begun operations; rigs listed as "shipyard" are in a shipyard for repair, refurbishment or upgrade.

(3)  Harsh environment capability.

(4)  Water depth rating is subsequent to the rig's planned upgrade.

(5) We own a 50 percent interest in the unit through a joint venture arrangement. At our election, we can convert a loan we have made to the venture to an additional 20 percent ownership interest in the venture.

(6) We operate the unit and own an 82 percent interest in the unit through a joint venture arrangement.

(7) We have operating control of the unit pursuant to a long-term bareboat charter agreement with the owner.

(8)  Water depth rating based on North Sea conditions year round.

(9) We own a 50 percent interest in the unit through a joint venture arrangement. We will operate the unit following its upgrade.

(10) Although designed for a water depth rating of 300 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. We own the additional legs required to extend the drilling depth capability to 300 feet of water.

FACILITIES

         Our principal executive offices are located in Houston, Texas, and are leased through June 2000. At the expiration of the lease, our principal executive offices will be combined with our domestic contract drilling services operations and Triton in a new facility, which is leased through June 2011. We also lease administrative and marketing offices, and sites used primarily for storage, maintenance and repairs for drilling rigs and equipment, in New Orleans and Lafitte, Louisiana; Leduc and St. Johns, Canada; Lagos and Port Harcourt, Nigeria; Aberdeen, Scotland; Maracaibo and Ciudad Ojeda, Venezuela; Doha, Qatar; Rotterdam and Beverwijk, The Netherlands; Macae, Brazil; and Esjberg, Denmark. We own certain tracts of land, including office and administrative buildings and warehouse facilities in Lafayette and Bayou Black, Louisiana and Aberdeen, Scotland.

ITEM 3.  LEGAL PROCEEDINGS

         On January 6, 2000, we filed suit against Samedan Oil Corporation and Mariner Energy, Inc. in the 55th Judicial District Court of Harris County, Texas, to enforce our rights under letter agreements for use of the Noble Homer Ferrington. We recently settled our dispute with Mariner and have entered into a drilling contract with Mariner for use of the rig. See "Item 1. Business - Business Development During 1999 - Deepwater Conversions and Upgrades." Our suit against Samedan is still pending. We believe that the letter agreement with Samedan requires Samedan to sign a drilling contract for its portion of a five-year contract period and a related rig-sharing agreement with Mariner. Samedan has questioned the extent of its obligations under the letter agreement and expressed concerns about the rig's design criteria. We believe Samedan has a binding commitment for the use of the rig, and that the rig meets the originally agreed upon design criteria. Our inability to contract the unit during the times when the unit is not used by Mariner over the five-year contract period, whether in the spot market or pursuant to a long-term contract, at the dayrate specified in the letter agreement with Samedan would adversely affect our future revenues and operating income during the relevant time periods.

         There are no other material pending legal proceedings to which we are a party or of which our property is the subject. We are involved in certain routine litigation incidental to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of March 8, 2000 with respect to the executive officers of Noble Drilling:

          NAME               AGE              POSITION
-------------------------- -------      ---------------------------------------
James C. Day                  56        Chairman and Chief Executive Officer and Director

Robert D. Campbell            49        President and Director

Julie J. Robertson            44        Vice President - Administration and Corporate Secretary

Mark L. Mey                   36        Principal Financial Officer

Steven A. Manz                34        Principal Accounting Officer

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

         Robert D. Campbell has served as President of Noble Drilling since January 1, 1999 and as a director since February 4, 1999. Prior to January 1, 1999, Mr. Campbell practiced corporate/securities law as a senior shareholder with the firm of Thompson & Knight, P.C. and served as general counsel to us for more than five years.

         Julie J. Robertson has served as Vice President-Administration of Noble Drilling since April 1996 and as Corporate Secretary of Noble Drilling since December 1993. In September 1994, Ms. Robertson became Vice President-Administration of Noble Drilling Services Inc. From January 1989 to September 1994, Ms. Robertson served consecutively as Manager of Benefits and Director of Human Resources for Noble Drilling Services Inc. Prior to 1989, Ms. Robertson served consecutively in the positions of Risk and Benefits Manager and Marketing Services Coordinator for a predecessor subsidiary of Noble Drilling, beginning in 1979.

         Mark L. Mey has served as Director of Internal Audit and Special Projects of Noble Drilling Services Inc. since January 1995. In December 1999, Mr. Mey assumed the responsibilities of Principal Financial Officer of Noble Drilling. Mr. Mey has served in various financial positions since joining the Company in March 1994, and prior to that worked in public accounting and financial consulting.

         Steven A. Manz has served as Director of Accounting and Investor Relations of Noble Drilling Services Inc. since December 1999. In that position, Mr. Manz serves as our Principal Accounting Officer. Mr. Manz has served in various financial positions since joining the Company in May 1995, and prior to that worked in industry and public accounting.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Noble Drilling's Common Stock, par value $0.10 per share ("Common Stock"), is listed and traded on the New York Stock Exchange under the symbol "NE". The following table sets forth for the periods indicated the high and low sales prices of the Common Stock:

                                                                        HIGH                       LOW
                                                                   --------------            ---------------
1999
         First quarter.............................                $     19 7/8              $    12
         Second quarter............................                      21                       15 1/2
         Third quarter.............................                      27 1/4                   18 5/8
         Fourth quarter............................                      32 7/8                   18 11/16
1998
         First quarter.............................                $     32 11/16            $    21 9/16
         Second quarter............................                      34 11/16                 22 7/8
         Third quarter.............................                      25 11/16                 10 3/4
         Fourth quarter............................                      19 1/4                   11

         We have not paid any cash dividends on the Common Stock since becoming a publicly held corporation in October 1985, and do not anticipate paying dividends on the Common Stock at any time in the foreseeable future.

         At March 8, 2000, there were 2,083 record holders of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                    YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------
                                                   1999         1998         1997         1996         1995
                                                ----------   ----------   ----------   ----------   ----------
                                                           (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA (1)
Operating revenues ..........................   $  705,903   $  788,241   $  713,195   $  514,253   $  327,968
Income before extraordinary charge and
  preferred stock dividends (2) (3) .........   $   95,302   $  162,032   $  263,882   $   79,297   $    1,594
Net income (loss) applicable to common
  shares (2) (3) (4) ........................   $   84,469   $  162,032   $  257,197   $   72,597   $   (5,605)
Per common share: (2) (5)
  Income before extraordinary charge:
    Basic ...................................   $     0.72   $     1.24   $     2.00   $     0.68   $    (0.08)
    Diluted .................................   $     0.72   $     1.23   $     1.98   $     0.67   $    (0.08)
  Net income: (4)
    Basic ...................................   $     0.64   $     1.24   $     1.95   $     0.67   $    (0.08)
    Diluted .................................   $     0.64   $     1.23   $     1.93   $     0.66   $    (0.08)

BALANCE SHEET DATA (AT END OF PERIOD) (1)
Property and equipment, net .................   $2,049,769   $1,649,133   $1,182,927   $  957,034   $  542,978
Total assets ................................   $2,432,324   $2,178,632   $1,505,811   $1,367,173   $  742,530
Long-term debt ..............................   $  730,893   $  460,842   $  138,139   $  239,272   $  129,923
Total debt (6) ..............................   $  790,353   $  609,628   $  147,837   $  242,894   $  142,133
Shareholders' equity ........................   $1,398,042   $1,310,473   $1,149,054   $  925,249   $  523,493

OTHER DATA (1)
Cash dividends per common share .............   $     0.00   $     0.00   $     0.00   $     0.00   $     0.00
Capital expenditures ........................   $  421,679   $  540,571   $  391,065   $  216,887   $   91,202

----------------

(1) The selected financial data include the 1996 acquisition of Royal Nedlloyd N.V.'s offshore drilling division ("Neddrill"), which we accounted for under the purchase method.

(2) The amounts include non-recurring gains on sales of property and equipment, net of impairments and income taxes of $128,489,000 ($0.97 per basic share and $0.96 per diluted share), $19,856,000 ($0.18 per basic and diluted share) and $829,000 ($0.01 per basic and diluted share) in 1997, 1996 and 1995, respectively.

(3) The 1999 amount includes a net $4,861,000 non-recurring restructuring charge related to early retirement packages offered to a number of domestic employees and the relocation of our Lafayette, Louisiana offices to Houston.

(4) The amounts include net extraordinary charges of $10,833,000 ($0.08 per basic and diluted share), $6,685,000 ($0.05 per basic and diluted share) and $660,000 ($0.01 per basic and diluted share) in 1999, 1997 and 1996, respectively.

(5) The 1995 amount includes the $0.02 per share effect of a preferred conversion payment in March 1995 related to the conversion into common stock of 923,862 shares of Noble Drilling's $2.25 Convertible Exchangeable Preferred Stock. We accounted for the payment of $1,524,000 as a reduction of net earnings applicable to common shares when calculating the net loss per share.

(6) Consists of long-term debt ($730,893,000 in 1999), short-term debt ($0 in 1999) and current installments of long-term debt ($59,460,000 in 1999). The 1999 amount includes $95,498,000 principal amount of fixed rate senior secured notes issued by an indirect, wholly owned subsidiary of Noble Drilling, which notes are non-recourse except to the issuer thereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist you in understanding our financial position as of December 31, 1999 and 1998, and our results of operations for each of the three years in the period ended December 31, 1999. You should read the accompanying Consolidated Financial Statements and their Notes in conjunction with this discussion.

BUSINESS ENVIRONMENT

         We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 48 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of nine semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. Our fleet of 33 jackup rigs includes 20 premium units that are capable of operating in water depths of 300 feet and greater, four of which are capable of operating in water depths of 360 feet and greater. In addition, our fleet includes three submersible drilling units. Eleven of our drilling units are capable of operating in harsh environments. Over 60 percent of the fleet is currently deployed in international markets, principally including the North Sea, Africa, Brazil, Venezuela, the Middle East, India and Mexico. We also provide labor contract drilling services, engineering and production management services, and turnkey drilling services.

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

         Since January 1999, oil prices have increased significantly as a result of OPEC production cuts, decreased oil supply due to low levels of drilling and the beginnings of Asian economic recovery which has contributed to rising global oil demand projections. Natural gas prices in the U.S. have also increased in anticipation of tighter supplies. Current drilling activity in many international markets continues to remain weak, although the U.S. Gulf of Mexico jackup market is showing positive signs of improvement in the form of improved utilization, particularly for the higher-end equipment, and higher dayrates. The strengthening demand for jackups in the U.S. Gulf of Mexico could be adversely impacted by jackups mobilized back to the U.S. Gulf of Mexico from weak international markets. Oil companies continue to work through the effects of industry consolidation, which inhibited capital spending on exploration and development in 1999. We expect further consolidation among our customer base would dampen drilling activity levels near-term. We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications and to redeploy assets in important geological areas.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

     GENERAL

         Net income for 1999 was $84,469,000, or $0.64 per diluted share, on operating revenues of $705,903,000, compared to net income of $162,032,000, or $1.23 per diluted share, on operating revenues of $788,241,000 for 1998. Excluding the effects of extraordinary and non-recurring items, net income for 1999 was $100,163,000, or $0.76 per diluted share, compared to net income for 1998 of $163,917,000, or $1.24 per diluted share. The results for 1999 included an extraordinary charge of $10,833,000, net of taxes of $5,833,000, related to the purchase and retirement of $125,000,000 principal amount of our 9 1/8% Senior Notes due 2006 (the "9 1/8% Notes"). We financed the purchase and retirement of the 9 1/8% Notes with a portion of the net proceeds from the issuance on

March 16, 1999 of $150,000,000 principal amount of our 6.95% Senior Notes due 2009 (the "2009 Notes") and $250,000,000 principal amount of our 7.50% Senior Notes due 2019 (the "2019 Notes" and, together with the 2009 Notes, the "Notes"). The results for 1999 also included a restructuring charge of $4,861,000, net of taxes of $2,618,000, related to early retirement packages accepted by a number of employees and the relocation of our Gulf Coast Marine division office in Lafayette, Louisiana to our centralized Houston office, which is scheduled to be completed by July 2000.

    RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATE

         The following table sets forth the average rig utilization rates, operating days and average dayrate for our offshore rig fleet for 1999 and 1998:

                               AVERAGE RIG
                           UTILIZATION RATES (1)         OPERATING DAYS            AVERAGE DAYRATE
                         ------------------------    -----------------------   -----------------------
                            1999          1998          1999         1998         1999         1998
                         ----------    ----------    ----------   ----------   ----------   ----------
Offshore
    International ....      74%           90%         7,709         9,148      $   56,545   $   52,348
    Domestic .........      70%           78%         3,318         2,720      $   45,031   $   44,795

------------------

(1) Utilization rates reflect our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Rates reflect the results of rigs only during the period in which they are owned or operated by us.

    INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for 1999 and 1998:

                                               REVENUES              GROSS MARGIN
                                         ---------------------   ---------------------
                                           1999        1998        1999        1998
                                         ---------   ---------   ---------   ---------
                                                        (In thousands)
Contract drilling services ...........   $ 435,909   $ 478,883   $ 197,782   $ 254,899
Labor contract drilling services .....      35,639      63,789       4,616      10,806
Turnkey drilling services ............        --        27,699        --        (4,278)
Engineering and consulting services ..         947       1,870          78        (225)
Other revenue ........................       3,804       8,443       2,561       5,479
                                         ---------   ---------   ---------   ---------
         Total .......................   $ 476,299   $ 580,684   $ 205,037   $ 266,681
                                         =========   =========   =========   =========

         OPERATING REVENUES. International contract drilling services revenues decreased $42,974,000 during 1999 as compared to 1998. The decrease was primarily attributable to lower average utilization rates and operating days in Africa, Mexico and the Middle East. The lower utilization in these areas was partially offset by the consolidation of the results of operations effective January 1, 1999 of Arktik Drilling Limited, Inc. ("Arktik") and the Noble Kolskaya. See Notes 2 and 5 to our accompanying Consolidated Financial Statements. Additionally, the Noble Paul Wolff, a Noble EVA-4000(TM) semisubmersible, began operating in Brazil for Petrobras in May 1999 at a dayrate that is higher than our average international dayrate, and our drillships operating in Brazil reported higher utilization rates in 1999 as compared to 1998. Labor contract services revenues decreased $28,150,000 in 1999 as compared to 1998 due to fewer operating days on the North Sea labor contracts as a result of the expiration of certain contracts that were not renewed, coupled with reduced drilling and workover activities by our customers. We did not generate any international turnkey drilling services revenues in 1999 as compared to $27,699,000 generated in 1998. There were no international turnkey wells completed in 1999 compared to one in 1998.


         GROSS MARGIN. International contract drilling services gross margin decreased $57,117,000 in 1999 as compared to 1998 primarily due to lower average rig utilization rates and operating days combined with ongoing operating expenses incurred on rigs that were stacked during 1999. Labor contract drilling services gross margin decreased $6,190,000 in 1999 as compared to 1998 primarily due to fewer operating days on the North Sea labor contracts coupled with reduced drilling and workover activities by our customers.

    DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for our domestic operations for 1999 and 1998:

                                                REVENUES                GROSS MARGIN
                                         -----------------------   ------------------------
                                            1999         1998         1999          1998
                                         ----------   ----------   ----------    ----------
                                                          (In thousands)
Contract drilling services ...........   $  149,412   $  121,843   $   74,675    $   78,153
Turnkey drilling services ............       79,223       84,902        1,113       (11,120)
Engineering and consulting services ..         --           --             (4)         --
Other revenue ........................          969          812          140        (1,954)
                                         ----------   ----------   ----------    ----------
         Total .......................   $  229,604   $  207,557   $   75,924    $   65,079
                                         ==========   ==========   ==========    ==========

         OPERATING REVENUES. Domestic contract drilling services revenues increased $27,569,000 in 1999 compared to 1998 primarily due to revenues from the Noble Paul Romano, Noble Jim Thompson, Noble Amos Runner and Noble Max Smith, which began operating in December 1998, June 1999, August 1999 and December 1999, respectively, at dayrates that are higher than our average domestic dayrate. Revenues from these Noble EVA-4000(TM) semisubmersibles were partially offset by lower average dayrates and average rig utilization rates on our domestic jackup rigs. Domestic turnkey drilling services revenues were $5,679,000 lower in 1999 than 1998 due to lower turnkey rates charged to our customers and the completion of turnkey wells that were less complex and thus produced lower average revenues than those wells completed in 1998. We completed 26 domestic turnkey wells in 1999 compared to 13 in 1998.


         GROSS MARGIN. While the operations of the Noble Paul Romano, Noble Jim Thompson, Noble Amos Runner and Noble Max Smith favorably impacted domestic contract drilling services gross margin in 1999, gross margin decreased $3,478,000 in 1999 as compared to 1998 due primarily to lower average dayrates and average rig utilization rates and operating expenses incurred on rigs that were stacked during 1999. The improved domestic turnkey drilling services gross margin is attributable to the completion during 1999 of certain term contracts our turnkey subsidiary had for third party drilling rigs which were at above market dayrates and had low utilization levels. In addition, we accrued $2,900,000 in 1998 for expected 1999 losses on these third party rig contracts.

    OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $17,290,000 in 1999 as compared to 1998 due primarily to the activation of five Noble EVA-4000(TM) semisubmersibles since the latter part of 1998.

         SALES, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, general and administrative ("SG&A") expenses increased $5,466,000 in 1999 as compared to 1998 primarily due to higher stock-based compensation costs in 1999. For information on stock-based compensation costs, see Note 10 to our accompanying Consolidated Financial Statements.

         RESTRUCTURING CHARGE. A restructuring charge of $7,479,000, $4,861,000 net of taxes, was recognized in 1999 related to early retirement packages accepted by 37 employees and the relocation of our Gulf Coast Marine division office in Lafayette, Louisiana to the centralized Houston office, which is scheduled to be completed by July 2000. The restructuring charge was taken as part of our ongoing efforts to streamline operations. At December 31, 1999, a liability of approximately $3,800,000 was reflected in our accompanying Consolidated Balance Sheets related to the early retirement packages. Future cash outflows related to the liability established by the restructuring charge and its impact on liquidity and working capital is not considered material. These cash outflows will be funded from our normal operating cash flow. We estimate annual savings of approximately $2,000,000 related to this restructuring.

         INTEREST EXPENSE. Interest expense increased $27,969,000 in 1999 as compared to 1998 due to higher average debt balances resulting from project financings completed in the latter part of 1998 related to Noble EVA-4000(TM) semisubmersible conversions and the March 1999 issuance of the Notes. Additionally, in connection with the acquisition of a majority interest in Arktik and a 100 percent interest in the bareboat charter of the Noble Kolskaya, we incurred debt of $17,500,000 and recorded Arktik's outstanding indebtedness of $31,900,000. See Notes 5 and 6 to our accompanying Consolidated Financial Statements. Capitalized interest costs related to construction in progress on qualifying upgrade projects were $22,393,000 and $17,200,000 in 1999 and 1998, respectively.

         INTEREST INCOME. Interest income increased $3,159,000 in 1999 compared to 1998 due to higher average cash balances resulting from the completion of project financings in the latter part of 1998 and the March 1999 issuance of the Notes.

         INCOME TAX PROVISION. Income tax expense decreased $38,703,000 in 1999 as compared to 1998 due primarily to lower pretax earnings.

         EXTRAORDINARY CHARGE, NET OF TAX. Results for 1999 include an extraordinary charge of $10,833,000, net of taxes of $5,833,000, related to the purchase and retirement of our 9 1/8% Notes.

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

    RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATE

         The following table sets forth the average rig utilization rates, operating days and average dayrate for our offshore rig fleet for 1998 and 1997:

                                AVERAGE RIG
                             UTILIZATION RATES (1)          OPERATING DAYS             AVERAGE DAYRATE
                           ------------------------    -------------------------    --------------------
                              1998         1997            1998          1997           1998         1997
                           -----------  -----------    -----------   -----------    -----------  --------
Offshore
    International.....         90%          95%            9,148         9,826       $  52,348    $  35,244
    Domestic..........         78%          98%            2,720         3,474       $  44,795    $  35,313

------------------

(1) Utilization rates reflect our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Rates reflect the results of rigs only during the period in which they are owned or operated by us.

    INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for 1998 and 1997:

                                                 REVENUES                GROSS MARGIN
                                          -----------------------   ------------------------
                                             1998         1997         1998          1997
                                          ----------   ----------   ----------    ----------
                                                           (In thousands)
Contract drilling services ............   $  478,883   $  346,304   $  254,899    $  178,781
Labor contract drilling services ......       63,789       49,076       10,806        10,015
Turnkey drilling services .............       27,699       52,765       (4,278)         (766)
Engineering and consulting services ...        1,870        2,548         (225)          698
Other revenue .........................        8,443        8,289        5,479         6,008
                                          ----------   ----------   ----------    ----------
         Total ........................   $  580,684   $  458,982   $  266,681    $  194,736
                                          ==========   ==========   ==========    ==========

         OPERATING REVENUES. International contract drilling services revenues increased $132,579,000 during 1998 as compared to 1997. The increase was primarily attributable to higher average dayrates from certain contract renewals in West Africa, the North Sea, India and Qatar. The increase was partially offset by fewer operating days in Brazil in 1998 as compared to 1997 and the mobilization of two rigs out of Venezuela in 1998. Labor contract drilling services revenues increased $14,713,000 in 1998 as compared to 1997 due primarily to revenues generated from the Hibernia Project in Canada, which began operations in June 1997, and higher average dayrates on the North Sea platform contracts. International turnkey drilling services revenues decreased $25,066,000 in 1998 as compared to 1997 due to fewer well completions. Only one international turnkey well was completed in 1998 as compared to eight well completions in 1997.

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

    DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for our domestic operations for 1998 and 1997:

                                                REVENUES                GROSS MARGIN
                                         -----------------------   ------------------------
                                            1998         1997         1998          1997
                                         ----------   ----------   ----------    ----------
                                                           (In thousands)
Contract drilling services ...........   $  121,843   $  122,676   $   78,153    $   82,324
Turnkey drilling services ............       84,902      128,098      (11,120)        5,943
Engineering and consulting services ..         --             58         --            --
Other revenue ........................          812        3,381       (1,954)         (743)
                                         ----------   ----------   ----------    ----------
         Total .......................   $  207,557   $  254,213   $   65,079    $   87,524
                                         ==========   ==========   ==========    ==========

         OPERATING REVENUES. Domestic contract drilling services revenues decreased $833,000 in 1998 as compared to 1997 due primarily to lower utilization and the Noble Paul Wolff, Noble Jim Thompson and Noble Amos Runner being taken out of service in 1997 for conversion to Noble EVA-4000(TM) semisubmersibles. Domestic contract drilling services revenues were significantly higher in the first half of 1998 due to the reactivations of the Noble Bill Jennings, Noble Leonard Jones, Noble Joe Alford, Noble Lester Pettus and Noble Fri Rodli. The demand for offshore drilling units, however, declined significantly over the last half of 1998 as oil prices remained at depressed levels. The resulting oversupply of units caused dayrates in the U.S. Gulf of Mexico to drop precipitously and our utilization levels decreased from 89 percent during the second quarter of 1998 to 61 percent during the fourth quarter of 1998. Domestic turnkey drilling services revenues were $43,196,000 lower in 1998 as compared to 1997 due to fewer turnkey well completions. Thirteen domestic turnkey wells were completed in 1998 as compared to 26 in 1997.

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

    OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased $2,354,000 in 1998 as compared to 1997 due primarily to certain submersibles being taken out of service for conversion to Noble EVA-4000(TM) semisubmersibles.

         GAINS ON SALES OF PROPERTY AND EQUIPMENT. In May 1997, we completed the sale of our mat-supported jackup rigs, resulting in a pre-tax gain of $197,676,000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $5,498,000 in 1998 as compared to 1997 due primarily to higher personnel costs incurred to support our overall growth and to increased recruiting and training activity.

         INTEREST EXPENSE. Interest expense decreased $7,713,000 in 1998 as compared to 1997 due primarily to the purchase of our outstanding 9 1/4% Notes in 1997. We capitalized $17,200,000 of interest costs related to construction in progress on qualifying upgrade projects during 1998 as compared to $4,218,000 in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

         At December 31, 1999, we had cash and cash equivalents of $132,827,000 and approximately $196,223,000 of funds available under our bank credit facility. We had working capital of $57,289,000 and $88,720,000 at December 31, 1999 and 1998, respectively. Total debt as a percentage of total debt plus shareholders' equity was 36 percent at December 31, 1999 compared to 32 percent at December 31, 1998. The increase results primarily from our issuance of the Notes in 1999.

         Capital expenditures totaled $421,679,000 and $540,571,000 for 1999 and 1998, respectively. Capital expenditures for 2000 are expected to aggregate approximately $155,000,000. This amount includes approximately $31,200,000 to complete the upgrade of the equipment and water depth capability of the Noble Homer Ferrington, which was completed in March 2000. In addition, deferred repair and maintenance expenditures for 2000 are expected to aggregate approximately $38,000,000. For information on deferred repair and maintenance expenditures, see Note 1 of our accompanying Consolidated Financial Statements.

         Certain projects currently under consideration could require, if they materialize, capital expenditures or other cash requirements not included in the 2000 budget. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Factors that could cause actual capital expenditures to materially exceed the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.

         Required debt principal and interest payments for currently outstanding debt are estimated to be approximately $113,299,000 in 2000. We expect to fund these obligations out of cash and cash equivalents as well as cash expected to be provided by operations. We anticipate that our 2000 cash flows generated from operations will be sufficient to meet our required debt principal and interest payments due in 2000 and a significant portion of the discretionary capital expenditures we expect to make during 2000, assuming no material decrease in demand for contract drilling and turnkey services.

CREDIT FACILITIES AND LONG-TERM DEBT

         The term of our $200,000,000 bank credit agreement (the "Credit Agreement") extends through August 14, 2002. As of December 31, 1999, we had no borrowings under the credit agreement and $3,777,000 had been used to support outstanding letters of credit. Additionally, at December 31, 1999, $19,110,000 of outstanding letters of credit had been supported through a combination of unsecured letter of credit facilities and surety bonds. As of December 31, 1999, we had the ability to borrow $196,223,000 under available bank facilities. As of March 3, 2000, we had no borrowings under the Credit Agreement.

         At December 31, 1999, total long-term borrowings had increased to $790,353,000, including current installments of $59,460,000, due to our issuance in March 1999 of the Notes in the aggregate principal amount of $400,000,000. We used approximately $218,000,000 of the net proceeds from the issuance of the Notes to purchase and retire our 9 1/8% Notes and to repay $75,000,000 outstanding under our Credit Agreement. During 1998, two subsidiaries of Noble Drilling issued an aggregate of $260,000,000 principal amount of various series of fixed rate senior secured notes which are guaranteed by Noble Drilling. The proceeds were used by the borrowers primarily to fund two Noble EVA-4000(TM) semisubmersible conversion projects. In addition, $112,250,000 principal amount of various series of fixed rate senior secured notes were issued by an indirect, wholly owned special purpose subsidiary of Noble Drilling during 1998, which notes are non-recourse except to the issuer thereof. See Note 6 to our accompanying Consolidated Financial Statements.

         We believe that our cash and cash equivalents, cash generated from operations, borrowings under lines of credit, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including scheduled debt repayments.

YEAR 2000

         We have not had a material adverse impact to our results of operations or financial position related to any year 2000 issues and we do not anticipate any significant year 2000 compliance problems in the future. As of December 31, 1999, we had incurred costs of approximately $200,000 related to preparing for technological issues that could arise in connection with the advent of the year 2000. A portion of these costs were not incremental, but rather reflected redeployment of internal resources from other activities. We did not separately track the internal costs incurred for our year 2000 project. Such internal costs principally related to payroll costs of project personnel. All of the costs of our year 2000 project were borne out of our operating cash flow and were expensed as incurred. We do not anticipate further costs related to the project.

ACCOUNTING PRONOUNCEMENT

         In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, is effective for fiscal years beginning after June 15, 2000. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, we believe adoption will not have a material effect on our results of operations, cash flows or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and certain variable rate indebtedness. Interest on these obligations is at an agreed upon percentage point spread from LIBOR. At December 31, 1999, there were no outstanding borrowings under the Credit Agreement and $14,000,000 of variable rate obligations was outstanding. Based upon this balance, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis. For information on financial instruments, see Note 9 of our accompanying Consolidated Financial Statements.

FOREIGN CURRENCY EXCHANGE RATE RISK

         We conduct business internationally; however, a substantial majority of our foreign transactions are denominated in U.S. dollars. With minor exceptions, we structure our drilling contracts in U.S. dollars to mitigate our exposure to fluctuations in foreign currencies. Other than trade accounts receivable and trade accounts payable, which mostly offset each other, we do not currently have financial instruments that are sensitive to foreign currency rates. For information on financial instruments, see Note 9 of our accompanying Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are filed in this Item 8:

         Report of Independent Accountants

         Consolidated Balance Sheets at December 31, 1999 and 1998

         Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999

         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

         Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 1999

         Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 1999

         Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Noble Drilling Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, of shareholders' equity and of comprehensive income present fairly, in all material respects, the financial position of Noble Drilling Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 3, 2000

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share amount)

                                                                                  DECEMBER 31,
                                                                          --------------------------
ASSETS                                                                       1999           1998
                                                                          -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents ...........................................   $   132,827    $   211,012
  Restricted cash .....................................................         4,010          5,871
  Accounts receivable (net allowance of $414 and $610) ................       117,273        148,168
  Costs of uncompleted contracts in excess of billings ................         5,886            907
  Inventories .........................................................         4,298          5,133
  Prepaid expenses ....................................................        15,979         21,607
  Other current assets ................................................        10,352         45,511
                                                                          -----------    -----------
Total current assets ..................................................       290,625        438,209
                                                                          -----------    -----------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ...................................     2,417,179      1,940,919
  Other ...............................................................        28,249         27,195
                                                                          -----------    -----------
                                                                            2,445,428      1,968,114
  Accumulated depreciation ............................................      (395,659)      (318,981)
                                                                          -----------    -----------
                                                                            2,049,769      1,649,133
                                                                          -----------    -----------

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES .........................        29,314         48,270
DEFERRED INCOME TAXES .................................................          --              964
OTHER ASSETS ..........................................................        62,616         42,056
                                                                          -----------    -----------
                                                                          $ 2,432,324    $ 2,178,632
                                                                          ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
  Short-term debt and current installments of long-term debt ..........   $    59,460    $   148,786
  Accounts payable ....................................................        56,586         78,880
  Accrued payroll and related costs ...................................        34,116         21,985
  Taxes payable .......................................................        47,452         51,495
  Interest payable ....................................................        10,180          6,191
  Other current liabilities ...........................................        25,542         42,152
                                                                          -----------    -----------
Total current liabilities .............................................       233,336        349,489

LONG-TERM DEBT ........................................................       730,893        460,842
DEFERRED INCOME TAXES .................................................        70,660         56,937
OTHER LIABILITIES .....................................................         2,340            891
MINORITY INTEREST .....................................................        (2,947)          --
                                                                          -----------    -----------
                                                                            1,034,282        868,159
                                                                          -----------    -----------
SHAREHOLDERS' EQUITY
  Common stock-par value $0.10 per share; 200,000 shares authorized;
     134,716 issued and 131,882 outstanding in 1999; 133,761 issued
     and 131,101 outstanding in 1998 ..................................        13,472         13,376
  Capital in excess of par value ......................................       960,803        943,122
  Retained earnings ...................................................       502,493        418,024
  Treasury stock, at cost .............................................       (65,072)       (61,771)
  Restricted stock (unearned compensation) ............................        (6,778)          --
  Accumulated other comprehensive loss ................................        (6,876)        (2,278)
                                                                          -----------    -----------
                                                                            1,398,042      1,310,473
                                                                          -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 13) ...............................          --             --
                                                                          -----------    -----------
                                                                          $ 2,432,324    $ 2,178,632
                                                                          ===========    ===========

        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                       YEAR ENDED DECEMBER 31,
                                                -----------------------------------
                                                  1999         1998         1997
                                                ---------    ---------    ---------
OPERATING REVENUES
  Contract drilling services ................   $ 585,321    $ 600,726    $ 468,980
  Labor contract drilling services ..........      35,639       63,789       49,076
  Turnkey drilling services .................      79,223      112,601      180,863
  Engineering and consulting services .......         947        1,870        2,606
  Other revenue .............................       4,773        9,255       11,670
                                                ---------    ---------    ---------
                                                  705,903      788,241      713,195
                                                ---------    ---------    ---------

OPERATING COSTS AND EXPENSES
  Contract drilling services ................     312,864      267,674      207,875
  Labor contract drilling services ..........      31,023       52,983       39,061
  Turnkey drilling services .................      78,110      127,999      175,686
  Engineering and consulting services .......         873        2,095        1,908
  Other expense .............................       2,072        5,730        6,405
  Depreciation and amortization .............      88,981       71,691       74,045
  Selling, general and administrative .......      35,764       30,298       24,800
  Minority interest .........................      (1,224)        --           (256)
  Restructuring charge ......................       7,479         --           --
  Gains on sales of property and equipment ..        --           --       (197,676)
                                                ---------    ---------    ---------
                                                  555,942      558,470      331,848
                                                ---------    ---------    ---------

OPERATING INCOME ............................     149,961      229,771      381,347

OTHER INCOME (EXPENSE)
  Interest expense ..........................     (33,150)      (5,181)     (12,894)
  Interest income ...........................       9,830        6,671        9,356
  Other, net ................................      (1,155)        (342)       1,804
                                                ---------    ---------    ---------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY CHARGE ......................     125,486      230,919      379,613

INCOME TAX PROVISION ........................     (30,184)     (68,887)    (115,731)
                                                ---------    ---------    ---------

INCOME BEFORE EXTRAORDINARY CHARGE ..........      95,302      162,032      263,882

EXTRAORDINARY CHARGE, NET OF TAX ............     (10,833)        --         (6,685)
                                                ---------    ---------    ---------

NET INCOME ..................................      84,469      162,032      257,197
                                                =========    =========    =========


NET INCOME PER SHARE-BASIC:
  Income before extraordinary charge ........   $    0.72    $    1.24    $    2.00
  Extraordinary charge ......................       (0.08)        --          (0.05)
                                                ---------    ---------    ---------
  Net income ................................   $    0.64    $    1.24    $    1.95
                                                =========    =========    =========

NET INCOME PER SHARE-DILUTED:
  Income before extraordinary charge ........   $    0.72    $    1.23    $    1.98
  Extraordinary charge ......................       (0.08)        --          (0.05)
                                                ---------    ---------    ---------
  Net income ................................   $    0.64    $    1.23    $    1.93
                                                =========    =========    =========

        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------
                                                                     1999         1998         1997
                                                                   ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...................................................   $  84,469    $ 162,032    $ 257,197
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ..............................      88,981       71,691       74,045
    Deferred income tax (benefit) provision ....................      21,108       (1,128)      48,821
    Equity in loss (earnings) of joint ventures ................         691        2,752          (78)
    Compensation expense from stock-based plans ................       2,309          835        7,036
    Other ......................................................        (824)        (737)         595
    Restructuring charge, non-cash portion .....................       4,802         --           --
    Gains on sales of property and equipment ...................        --           --       (197,676)
    Extraordinary charge, net of tax ...........................      10,833         --          6,685
    Changes in current assets and liabilities:
      Accounts receivable ......................................      28,995      (15,637)     (38,023)
      Other assets .............................................      28,285       (9,773)      36,468
      Accounts payable .........................................     (29,514)       1,514        6,217
      Other liabilities ........................................      11,847       51,532          101
      Proceeds from sale of marketable equity securities, net ..        --           --          2,353
                                                                   ---------    ---------    ---------
          Net cash provided from operations ....................     251,982      263,081      203,741
                                                                   ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment .........................    (421,679)    (540,571)    (391,065)
    Proceeds from sale of property and equipment ...............       1,041        3,799      271,764
    Proceeds from sale of  marketable debt securities ..........        --         16,461        2,870
    Investment in and advances to joint ventures ...............        (490)     (29,925)     (11,831)
    Investment in marketable equity securities .................      (4,931)        --           --
                                                                   ---------    ---------    ---------
          Net cash used for investing activities ...............    (426,059)    (550,236)    (128,262)
                                                                   ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt ...............................     396,731      372,250         --
    Net (payments) borrowings on revolving credit facility .....    (100,000)     100,000         --
    Payment of long-term debt ..................................    (206,950)     (15,650)    (128,787)
    Proceeds from issuance of common stock, net ................       4,250        1,834        5,774
    Purchase of shares returned to treasury stock ..............        --         (4,313)     (52,181)
    Decrease (increase) in restricted cash .....................       1,861       (5,871)        --
                                                                   ---------    ---------    ---------
          Net cash provided by (used for) financing activities .      95,892      448,250     (175,194)
                                                                   ---------    ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...............     (78,185)     161,095      (99,715)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...................     211,012       49,917      149,632
                                                                   ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF YEAR .........................   $ 132,827    $ 211,012    $  49,917
                                                                   =========    =========    =========

        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                             1999                        1998                        1997
                                                  -------------------------   -------------------------   -------------------------

                                                    SHARES        AMOUNT         SHARES       AMOUNT        SHARES        AMOUNT
                                                  -----------   -----------   -----------   -----------   -----------   -----------
COMMON STOCK
  Balance at beginning of year .................      133,761   $    13,376       133,335   $    13,334       132,189   $    13,219
  Exercise stock options .......................          845            85           350            35           951            95
  Issuance of restricted shares ................         --            --            --            --              59             6
  Other ........................................          110            11            76             7           136            14
                                                  -----------   -----------   -----------   -----------   -----------   -----------
  Balance at end of year .......................      134,716        13,472       133,761        13,376       133,335        13,334
                                                  -----------   -----------   -----------   -----------   -----------   -----------
CAPITAL IN EXCESS OF PAR VALUE
  Balance at beginning of year .................                    943,122                     934,383                     916,004
  Exercise stock options .......................                     15,712                       2,713                       5,679
  Contribution of treasury stock to restricted
    stock plan .................................                     (2,364)                       --                          (793)
  Issuance of restricted shares ................                       --                          --                           826
  Restricted shares returned to treasury .......                        381                         824                         423
  Other ........................................                      3,952                       5,202                      12,244
                                                                -----------                 -----------                 -----------
  Balance at end of year .......................                    960,803                     943,122                     934,383
                                                                -----------                 -----------                 -----------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
  Balance at beginning of year .................                    418,024                     255,992                      (1,205)
  Net income ...................................                     84,469                     162,032                     257,197
                                                                -----------                 -----------                 -----------
  Balance at end of year .......................                    502,493                     418,024                     255,992
                                                                -----------                 -----------                 -----------
TREASURY STOCK
  Balance at beginning of year .................       (2,660)      (61,771)       (2,347)      (53,544)         (209)       (1,852)
  Contribution to restricted stock plan ........          457        10,537          --            --              88           793
  Restricted stock plans shares returned .......          (16)         (414)         (112)       (1,316)          (44)         (423)
  Repurchase common stock ......................         --            --            (300)       (4,313)       (2,186)      (52,181)
  Exercise stock options .......................         (524)      (12,560)         (151)       (5,302)         --            --
  Other ........................................          (91)         (864)          250         2,704             4           119
                                                  -----------   -----------   -----------   -----------   -----------   -----------
  Balance at end of year .......................       (2,834)      (65,072)       (2,660)      (61,771)       (2,347)      (53,544)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
RESTRICTED STOCK (UNEARNED COMPENSATION)
  Balance at beginning of year .................                       --                          --                          --
  Issuance of restricted shares ................                     (8,173)                       --                          --
  Compensation expense recognized ..............                      1,395                        --                          --
                                                                -----------                 -----------                 -----------
  Balance at end of year .......................                     (6,778)                       --                          --
                                                                -----------                 -----------                 -----------
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance at beginning of year .................                     (2,278)                     (1,111)                       (917)
  Other comprehensive loss .....................                     (4,598)                     (1,167)                       (194)
                                                                -----------                 -----------                 -----------
  Balance at end of year .......................                     (6,876)                     (2,278)                     (1,111)
                                                                -----------                 -----------                 -----------
TOTAL SHAREHOLDERS' EQUITY .....................      131,882   $ 1,398,042       131,101   $ 1,310,473       130,988   $ 1,149,054
                                                  ===========   ===========   ===========   ===========   ===========   ===========


        See accompanying notes to the consolidated financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)



                                                                               YEAR ENDED DECEMBER 31, 1999
                                                                               ----------------------------
NET INCOME ................................................................           $        84,469
                                                                                      ---------------
OTHER COMPREHENSIVE LOSS, NET OF TAX:
  Foreign currency translation adjustments.................................                      (277)
  Unrealized holding loss arising during period............................                    (5,686)
  Minimum pension liability adjustment (net of tax expense of $735)........                     1,365
                                                                                      ---------------
  Other comprehensive loss.................................................                    (4,598)
                                                                                      ---------------

COMPREHENSIVE INCOME.......................................................           $        79,871
                                                                                      ===============

                                                                               YEAR ENDED DECEMBER 31, 1998
                                                                               ----------------------------
NET INCOME ................................................................           $       162,032
                                                                                      ---------------
OTHER COMPREHENSIVE LOSS, NET OF TAX:
  Foreign currency translation adjustments.................................                       319
                                                                                      ---------------
  Unrealized losses on securities:
    Unrealized holding loss arising during period..........................                       (10)
    Less: reclassification adjustment for gains realized in net income.....                        (6)
                                                                                      ---------------
    Net unrealized losses..................................................                       (16)
                                                                                      ---------------
  Minimum pension liability adjustment (net of tax benefit of $792)........                    (1,470)
                                                                                      ---------------
  Other comprehensive loss.................................................                    (1,167)
                                                                                      ---------------

COMPREHENSIVE INCOME.......................................................           $       160,865
                                                                                      ===============

                                                                               YEAR ENDED DECEMBER 31, 1997
                                                                               ----------------------------
NET INCOME ...............................................................            $       257,197
                                                                                      ---------------
OTHER COMPREHENSIVE LOSS, NET OF TAX:
  Foreign currency translation adjustments................................                       (245)
  Unrealized holding gains arising during period..........................                         51
                                                                                      ---------------
  Other comprehensive loss................................................                       (194)
                                                                                      ---------------

COMPREHENSIVE INCOME......................................................            $       257,003
                                                                                      ===============


        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company", "we", "our" and words of similar import) is primarily engaged in domestic and international contract oil and gas drilling and workover operations. Our international operations are conducted in Canada, the North Sea, Mexico, Africa, Brazil, Venezuela, the Middle East and India.

         Noble Drilling (Paul Romano) Inc. ("NDPRI") was formed on April 3, 1998 for the purpose of owning the Noble Paul Romano and financing its conversion to a Noble EVA-4000(TM) semisubmersible. NDPRI is an indirect, wholly owned subsidiary of Noble Drilling and is operated in a fashion that is intended to ensure that its assets and liabilities are distinct and separate from those of Noble Drilling and its affiliates and that the creditors of NDPRI would be entitled to satisfy their claims from the assets of NDPRI prior to any distribution to Noble Drilling or its affiliates. (See Note 6.)

CONSOLIDATION

         The consolidated financial statements include the accounts of Noble Drilling and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in affiliates where we have a significant influence but not a controlling interest. (See Note 5.)

FOREIGN CURRENCY TRANSLATION

         We follow a translation policy in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation ("SFAS 52"). In international locations where the U.S. Dollar has been designated as the functional currency based on an evaluation of such factors as the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements, translation gains and losses are included in net income. In international locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in accumulated other comprehensive income. We did not recognize any material gains or losses on foreign currency transactions or translations during the years ended December 31, 1999, 1998 and 1997.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments are subject to potential credit risk. Our cash management and investment policies restrict investments to lower risk, highly liquid securities and we perform periodic evaluations of the relative credit standing of the financial institutions with which we conduct business.

         In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from our operations in the United Kingdom and Canada are calculated based on their respective functional currencies. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies was not material in 1999, 1998 or 1997.


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE INSTRUMENTS

         We periodically enter into off-balance sheet derivative financial instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates, including interest rate swaps and foreign currency exchange contracts. We do not use derivative financial instruments for trading purposes. We designate and assign the financial instruments as hedges of specific assets, liabilities or anticipated transactions. Cash flows from hedge transactions are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions. (See Note 9.)

INVENTORIES

         Inventories consist of spare parts, material and supplies held for consumption and are stated principally at average cost.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. At December 31, 1999 and 1998, there was $213,041,000 and $511,418,000, respectively, of construction in progress related primarily to semisubmersible upgrade and conversion projects. Such amounts are included in "Drilling equipment and facilities" in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. Included in costs of drilling equipment and facilities is an allocation of interest incurred during the period that rigs are under construction or major refurbishment. Interest capitalized for the years ended December 31, 1999, 1998 and 1997 totaled $22,393,000, $17,200,000 and $4,218,000, respectively. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized.

         Scheduled maintenance of equipment and overhauls are performed on a basis of number of hours operated in accordance with our preventative maintenance program. Repair and maintenance costs are generally charged to expense as incurred; however, overhauls related to large-scale maintenance projects are deferred when incurred and amortized into contract drilling services expense over a 36-month period. The deferred portion of these large-scale maintenance projects is included in "Other assets" in the Consolidated Balance Sheets. Such amounts totaled $27,657,000 and $21,474,000 at December 31, 1999 and 1998, respectively. Total maintenance and repair expenses for the years ended December 31, 1999, 1998 and 1997, were approximately $64,410,000, $50,926,000 and $44,100,000, respectively. Drilling equipment and facilities are depreciated using the straight-line method over estimated remaining useful lives as of the in-service date or date of major refurbishment. Estimated useful lives of our drilling equipment and facilities range from two to twenty-five years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty years.

LONG-LIVED ASSETS

         We evaluate the realizability of our long-lived assets, including property and equipment and goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment losses during the three years ended December 31, 1999, 1998 and 1997. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value.


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


OTHER ASSETS

         The excess of cost over the fair value of net tangible assets acquired in the acquisition of Triton Engineering Services Company ("Triton") is being amortized over nine years. Amortization expense for goodwill was $213,000 for each of the years ended December 31, 1999, 1998 and 1997. Accumulated amortization of goodwill was $922,000 and $709,000 at December 31, 1999 and 1998, respectively. Prepaid insurance is amortized over the terms of the insurance policies. Deferred debt issuance costs, which totaled $9,125,000 and $9,073,000 at December 31, 1999 and December 31, 1998, respectively, are being amortized over the life of the debt securities. Amortization related to debt issuance costs was $1,378,000, $469,000 and $493,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

REVENUE RECOGNITION

         Revenues generated from our dayrate-basis drilling contracts are recognized as services are performed. Our turnkey drilling contracts are of a short-term, fixed fee nature, and accordingly, revenues and expenses are recognized using the completed contract method. We may receive lump-sum fees for the mobilization of equipment and personnel. The net of mobilization fees received and costs incurred to mobilize an offshore rig from one market to another is recognized over the term of the related drilling contract. Costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts are deferred and amortized to income over the term of the drilling contract. Provisions for future losses on turnkey contracts are recognized when it is probable that expenses to be incurred on a specific contract will exceed the revenue from the contract.

CONCENTRATION OF CREDIT RISK

         The primary market for our services is the offshore oil and gas industry, and our customers consist primarily of major oil companies, independent oil and gas producers and government-owned oil companies. We perform ongoing credit evaluations of our customers and generally do not require material collateral. We maintain reserves for potential credit losses when necessary. Our results of operations and financial condition should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers' expenditures and budgets occur. These fluctuations can impact our results of operations and financial condition as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of our cash flow from operations.

         In 1999, one customer accounted for $89,991,000 of contract drilling services revenues, or a total of 13 percent of consolidated operating revenues. Another customer accounted for $74,894,000 of contract drilling services revenues, or a total of 11 percent of consolidated operating revenues in 1999. No other customer accounted for more than 10 percent of consolidated operating revenue in 1999. In 1998, one customer accounted for $68,892,000 of contract drilling services revenues and $27,694,000 of turnkey drilling services revenues, or a total of 12 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenue in 1998. No customers accounted for more than 10 percent of consolidated operating revenues in 1997.

NET INCOME PER SHARE

         The Company has adopted SFAS No. 128, Earnings Per Share ("SFAS 128"), which established new guidelines for computing and presenting earnings per share. All prior period earnings per share data have been restated to conform to the provisions of SFAS 128. Net income per share has been computed on the basis of the weighted average number of common shares and, where dilutive, common share equivalents, outstanding during the indicated periods.


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table reconciles the basic and diluted earnings per share computations for income before extraordinary charge for the years ended December 31, 1999, 1998 and 1997:

                INCOME BEFORE
                EXTRAORDINARY        BASIC         BASIC          DILUTED        DILUTED
                   CHARGE           SHARES          EPS           SHARES           EPS
                ------------------------------------------------------------------------
       1999     $      95,302      131,493       $    0.72        132,597       $   0.72

       1998     $     162,032      131,203       $    1.24        132,269       $   1.23

       1997     $     263,882      131,791       $    2.00        133,455       $   1.98

         Included in diluted shares are common stock equivalents relating primarily to outstanding stock options covering 1,104,000, 1,066,000 and 1,664,000 shares for the years ended December 31, 1999, 1998 and 1997, respectively. The computation of diluted earnings per share for 1999 and 1998 did not include options to purchase 2,389,261 and 5,335,886 shares of common stock, respectively, because the options' exercise prices were greater than the average market price of the common stock.

SUPPLEMENTAL CASH FLOW INFORMATION

                                                                              YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                     1999              1998             1997
                                                                  -----------       -----------      -----------
Cash paid during the period for:
  Interest (net of amounts capitalized).........................  $    29,161       $     5,078      $    15,363
  Income taxes (net of refunds).................................  $     9,841       $    42,228      $    49,737
Noncash investing and financing activities:
  Insurance financing agreement.................................  $     9,888       $     5,168      $    26,120

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

RESTRUCTURING CHARGE

         As part of our ongoing efforts to streamline operations, a restructuring charge of $7,479,000 was recognized in 1999. The restructuring charge relates to early retirement packages accepted by 37 employees and the relocation of our Gulf Coast Marine division office in Lafayette, Louisiana to the centralized Houston office, which is scheduled to be completed by July 2000. At December 31, 1999, a liability of approximately $3,800,000 was reflected in our accompanying Consolidated Balance Sheets related to the early retirement packages. Future cash outflows related to the liability established by the restructuring charge and its impact on liquidity and working capital is not considered material. These cash outflows will be funded from our normal operating cash flows.

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, is effective for fiscal years beginning after June 15, 2000. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, we believe adoption will not have a material effect on our results of operations or financial position. (See Note 9.)

NOTE 2 -- ACQUISITIONS, MERGERS AND DISPOSITIONS

         In January 2000, our joint venture partners and we formed Noble Rochford Drilling Ltd. ("Noble Rochford") which purchased the Noble Julie Robertson (formerly Ocean Scotian), a Baker Marine Europe Class design jackup. We acquired a 50 percent equity interest in Noble Rochford for an initial equity investment in the joint venture of $10,000,000. Additionally, we agreed to make additional equity investments of up to $2,000,000, if needed, to help fund planned upgrades. At the time of closing, we also entered into a $24,000,000 credit agreement (the "Noble Rochford Credit Agreement") with Noble Rochford to fund the acquisition and upgrade of the Noble Julie Robertson. As of March 3, 2000, we had funded $15,000,000 to Noble Rochford under the Noble Rochford Credit Agreement. Additional proceeds necessary to fund the upgrade will be loaned by us to the joint venture under the terms of the Noble Rochford Credit Agreement or, if necessary, under a related Shareholder Loan Agreement. We will manage the upgrade, marketing and operation of the Noble Julie Robertson, which we believe will be available for service in mid-2000.

         Effective January 1, 1999, we acquired a majority interest in Arktik Drilling Limited, Inc. ("Arktik") and a 100 percent interest in the bareboat charter of the Noble Kolskaya. Arktik's principal asset is the drillship, the Noble Muravlenko. As a result of these acquisitions, the results of operations of Arktik and the Noble Kolskaya are included in our Consolidated Statements of Operations from January 1, 1999, and at that date, the respective assets and liabilities acquired were recorded at their estimated fair values. Prior to January 1, 1999, the investments were accounted for under the equity method. (See Note 5.)

         In July 1998, we purchased the Noble Dave Beard (formerly Shelf 6), a Friede & Goldman 9500 Enhanced Pacesetter design semisubmersible, for $24,100,000 in cash. As of December 31, 1999, we had spent an additional $4,800,000 in preparation to upgrade the unit for work in deeper water depths if we are able to secure a long-term drilling contract for the unit.

         In June 1998, our joint venture partner and we formed a limited liability company, which purchased the Ilion. (See Note 5.)

         On May 7, 1997, we completed the sale of our 12 mat-supported jackup rigs for $268,818,000 in cash. We recognized a pre-tax gain of $197,676,000 in connection with the sale, which has been included in "Gains on sales of property and equipment" in the accompanying Consolidated Statement of Operations for the year ended December 31, 1997. Revenues, gross margin and operating income generated from the sold rigs were $35,155,000, $18,585,000 and $15,231,000, respectively, for the period from January 1, 1997 through May 7, 1997.


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- MARKETABLE SECURITIES

         As of December 31, 1999, we owned marketable equity securities with a fair market value of $4,931,000. We did not own any marketable equity securities as of December 31, 1998. These investments are classified as available for sale and are included in "Other assets" in the Consolidated Balance Sheets. Gross unrealized holding losses on these investments were $5,686,000 at December 31, 1999 and are included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. At December 31, 1999 and 1998, we did not own any marketable debt securities. Total realized gains (losses) related to short-term investments were $0, $6,000 and ($6,000) for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 4 -- COMPREHENSIVE INCOME

         As of January 1, 1998, we adopted SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 established standards for reporting and displaying comprehensive income and its components. Components of comprehensive income are net income and all changes in equity during a period except those resulting from transactions with owners. SFAS 130 requires enterprises to display comprehensive income and its components in the enterprise's financial statements, to classify items of comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income in shareholders' equity separately from retained earnings and additional paid-in capital. Comparative financial statements provided for earlier periods have been reclassified to reflect the application of SFAS 130.

         The following table sets forth the components of accumulated other comprehensive loss:

                                                                                  ACCUMULATED
                                      FOREIGN      UNREALIZED        MINIMUM        OTHER
                                      CURRENCY   (LOSSES) GAINS      PENSION     COMPREHENSIVE
                                       ITEMS      ON SECURITIES     LIABILITY        LOSS
                                    ------------ --------------   ------------   -------------
Balance at January 1, 1998 .......  $     (1,127)  $         16   $       --     $     (1,111)
1998-period change ...............           319            (16)        (1,470)        (1,167)
                                    ------------   ------------   ------------   ------------
Balance at December 31, 1998 .....          (808)          --           (1,470)        (2,278)
1999-period change ...............          (277)        (5,686)         1,365         (4,598)
                                    ------------   ------------   ------------   ------------
Balance at December 31, 1999 .....  $     (1,085)  $     (5,686)  $       (105)  $     (6,876)
                                    ============   ============   ============   ============

NOTE 5 -- INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         Effective January 1, 1999, we acquired a majority interest in Arktik and a 100 percent interest in the bareboat charter of the Noble Kolskaya, in exchange for a variable rate note to Kvaerner Maritime A.S. ("Kvaerner") in the aggregate principal amount of $17,500,000 (the "Kvaerner Debt"). (See Note 6.) Arktik's principal asset is the drillship, the Noble Muravlenko. As a result of these acquisitions, the results of operations of Arktik and the Noble Kolskaya are included in our Consolidated Statements of Operations from January 1, 1999, and at that date, the respective assets and liabilities acquired were recorded at their estimated fair values. Prior to January 1, 1999, the investments were accounted for under the equity method. The results of operations of Arktik and the Noble Kolskaya prior to January 1, 1999 were not material to our consolidated amounts; therefore, pro forma financial information is not presented.

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In June 1998, our joint venture partner and we formed Ilion LLC, a limited liability company, which purchased the Ilion, a Friede & Goldman 9500 Enhanced Pacesetter design semisubmersible. We acquired an initial 50 percent equity interest in Ilion LLC for an initial investment in the joint venture of $12,825,000. In addition, we have funded $17,380,000 to Ilion LLC in the form of a promissory note that is convertible at our election into an additional 20 percent equity interest. We account for this investment using the equity method. We received no distributions or dividends from Ilion LLC during the years ended December 31, 1999 and 1998.

         Balances related to joint ventures for 1999 and 1998 are reflected in the table below:

                                                1999       1998
                                              --------   --------
Equity in losses of joint ventures (1) .....  $   (690)  $ (2,752)
Investment in joint ventures ...............  $ 11,934   $ 10,761
Advances to joint ventures (2) .............  $ 17,380   $ 37,509
Receivable from other joint venturer (3) ...  $   --     $  5,163

(1) Balance included in "Other, net" in the Consolidated Statements of Operations. There was $78,000 in equity earnings in 1997.

(2) Balance included in "Investments in and advances to joint ventures" in the Consolidated Balance Sheets.

(3)  Balance included in "Other current assets" in the Consolidated Balance
     Sheets.

         In January 2000, our joint venture partners and we formed Noble Rochford, which purchased the Noble Julie Robertson (formerly Ocean Scotian), a Baker Marine Europe Class design jackup. (See Note 2.)

NOTE 6 -- DEBT

         On March 16, 1999, we issued $150,000,000 principal amount of our 6.95% Senior Notes due 2009 (the "2009 Notes") and $250,000,000 principal amount of our 7.50% Senior Notes due 2019 (the "2019 Notes" and together with the 2009 Notes, the "Notes"). Interest on the Notes is payable on March 15 and September 15 of each year beginning September 15, 1999. The Notes are redeemable, as a whole or from time to time in part, at our option on any date prior to maturity at prices equal to 100 percent of the outstanding principal amount of the notes redeemed plus accrued interest to the redemption date plus a make-whole premium, if any is required to be paid. The Notes are senior unsecured obligations and the indenture governing the Notes contains covenants that, among other things, limit our ability to create certain liens, engage in certain sale and lease-back transactions and merge, consolidate and sell assets, except under certain conditions.

         We used approximately $143,000,000 of the net proceeds from the issuance of the Notes to purchase and retire $125,000,000 principal amount of our 9 1/8% Senior Notes due 2006, which resulted in an extraordinary charge of $10,833,000, net of taxes of $5,833,000. The extraordinary charge represents the difference between the acquisition price and the net carrying value of the notes purchased, including unamortized debt issuance costs.


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In connection with the acquisitions regarding Arktik and the Noble Kolskaya (see Note 5), we incurred the Kvaerner Debt in the amount of $17,500,000. Additionally, we recorded Arktik's outstanding bank indebtedness in the amount of $24,000,000 (the "Arktik Debt") and Arktik's indebtedness to a minority equity owner in Arktik in the amount of $7,900,000 (the "Shareholder Debt"). The Arktik Debt and the Shareholder Debt are non-recourse except to Arktik. The Arktik Debt is secured by a preferred mortgage on Arktik's drillship, the Noble Muravlenko. The Shareholder Debt is also secured by a mortgage on the Noble Muravlenko.

         The Kvaerner Debt bears interest at a rate equal to the LIBOR rate plus
1.25 percent. Principal and interest is payable each October 1 and April 1 until October 1, 2003. We may prepay all or any portion of the balance, plus accrued interest, at any time after December 31, 1999. The interest rate as of December 31, 1999 was 6.75 percent per annum.

         The Arktik Debt bears interest at 7.29 percent per annum. In December 1999, the Arktik Debt was converted from a variable rate obligation with a rate equal to the LIBOR rate plus 1.0 percent to a fixed-rate obligation. Principal and interest is payable on each June 1 and December 1.

         The Shareholder Debt bears interest at 12.0 percent per annum. Interest is payable on each April 1 and October 1. The principal balance of the debt is to be repaid over a three year period, beginning in 2009.

         In May 1999, we entered into a financing agreement with Cananwill, Inc. related to the renewal of our Marine Package and Protection and Indemnity insurance policies for periods of 36 months and 12 months, respectively. We financed a total of $20,000,000 related to these insurance policies. The fixed annual interest rate on the debt related to the Marine Package and Protection and Indemnity insurance policies is 5.70 percent.

         In July 1998, Noble Drilling (Paul Wolff) Ltd., an indirect, wholly owned subsidiary of Noble Drilling and owner of the Noble Paul Wolff, issued $145,000,000 principal amount of its fixed rate senior secured notes (the "Wolff Notes") in three series. The Wolff Notes bear interest at rates of 6.43 percent to 6.55 percent per annum. The Wolff Notes are guaranteed by Noble Drilling and are secured by a first naval mortgage on the Noble Paul Wolff. The Wolff Notes can be prepaid, in whole or in part, at a premium at any time after June 1, 2001.

         In December 1998, Noble Drilling (Paul Romano) Inc., an indirect, wholly owned subsidiary of Noble Drilling and owner of the Noble Paul Romano, issued $112,250,000 principal amount of its fixed rate senior secured notes (the "Romano Notes") in two series (the "Series A Notes" and the "Series B Notes"). The Series A Notes bear interest at 6.33 percent per annum and the Series B Notes bear interest at 6.09 percent per annum. The Romano Notes are secured by a first naval mortgage on the Noble Paul Romano and are non-recourse except to the issuer thereof. The Romano Notes can be prepaid, in whole or in part, at a premium at any time. Pursuant to the trust indenture and security agreement under which the Romano Notes are issued, Noble Drilling (Paul Romano) Inc. is restricted from incurring any indebtedness other than the Romano Notes and the Noble Paul Romano may not be mortgaged to secure any debt other than the Romano Notes. Pursuant to the trust indenture, we were required to deposit an amount into two separate accounts, subject to control of a third-party trustee, to prepay the first month's principal and interest payment and provide an additional debt reserve balance equal to two months of debt service. Such amount totaled $4,010,000 at December 31, 1999 and is included in "Restricted cash" in the Consolidated Balance Sheet.

         In December 1998, Noble Drilling (Jim Thompson) Inc., an indirect, wholly owned subsidiary of Noble Drilling and owner of the Noble Jim Thompson, issued $115,000,000 principal amount of its fixed rate senior secured notes (the "Thompson Notes") in four series. The Thompson Notes bear interest at rates of
5.93 percent to 7.25 percent per annum. The Thompson Notes are guaranteed by Noble Drilling and are secured by a first naval mortgage on the Noble Jim Thompson. The Thompson Notes can be prepaid, in whole or in part, at a premium at any time after January 1, 2001.


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         We issued $125,000,000 principal amount of 9 1/4% Senior Notes Due 2003 (the "9 1/4% Notes") in 1993. We purchased $29,555,000 principal amount of the 9 1/4% Notes in 1997, resulting in an extraordinary charge of $1,704,000, net of taxes of $918,000. Thereafter, in 1997 we made a tender offer pursuant to which we purchased an additional $81,330,000 principal amount of the 9 1/4% Notes. This resulted in an extraordinary charge of $4,981,000, net of taxes of $2,682,000. We redeemed the remaining $3,115,000 principal amount of the 9 1/4% Notes in December 1998 and there was no extraordinary charge recognized as a result of the redemption.

         The following table summarizes our long-term debt:

                                                                        DECEMBER 31,
                                                                 -------------------------
                                                                    1999          1998
                                                                 -----------   -----------
6.95% Senior Notes due 2009, net of unamortized discount of
  $98 in 1999 .................................................  $   149,902   $      --
7.50% Senior Notes due 2019 ...................................      250,000          --
9 1/8% Senior Notes due 2006, net of unamortized discount of
  $175 in 1998 ................................................         --         124,825
Project Financings:
  Wolff Notes .................................................      124,544       145,000
  Romano Notes ................................................       95,498       112,250
  Thompson Notes ..............................................      113,735       115,000
Kvaerner Debt .................................................       14,000          --
Arktik Debt ...................................................       20,000          --
Shareholder Debt ..............................................        7,900          --
Insurance Financing ...........................................       14,774        11,326
                                                                 -----------   -----------
                                                                     790,353       508,401
Current Installments ..........................................      (59,460)      (47,559)
                                                                 -----------   -----------
                                                                 $   730,893   $   460,842
                                                                 ===========   ===========

         Aggregate principal repayments of long-term debt for the next five years and thereafter are as follows:

                                     2000        2001        2002         2003       2004     THEREAFTER
                                  ----------  ----------  ----------  ----------  ----------  ----------
6.95% Senior Notes due 2009,
   net of unamortized
   discount of $98 .............  $     --    $     --    $     --    $     --    $     --    $  149,902
7.50% Senior Notes due 2019 ....        --          --          --          --          --       250,000
Project Financings:
     Wolff Notes ...............      21,808      23,251      24,799      26,458      28,228        --
     Romano Notes ..............      17,844      19,007      20,245      38,402        --          --
     Thompson Notes ............       5,253       5,571      10,386      15,720      16,805      60,000
Kvaerner Debt ..................       3,500       3,500       3,500       3,500        --          --
Arktik Debt ....................       4,000       4,000       4,000       8,000        --          --
Shareholder Debt ...............        --          --          --          --          --         7,900
Insurance Financing ............       7,055       6,133       1,586        --          --          --
                                  ----------  ----------  ----------  ----------  ----------  ----------
     Total .....................  $   59,460  $   61,462  $   64,516  $   92,080  $   45,033  $  467,802
                                  ==========  ==========  ==========  ==========  ==========  ==========

         The fair value of our long-term debt at December 31, 1999 was $763,451,000, based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities.


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- CREDIT FACILITIES

         We have an unsecured revolving bank credit facility totaling $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $40,000,000, through August 14, 2002. We are required to maintain various affirmative and negative covenants relating to interest coverage, fleet market value and net worth. The Credit Agreement contains restrictive covenants, including restrictions on incurring additional indebtedness, and restrictions on permitting additional liens, payment of dividends, transactions with affiliates, and mergers or consolidations. As of December 31, 1999, we had no outstanding borrowings under the Credit Agreement and $3,777,000 had been used to support outstanding letters of credit. As of December 31, 1998, we had an outstanding balance of $100,000,000 under the Credit Agreement. As of December 31, 1999, $196,223,000 remained available under the Credit Agreement. Additionally, at December 31, 1999, $19,110,000 of outstanding letters of credit had been supported through a combination of unsecured letter of credit facilities and surety bonds.

NOTE 8 -- SHAREHOLDERS' EQUITY

STOCKHOLDER RIGHTS PLAN

         In June 1995, we adopted a stockholder rights plan designed to assure that our stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive takeover tactics to gain control of the Company without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, one right ("Right") is attached to each share of Noble Drilling common stock. Each Right will entitle the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $120.00. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 15 percent or more of Noble Drilling common stock. The Rights expire on July 10, 2005.

NOTE 9 -- FINANCIAL INSTRUMENTS

         Because we operate internationally, we are exposed to foreign currency risk. We denominate our contracts predominantly in U.S. Dollars to mitigate the exposure to fluctuations in foreign currencies. We periodically use foreign exchange derivative instruments or spot purchases to hedge our known liabilities in foreign currencies to reduce the impact of foreign currency gains and losses in our financial results. It is our policy not to enter into derivative transactions for speculative purposes. Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. To qualify for hedge accounting, the contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects that substantially offset those of the position being hedged. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in the market value of the derivative instrument. We did not utilize foreign exchange derivative instruments in 1999. During 1998, we entered into various foreign currency exchange contracts. These contracts expired monthly throughout 1998 and required us to exchange U.S. Dollars for Dutch Guilders and British Pounds Sterling totaling $33,800,000 and $24,700,000, respectively. There were no material gains or losses recognized in the years ended December 31, 1999 and 1998. At December 31, 1999 and 1998 there were no open foreign exchange derivative hedges.


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In connection with 1998 project financings for the Noble Paul Wolff, Noble Paul Romano and Noble Jim Thompson Noble EVA-4000(TM) semisubmersible conversions, we entered into interest rate swap contracts to minimize exposure to interest rate increases during the period prior to funding. Neither we nor our counterparties, which were prominent bank institutions, were required to collateralize the respective obligations under the interest rate swaps. A summary of the interest rate swap contracts is as follows:

                               NOTIONAL             SETTLEMENT         AMOUNT RECEIVED (PAID)
PROJECT FINANCING               AMOUNT                 DATE              AT SETTLEMENT DATE
-------------------------     -----------       -------------------    ----------------------
Noble Paul Wolff .......     $   145,000        June 8, 1998             $      311
Noble Jim Thompson .....     $   137,750        November 3, 1998         $   (3,837)
Noble Paul Romano ......     $    16,875        December 14, 1998        $     (741)

         The amounts received or paid at settlement of the interest rate swap contracts have been deferred and are classified as "Other assets" in the accompanying Consolidated Balance Sheets at December 31, 1999 and 1998. Such amounts will be recognized over the term at the respective project financings as an adjustment to the underlying yield of the financial instrument. (See Note 6.)

NOTE 10 -- STOCK-BASED COMPENSATION PLANS

         We have several stock-based compensation plans, which are described below. Effective January 1, 1996, we adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). As permitted by SFAS 123, we have chosen to continue using the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion 25. Compensation expense of $9,097,000 was recognized during 1999, however, for stock options exercised by employees in which we bought the shares exercised directly from the employee. No compensation expense was recognized in 1998 and 1997 related to stock option awards. We have modified our procedures regarding stock options and do not anticipate future compensation expense related to stock option awards.

1991 STOCK OPTION AND RESTRICTED STOCK PLAN

         Our 1991 Stock Option and Restricted Stock Plan, as amended (the "1991 Plan"), provides for the granting of options to purchase our common stock, with or without stock appreciation rights ("SAR's"), and the awarding of shares of restricted stock to selected employees. At December 31, 1999, 5,412,583 shares were available for grant or award under the 1991 Plan. In general, all options granted under the 1991 Plan have a term of 10 years, an exercise price equal to the fair market value of the common stock on the date of grant and vest one-third annually, commencing one year after the grant date.

1992 NONQUALIFIED STOCK OPTION PLAN

         Our 1992 Nonqualified Stock Option Plan for Non-Employee Directors (the "1992 Plan") provides for the granting of nonqualified stock options to non-employee directors of Noble Drilling. We grant options at fair market value on the grant date. The options are exercisable from time to time over a period commencing one year from the grant date and ending on the expiration of ten years from the grant date, unless terminated sooner as described in the 1992 Plan.


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A summary of the status of our stock options under both the 1991 Plan and 1992 Plan as of December 31, 1999, 1998 and 1997 and the changes during the year ended on those dates is presented below (actual amounts):

                                                      1999                         1998                          1997
                                           ---------------------------  ---------------------------  ---------------------------
                                            NUMBER OF       WEIGHTED      NUMBER OF      WEIGHTED     NUMBER OF       WEIGHTED
                                              SHARES        AVERAGE        SHARES        AVERAGE        SHARES         AVERAGE
                                            UNDERLYING      EXERCISE     UNDERLYING      EXERCISE     UNDERLYING      EXERCISE
                                             OPTIONS         PRICE        OPTIONS         PRICE        OPTIONS         PRICE
                                           ------------   ------------  ------------   ------------  ------------   ------------
Outstanding at beginning of the year ....     7,590,473   $      18.23     4,309,696   $      13.72     3,607,403   $       7.14
Granted .................................     1,521,550          21.00     3,776,618          22.49     1,804,500          23.15
Exercised ...............................      (868,290)          8.16      (348,880)          7.95      (858,213)          6.28
Forfeited ...............................      (190,980)         23.79      (146,961)         22.10      (243,994)         11.97
                                           ------------   ------------  ------------   ------------  ------------   ------------
Outstanding at end of year ..............     8,052,753   $      19.72     7,590,473   $      18.23     4,309,696   $      13.72
                                           ============   ============  ============   ============  ============   ============
Exercisable at end of year ..............     3,626,374   $      16.95     2,430,715   $      10.58     1,496,289   $       6.52
                                           ============   ============  ============   ============  ============   ============

         The following table summarizes information about stock options outstanding at December 31, 1999 (actual amounts):

                                           OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                         -----------------------------------------------------   ------------------------------
                                                WEIGHTED
                                                 AVERAGE          WEIGHTED                         WEIGHTED
   RANGE OF EXERCISE          NUMBER            REMAINING          AVERAGE         NUMBER          AVERAGE
        PRICES              OUTSTANDING       LIFE (YEARS)     EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
----------------------   ---------------    ----------------   ---------------   -----------     --------------
$  1.72   to    $ 5.00            56,500               2.50     $       3.77          56,500     $       3.77
$  5.19   to    $14.00         1,488,020               5.50             8.28       1,413,020             8.05
$ 14.25   to    $28.31         6,470,733               8.47            22.41       2,119,354            22.95
$ 32.50                           37,500               8.30            32.50          37,500            32.50
----------------------   ---------------    ---------------     ------------     -----------     ------------
$  1.72   to    $32.50         8,052,753               7.88     $      19.72       3,626,374     $      16.95
                         ===============       ============     ============     ===========     ============

         Additional disclosures required by SFAS 123 are as follows:

                                                                                         DECEMBER 31,
                                                                           ----------------------------------------
                                                                                1999          1998          1997
                                                                           -------------  -----------   -----------
Weighted average fair value per option granted...........................  $     9.24     $   12.01     $  10.58

Valuation assumptions:
  Expected option term (years)...........................................           5             5            5
  Expected volatility....................................................       41.45%        38.06%       41.27%
  Expected dividend yield................................................           0%            0%           0%
  Risk-free interest rate................................................        4.65%         5.16%        6.20%


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table reflects pro forma net income and earnings per share had we elected to adopt the fair value approach of SFAS 123:

                                      YEAR ENDED DECEMBER 31,
                              -------------------------------------
                                 1999         1998         1997
                              -----------  -----------  -----------
Pro forma effects:
  Net income ...............  $    73,502  $   152,113  $   253,077
  Earnings per share
    Basic ..................  $      0.56  $      1.16  $      1.92
    Diluted ................  $      0.55  $      1.15  $      1.90

OTHER STOCK BASED COMPENSATION

         In July 1996, a subsidiary of Noble Drilling granted SAR's covering 309,500 shares of Noble Drilling common stock. The SAR's, which are payable solely in cash, have a five year term, an exercise price of fair market value on the date of grant and vested fully in July 1997. In January 1998, we entered into a Deed of Trust with Guiness Flight Trustees SARL to act as trustee of the Company's Share Appreciation Rights Trust (the "Trust"). The Trust was established to fund our obligation to pay the employees upon the exercise of their SAR's. Pursuant to the Trust, 248,000 shares of our common stock, representing the number of SAR's outstanding, were transferred to the Trust in January 1998. We recognized no compensation expense for the years ended December 31, 1999 and 1998 and $3,500,000 for the year ended December 31, 1997 related to SAR's.

         In July 1996, we awarded selected employees 58,863 shares of restricted (i.e., nonvested) common stock pursuant to the 1991 Plan. One-half of these shares vested on each of the first and second anniversaries of the award date. In January 1998, we awarded selected employees 22,000 shares of restricted stock that vest 20 percent per year over a five year period commencing on the first anniversary date of the award. In January 1999, we awarded one employee 15,000 shares of restricted stock that vest one-third per year over a three-year period commencing on the first anniversary date of the award. In February 1999 and October 1999, we awarded selected employees 190,000 shares and 230,000 shares, respectively, of restricted stock that vest 20 percent per year over a five-year period commencing on the first anniversary date of the award.

         Additionally, we have awarded performance restricted shares pursuant to the 1991 Plan. In general, the performance restricted shares have a three-year performance period from the date of award. The actual number of shares awarded and available for vesting may vary depending on the degree of achievement of certain specified corporate performance criteria over the three-year performance period. The number of shares awarded as so determined then vests (subject only to future employment) at the rate of one-third thereof each year, on each succeeding March 31. Nonvested shares will be forfeited.

         A summary of the restricted share and performance restricted share awards and the amounts recognized as compensation expense for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                               1999          1998          1997
                                           ------------  ------------  ------------
Restricted shares:
  Shares awarded ........................       435,000        22,000          --
  Average share price at award date .....  $      17.35  $      28.25          --
Performance restricted shares:
  Shares awarded ........................          --            --          90,500
  Share price at award date .............          --            --    $      21.00
Compensation expense recognized .........  $      2,309  $        835  $      3,536



    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -- INCOME TAXES

         The components of and changes in the net deferred taxes were as follows:

                                                                                  DECEMBER 31,   DECEMBER 31,
                                                                                     1999           1998
                                                                                  -----------    -----------
Deferred tax assets:
  Domestic:
    Net operating loss carryforwards ...........................................  $    51,890    $      --
  International:
    Net operating loss carryforwards ...........................................       10,697          3,130
    Tax basis of assets in excess of book basis ................................         --              964
                                                                                  -----------    -----------
Deferred tax assets ............................................................  $    62,587    $     4,094
                                                                                  ===========    ===========

Deferred tax liabilities:
  Domestic:
    Excess of net book basis over remaining tax basis ..........................  $  (109,373)   $   (45,596)
  International:
    Excess of net book basis over remaining tax basis ..........................      (23,874)       (14,471)
                                                                                  -----------    -----------
Deferred tax liabilities .......................................................  $  (133,247)   $   (60,067)
                                                                                  ===========    ===========

         Income before income taxes and extraordinary items consisted of the following:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                  -----------------------------------------
                                                                                     1999           1998           1997
                                                                                  -----------    -----------    -----------
Domestic .......................................................................  $    20,250    $   106,552    $   265,122
International ..................................................................      105,236        124,367        114,491
                                                                                  -----------    -----------    -----------
Total ..........................................................................  $   125,486    $   230,919    $   379,613
                                                                                  ===========    ===========    ===========

         The income tax provision consisted of the following:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                  -----------------------------------------
                                                                                      1999           1998           1997
                                                                                  -----------    -----------    -----------
Current - domestic .............................................................  $    (4,894)   $    49,506    $    50,153
Current - international ........................................................       13,970         20,509         16,757
Deferred - domestic ............................................................       18,448        (10,331)        50,780
Deferred - international .......................................................        2,660          9,203         (1,959)
                                                                                  -----------    -----------    -----------
Total ..........................................................................  $    30,184    $    68,887    $   115,731
                                                                                  ===========    ===========    ===========

         A reconciliation of Federal statutory and effective income tax rates is shown below:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                  -----------------------------------------
                                                                                      1999           1998           1997
                                                                                  -----------    -----------    -----------
Statutory rate .................................................................         35.0%          35.0%          35.0%
Effect of:
  International tax rates which are different than the U.S. rate ...............        (12.3)          (7.2)          (6.2)
  Other ........................................................................          1.4            2.0            1.7
                                                                                  -----------    -----------    -----------
Total ..........................................................................         24.1%          29.8%          30.5%
                                                                                  ===========    ===========    ===========

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         We had available at December 31, 1996, unused investment tax credits of $669,000, which were used to offset 1997 U.S. taxes payable. In addition, we had net operating loss carryforwards ("NOL's") for tax purposes of approximately $94,253,000 at December 31, 1996, which were fully utilized in 1997.

         During 1999, we generated NOL's of $148,000,000 and $85,000,000 for U.S. Regular and Alternative Minimum Tax (AMT) purposes, respectively. We can carry these losses back two years and forward 20 years. We also have NOL's of $25,000,000 and $5,600,000 in Mexico and Qatar, respectively, which begin to expire in 2001. We believe that it is more likely than not that the deferred tax assets attributable to the NOL's will be realized. Therefore, there is no valuation allowance offsetting these assets.

         If a corporation undergoes an "ownership change" within the meaning of
Section 382 of the Internal Revenue Code, the corporation's rights to use its then existing NOL's (and certain other tax attributes) is limited during each future year to a percentage of the fair market value of such corporation's stock immediately prior to the ownership change (the "Section 382 limitation"). In general, there is an "ownership change" under Section 382 if over a three-year period certain shareholders increase their percentage ownership of a corporation by more than 50 percent. To the extent the amount of the NOL's existing at the time of the ownership change that are used in any subsequent year is less than the annual Section 382 limitation, the otherwise available Section 382 limitation is correspondingly increased for future years. As of December 31, 1999, Noble Drilling does not believe it has undergone an "ownership change" for purposes of these rules.

         Applicable U.S. income and foreign withholding taxes have not been provided on undistributed earnings of our international subsidiaries. Management does not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income taxes would not be material. At December 31, 1999, the estimated deferred tax liability associated with the undistributed earnings of our international subsidiaries is approximately $40,000,000.

NOTE 12 -- EMPLOYEE BENEFIT PLANS

         We have a noncontributory defined benefit plan which covers substantially all salaried employees and a noncontributory defined benefit pension plan which covers certain field employees. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees' compensation near retirement. Our funding policy is consistent with funding requirements of applicable laws and regulations. The assets of these plans consist of corporate equity securities, municipal and government bonds, and cash equivalents. We make cash contributions to the domestic plans when required. As of September 30, 1999, the domestic plan assets included $2,476,000 of Noble Drilling common stock valued at fair value at that date.

         Each of Noble Drilling (U.K.) Limited, Noble Enterprises Limited and Noble Drilling (Nederland) B.V., indirect, wholly owned subsidiaries of Noble Drilling, maintains pension plans which cover all of their salaried, nonunion employees. Benefits are based on credited service and the average of the highest three years of qualified salary within the past ten years of participation.


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Pension cost includes the following components:

                                                                    YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------------------------------
                                              1999                             1998                           1997
                                  -----------------------------   -----------------------------   -----------------------------
                                  INTERNATIONAL      DOMESTIC     INTERNATIONAL      DOMESTIC     INTERNATIONAL      DOMESTIC
                                  -------------   -------------   -------------   -------------   -------------   -------------
Service cost ...................  $       3,754   $       2,452   $       2,793   $       1,965   $       2,498   $       1,520
Interest cost ..................          1,459           2,384           1,233           2,334           1,030           2,094
Return on plan assets ..........         (1,373)         (3,281)         (1,587)         (3,429)         (1,264)         (2,436)
Amortization of prior service
  cost .........................           --               162            --                65            --               (10)
Amortization of transition
  obligation (asset) ...........            327            (141)            151            (456)             93            (456)
Recognized net actuarial
  loss .........................              1              88             105            --                 6             183
                                  -------------   -------------   -------------   -------------   -------------   -------------
Net pension expense ............  $       4,168   $       1,664   $       2,695   $         479   $       2,363   $         895
                                  =============   =============   =============   =============   =============   =============

         The funded status of the plans is as follows:

                                                                     AS OF DECEMBER 31,
                                                -------------------------------------------------------------
                                                             1999                           1998
                                                -----------------------------   -----------------------------
                                                INTERNATIONAL      DOMESTIC     INTERNATIONAL     DOMESTIC
                                                -------------   -------------   -------------   -------------
Funded status ................................  $      (2,598)  $         (17)  $      (7,062)  $        (222)
Unrecognized net (loss) gain .................         (1,248)         (2,663)          4,798           2,821
Unrecognized prior service cost ..............           --             1,580            --             1,914
Unrecognized transition obligation (asset) ...          1,983            --             2,256            (142)
                                                -------------   -------------   -------------   -------------
Net amount recognized ........................  $      (1,863)  $      (1,100)  $          (8)  $       4,371
                                                =============   =============   =============   =============


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Amounts recognized in the Consolidated Balance Sheets consist of:

                                                                                     AS OF DECEMBER 31,
                                                               -------------------------------------------------------------
                                                                             1999                           1998
                                                               -----------------------------   -----------------------------
                                                               INTERNATIONAL      DOMESTIC     INTERNATIONAL     DOMESTIC
                                                               -------------   -------------   -------------   -------------
Prepaid benefit cost ........................................  $        --     $        --     $         353   $       4,353
Accrued benefit liability ...................................         (2,038)         (2,377)         (3,039)         (2,846)
Intangible asset ............................................            175           1,115           1,279           2,001
Accumulated other comprehensive income ......................           --               162           1,399             863
                                                               -------------   -------------   -------------   -------------
Net amount recognized .......................................  $      (1,863)  $      (1,100)  $          (8)  $       4,371
                                                               =============   =============   =============   =============

         A reconciliation of the changes in projected benefit obligations is as follows:

                                                                                     AS OF DECEMBER 31,
                                                               -------------------------------------------------------------
                                                                             1999                           1998
                                                               -----------------------------   -----------------------------
                                                               INTERNATIONAL      DOMESTIC     INTERNATIONAL     DOMESTIC
                                                               -------------   -------------   -------------   -------------
Benefit obligation at beginning of year .....................  $      28,424   $      37,514   $      18,729   $      31,010
Service cost ................................................          3,754           2,452           2,793           1,965
Interest cost ...............................................          1,459           2,384           1,233           2,334
Actuarial (losses) gains ....................................         (4,873)           (146)          5,571           2,652
Benefits paid ...............................................         (1,093)         (8,184)           (398)         (1,625)
Contributions ...............................................            670            --               496            --
Other .......................................................           --              --              --             1,178
                                                               -------------   -------------   -------------   -------------
Benefit obligation at end of year ...........................  $      28,341   $      34,020   $      28,424   $      37,514
                                                               =============   =============   =============   =============

         A reconciliation of the changes in fair value of plan assets is as follows:

                                                                                     AS OF DECEMBER 31,
                                                               -------------------------------------------------------------
                                                                             1999                           1998
                                                               -----------------------------   -----------------------------
                                                               INTERNATIONAL      DOMESTIC     INTERNATIONAL     DOMESTIC
                                                               -------------   -------------   -------------   -------------
Fair value of plan assets at beginning of year ..............  $      21,362   $      37,292   $      17,956   $      38,382
Actual return on plan assets ................................          2,692           4,895             (20)            109
Employer contribution .......................................          2,254            --             3,451             426
Plan participants' contribution .............................            670            --               496            --
Benefits and expenses paid ..................................         (1,235)         (8,184)           (521)         (1,625)
                                                               -------------   -------------   -------------   -------------
Fair value of plan assets at end of year ....................  $      25,743   $      34,003   $      21,362   $      37,292
                                                               =============   =============   =============   =============

         The projected benefit obligations for the international and domestic plans were determined using an assumed discount rate of 6.0 percent and 7.25 percent, respectively, in 1999, 5.25 percent and 6.50 percent, respectively, in 1998 and 6.75 percent and 7.25 percent, respectively, in 1997. Assumed long-term rate of return on international plan assets was 6.75 percent, 6.0 percent and
7.5 percent for 1999, 1998 and 1997, respectively. Assumed long-term rate of return on domestic plan assets was 9.0 percent in each of the years presented. The projected benefit obligations for the international plan assume a compensation increase of 3.75 percent, 3.0 percent and 4.5 percent for 1999, 1998 and 1997, respectively, and 6.0 percent per annum for the domestic plan in each of the years ended December 31, 1999, 1998 and 1997.

         As part of a restructuring, we implemented an early retirement incentive program effective December 1, 1999. The charge related to this program was calculated based on Statement of Financial Accounting Standards No. 88 ("SFAS 88"). The total net charge under SFAS 88 was $4,004,000, which includes settlement, curtailment and special termination benefit recognition. (See
Note 1.)

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         We presently sponsor a 401(k) savings plan, medical and other plans for the benefit of our employees. The cost of maintaining these plans aggregated $12,251,000, $12,200,000 and $12,556,000 in 1999, 1998 and 1997, respectively.

         We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.

NOTE 13 -- COMMITMENTS, CONTINGENCIES AND OBLIGATIONS

         We are a defendant in certain claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

         At December 31, 1999, we had certain noncancellable, long-term operating leases, principally for office space and facilities, with various expiration dates. Future minimum rentals under these leases aggregate $1,379,000 for 2000, $1,525,000 for 2001, $1,452,000 for 2002, $1,425,000 for 2003 and
$12,182,000 thereafter. Rental expense for all operating leases was $2,671,000, $2,729,000 and $5,583,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 14 -- UNAUDITED INTERIM FINANCIAL DATA

         Unaudited interim financial information for the years ended December 31, 1999 and 1998 is as follows:

                                                                   QUARTER ENDED
                                           -----------------------------------------------------------
1999                                         MARCH 31         JUNE 30       SEPT. 30       DEC. 31
                                           -------------   -------------  -------------  -------------
Operating revenues ......................  $     180,120   $     175,471  $     176,825  $     173,487
Operating income (1) ....................  $      38,931   $      41,987  $      41,200  $      27,843
Income before extraordinary charge ......  $      26,339   $      27,285  $      25,170  $      16,508
Extraordinary charge, net of tax (2) ....  $     (10,833)           --             --             --
Net income ..............................  $      15,506   $      27,285  $      25,170  $      16,508
Net income per share: (2)
  Basic .................................  $        0.12   $        0.21  $        0.19  $        0.12
  Diluted ...............................  $        0.12   $        0.21  $        0.19  $        0.12

                                                                   QUARTER ENDED
                                           -----------------------------------------------------------
1998                                         MARCH 31         JUNE 30       SEPT. 30       DEC. 31
                                           -------------   -------------  -------------  -------------
Operating revenues ......................  $     189,036   $     216,228  $     195,049  $     187,928
Operating income ........................  $      66,315   $      70,305  $      48,401  $      44,750
Net income ..............................  $      46,229   $      50,404  $      32,616  $      32,783
Net income per share:
  Basic .................................  $        0.35   $        0.38  $        0.25  $        0.25
  Diluted ...............................  $        0.35   $        0.38  $        0.25  $        0.25

(1) Included in the quarter ended December 31, 1999 is a non-recurring restructuring charge of $7,479,000, or $4,861,000 net of tax, related to early retirement packages accepted by a number of employees and the relocation of our Gulf Coast Marine division office in Lafayette, Louisiana to our centralized Houston office.

(2) Included in the quarter ended March 31, 1999 is an extraordinary charge of $10,833,000 ($0.08 per basic and diluted share), related to the purchase and retirement of $125,000,000 principal amount of the 9 1/8% Notes.


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

         We provide diversified services for the oil and gas industry. Our reportable segments consist of the primary services we provide. These services include offshore contract drilling, turnkey drilling and labor contract services. Although each of these services is generally influenced by the same economic factors, they each represent a distinct service to the oil and gas industry. Offshore contract drilling services is then separated into international and domestic contract drilling segments since there are certain economic and political risks associated with each of these geographic markets and our management makes decisions based on these markets accordingly.

         Our international contract drilling segment conducts contract drilling services in the North Sea, Africa, Brazil, Venezuela, the Middle East, India and Mexico, whereas domestic contract drilling is conducted in the U.S. Gulf of Mexico. Our turnkey drilling operations consist of the coordination of all equipment, materials, services and management to drill a well to a specified depth for a fixed price. We conduct our turnkey drilling operations primarily in the U.S. Gulf of Mexico. Under our labor contracts, we provide the personnel necessary to manage and perform drilling operations from drilling platforms owned by the operator. We conduct our labor contract drilling services in the U.K. North Sea and off the east coast of Canada.

         The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1). All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and earnings. Summarized financial information of our reportable segments for the years ended December 31, 1999, 1998 and 1997 is shown in the following table in thousands. The "Other" column includes results of insignificant operations and corporate related items.


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    INTERNATIONAL   DOMESTIC
                                      CONTRACT      CONTRACT        LABOR      TURNKEY
                                      DRILLING      DRILLING       CONTRACT    DRILLING
                                      SERVICES      SERVICES       SERVICES    SERVICES        OTHER         TOTAL
                                     -----------   -----------   -----------  -----------   -----------   -----------
1999:
Revenues from external customers ..  $   436,579   $   151,286   $    39,720  $    79,223   $      (905)  $   705,903
Intersegment revenues .............         --           1,522          --           --            --           1,522
Depreciation and amortization .....       57,700        28,054         1,723           54         1,450        88,981
Interest expense ..................       17,991        15,297           102         --            (240)       33,150
Equity in loss of
    unconsolidated subsidiaries ...         --            (690)         --           --            --            (690)
Segment profit (loss) .............       90,424        13,449         4,190         (772)      (12,016)       95,275
Total assets ......................    1,118,058     1,123,336        27,368        8,639       154,923     2,432,324
Capital expenditures ..............       63,487       356,459           245         --           1,488       421,679

1998:
Revenues from external customers ..  $   483,086   $   122,027   $    70,242  $   113,171   $      (285)  $   788,241
Intersegment revenues .............         --           1,683          --            391          --           2,074
Depreciation and amortization .....       53,905        13,144         1,843          171         2,628        71,691
Interest expense ..................       11,205         2,805            61         --          (8,890)        5,181
Equity in loss of
    unconsolidated subsidiaries ...       (2,752)         --            --           --            --          (2,752)
Segment profit (loss) .............      144,460        33,184         8,767      (11,676)      (12,595)      162,140
Total assets ......................    1,152,515       923,461        35,453        7,848        59,355     2,178,632
Capital expenditures ..............       87,171       444,349            28         --           9,023       540,571

1997:
Revenues from external customers ..  $   349,256   $   123,497   $    55,902  $   184,540   $      --     $   713,195
Intersegment revenues .............       10,826        13,253          --           --            --          24,079
Depreciation and amortization .....       57,835         9,763         1,194          927         4,326        74,045
Interest expense ..................       10,273         3,333           358           32        (1,102)       12,894
Equity in earnings of
    unconsolidated subsidiaries ...           78          --            --           --            --              78
Gain on sale of mat rigs ..........        2,177       109,177          --           --          86,322       197,676
Segment profit (1) ................       88,949       109,849         7,463        1,108        56,788       264,157
Total assets ......................      947,086       420,598        33,531       39,170        65,426     1,505,811
Capital expenditures ..............       97,064       286,031         4,435          443         3,092       391,065

(1) Segment profit for 1997 includes the effect of a gain on the sale of mat-supported rigs. The gain, net of taxes, is included in International Contract Drilling Services profit, Domestic Contract Drilling Services profit and Other profit for $2,177,000, $70,965,000 and $55,347,000, respectively.


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table is a reconciliation of reportable segment profit or loss to consolidated totals:

                                                                           1999            1998           1997
                                                                        -----------    -----------     -----------
PROFIT OR LOSS
Total profit for reportable segments.................................   $    95,275    $   162,140     $   264,157
Elimination of intersegment losses (profits).........................            27           (108)           (275)
Extraordinary charge, net of tax.....................................       (10,833)            --          (6,685)
                                                                        -----------    -----------     -----------
Total consolidated net income........................................   $    84,469    $   162,032     $   257,197
                                                                        ===========    ===========     ===========

         The following tables present revenues and identifiable assets by country based on the location of the service provided:

                                  REVENUES                        IDENTIFIABLE ASSETS
                      ----------------------------------  ----------------------------------
                            YEAR ENDED DECEMBER 31,                  DECEMBER 31,
                      ----------------------------------  ----------------------------------
                         1999        1998        1997        1999        1998        1997
                      ----------  ----------  ----------  ----------  ----------  ----------
United States ......  $  229,604  $  206,838  $  254,213  $1,155,771  $  953,935  $  519,079
Brazil .............      89,991      29,261      33,312     418,865     325,176     146,613
Canada .............      15,976      15,381       8,153       9,092      10,476      12,489
Denmark ............      57,122      33,196      23,513      88,488      70,823      81,543
India ..............      21,916      22,150      14,413     102,024      96,716      85,037
Mexico .............      27,467      96,967      44,373      47,560     100,041      78,849
Nigeria ............      40,592      99,526      82,067     107,342     133,600     103,217
Norway .............      29,723      31,389        --        56,534      52,973        --
Qatar ..............      44,559      61,870      34,951     109,904     117,295      80,780
The Netherlands ....      81,445      45,608      57,179     100,778     158,966     198,298
United Kingdom .....      43,637     108,964      71,120      62,201      75,998      70,613
Venezuela ..........      23,871      34,778      77,427      51,365      50,865      93,337
Zaire ..............        --         2,313      12,474          18         112      22,542
Other (1) ..........        --          --          --       122,382      31,656      13,414
                      ----------  ----------  ----------  ----------  ----------  ----------
            Total ..  $  705,903  $  788,241  $  713,195  $2,432,324  $2,178,632  $1,505,811
                      ==========  ==========  ==========  ==========  ==========  ==========

(1) Other assets includes $86,678,000 of cash and cash equivalents at December 31, 1999.


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our proxy statement for the annual meeting of stockholders to be held on April 27, 2000 (the "2000 Proxy Statement"), set forth certain information with respect to the directors of Noble Drilling and with respect to reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference.

         Certain information with respect to the executive officers of Noble Drilling is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" appearing in the 2000 Proxy Statement sets forth certain information with respect to the compensation of our management, and, except for the report of the compensation committee of the board of directors of Noble Drilling on executive compensation and the information therein under "Performance Graph," is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing in the 2000 Proxy Statement set forth certain information with respect to the ownership of voting securities and equity securities of Noble Drilling, and are incorporated herein by reference.

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

         (2)  Financial Statement Schedules:

              All schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

         (3)  Exhibits:

              The information required by this Item 14(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K and is incorporated herein by reference.

         (4) Financial Statements required by Form 11-K for the fiscal year ended December 31, 1999, with respect to the Noble Drilling Corporation 401(k) Savings Plan (formerly Noble Drilling Corporation Thrift Plan) (to be filed by amendment).

(b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           NOBLE DRILLING CORPORATION

Date: March 20, 2000
                           By:  /s/   JAMES C. DAY
                              --------------------------------------------------
                              James C. Day, Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following individuals on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                               CAPACITY IN WHICH SIGNED         DATE
----------------------------------------    -------------------------------------  --------------
     /s/   JAMES C. DAY                     Chairman and Chief Executive Officer
----------------------------------------    and Director
James C. Day                                (Principal Executive Officer)          March 20, 2000


     /s/   ROBERT D. CAMPBELL               President and Director                 March 20, 2000
----------------------------------------
Robert D. Campbell

     /s/   MARK L. MEY                      Principal Financial Officer            March 20, 2000
----------------------------------------
Mark L. Mey

     /s/   STEVEN A. MANZ                   Principal Accounting Officer           March 20, 2000
----------------------------------------
Steven A. Manz

     /s/   MICHAEL A. CAWLEY                Director                               March 20, 2000
----------------------------------------
Michael A. Cawley

     /s/   LAWRENCE J. CHAZEN               Director                               March 20, 2000
----------------------------------------
Lawrence J. Chazen

     /s/   TOMMY C. CRAIGHEAD               Director                               March 20, 2000
----------------------------------------
Tommy C. Craighead

     /s/   WILLIAM J. DORE                  Director                               March 20, 2000
----------------------------------------
William J. Dore

     /s/   JAMES L. FISHEL                  Director                               March 20, 2000
----------------------------------------
James L. Fishel

     /s/   MARC E. LELAND                   Director                               March 20, 2000
----------------------------------------
Marc E. Leland

     /s/   JACK E. LITTLE                   Director                               March 20, 2000
----------------------------------------
Jack E. Little

     /s/   WILLIAM A. SEARS                 Director                               March 20, 2000
----------------------------------------
William A. Sears

                                INDEX TO EXHIBITS


EXHIBIT NUMBER                               EXHIBIT
----------------    -----------------------------------------------------------
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

 2.4 Asset Purchase Agreement dated as of February 19, 1997 between the Registrant, Noble Drilling (U.S.) Inc., Noble
                    Offshore Corporation, Noble Drilling (Mexico) Inc. and NN-1
                    Limited and Pride Petroleum Services, Inc. (filed as Exhibit
                    2.10 in the Registrant's Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

 2.5                Agreement dated April 10, 1997 by and between Noble Drilling
                    Corporation, Noble Drilling U.S.) Inc., Noble Offshore
                    Corporation, Noble Drilling (Mexico) Inc. and NN-1 Limited
                    Partnership, and Pride Petroleum Services, Inc. (filed as
                    Exhibit 2.2 to the Registrant's Form 8-K dated May 21, 1997
                    (date of event: May 7, 1997) and incorporated herein by reference).

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

 3.7 Composite copy of the Bylaws of the Registrant as currently in effect (filed as Exhibit 3.7 to the Registrant's Annual
                    Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

 4.1                Indenture dated as of March 1, 1999, between Noble Drilling
                    Corporation and Chase Bank of Texas, National Association, as trustee (filed as Exhibit 4.1 to the Registrant's Form
                    8-K dated March 22, 1999 (date of event: March 1, 1999) and incorporated herein by reference).

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

 4.7 Note Purchase Agreement dated as of September 24, 1998, by and among Noble Drilling (Paul Romano) Inc. and each of the note purchasers thereunder. Each note purchaser has entered into a separate Note Purchase Agreement, which agreements are substantially identical in all material respects, except for the principal amount of notes to be purchased. A schedule identifying each of the note purchasers that entered into a Note Purchase Agreement with Noble Drilling
                    (Paul Romano) Inc. and the principal amount of notes to be purchased by each such note purchaser is included as Schedule A to the Note Purchase Agreement (filed as Exhibit
                    4.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

 4.8                Trust Indenture and Security Agreement dated as of November
                    24, 1998, between Noble Drilling (Paul Romano) Inc. and
                    Chase Bank of Texas, National Association, as Trustee (filed as Exhibit 4.18 to the Registrant's Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).


 4.9 First Naval Mortgage covering the Noble Paul Romano dated as of November 24, 1998, made by Noble Drilling (Paul Romano)
                    Inc. in favor of Chase Bank of Texas, National Association, as Indenture Trustee (filed as Exhibit 4.19 to the
                    Registrant's Registration Statement on Form S-3 (No.
                    333-72059) and incorporated herein by reference).

 4.10 Note Purchase Agreement dated as of July 1, 1998, by and among Noble Drilling (Paul Wolff) Ltd., Chase Bank of Texas,
                    National Association, as Trustee, and each of the note purchasers thereunder. Each note purchaser has entered into a separate Note Purchase Agreement, which agreements are substantially identical in all material respects, except for the principal amount of notes purchased. A schedule identifying each of the note purchasers that entered into a Note Purchase Agreement with Noble Drilling (Paul Wolff)
                    Ltd. and the principal amount of notes purchased by each such note purchaser is included in Annex I to the Note
                    Purchase Agreement (filed as Exhibit 4.4 to the Registrant's
                    Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

 4.11 Indenture of First Naval Mortgage, dated as of July 1, 1998, made by Noble Drilling (Paul Wolff) Ltd. in favor of Chase
                    Bank of Texas, National Association, as Trustee (filed as
                    Exhibit 4.5 to the Registrant's Quarterly Report on Form
                    10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

 4.12               Parent Guaranty, dated as of July 1, 1998, by Noble Drilling
                    Corporation in favor of Chase Bank of Texas, National
                    Association, as Trustee (filed as Exhibit 4.6 to the
                    Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

 4.13               Second Amendment, dated September 10, 1998, to Credit
                    Agreement, dated as of August 14, 1997, among Noble Drilling
                    Corporation, the lending institutions listed from time to time on Annex I thereto, Credit Lyonnais, New York Branch, as Documentation Agent, and Christiana Bank Og Kreditkasse
                    ASA, New York Branch, as Administrative Agent (filed as
                    Exhibit 4.7 to the Registrant's Quarterly Report on Form
                    10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

 4.14 Note Purchase Agreement dated as of December 21, 1998, by and among Noble Drilling (Jim Thompson) Inc., Chase Bank of
                    Texas, National Association, as Trustee, and each of the note purchasers hereunder. Each note purchaser has entered into a separate Note Purchase Agreement, which agreements are substantially identical in all material respects, except for the principal amount of notes purchased. A schedule identifying each of the note purchasers that entered into a Note Purchase Agreement with Noble Drilling (Jim Thompson)
                    Inc. and the principal amount of notes purchased by each such note purchaser is included as Annex I to the Note
                    Purchase Agreement (filed as Exhibit 4.24 to the
                    Registrant's Registration Statement on Form S-3 (No.
                    333-72059) and incorporated herein by reference).

 4.15               Indenture of First Naval Mortgage, dated as of December 21,
                    1998, made by Noble Drilling (Jim Thompson) Inc. in favor of
                    Chase Bank of Texas, National Association, as Trustee (filed as Exhibit 4.25 to the Registrant's Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

 4.16               Parent Guaranty, dated as of December 21, 1998, by Noble
                    Drilling Corporation in favor of Chase Bank of Texas,
                    National Association, as Trustee (filed as Exhibit 4.26 to the Registrant's Registration Statement on Form S-3 (No.
                    333-72059) and incorporated herein by reference).

 4.17               Third Amendment, dated February 25, 1999, to Credit
                    Agreement, dated as of August 14, 1997, among Noble Drilling
                    Corporation, the lending institutions listed from time to time on Annex I thereto, Credit Lyonnais, New York Branch, as Documentation Agent, and Christiana Bank Og Kreditkasse
                    ASA, New York Branch, as Administrative Agent (filed as
                    Exhibit 4.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).


 4.18 Fourth Consent, dated January 14, 2000, to Credit Agreement, dated as of August 14, 1997, among Noble Drilling
                    Corporation, the lending institutions listed from time to time on Annex I thereto, and Christiana Bank Og Kreditkasse
                    ASA, New York Branch, as Administrative Agent.

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

10.11*              Noble Drilling Corporation Short-Term Incentive Plan
                    (revised April 1999) (filed as Exhibit 10 to the
                    Registrant's Quarterly Report on Form 10-Q for the three-month period ended March 31, 1999 and incorporated herein by reference).

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

 10.18* Employment Agreement, dated as of October 22, 1998, by and between Noble Drilling Corporation and James C. Day (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form
                    10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

 10.19* Employment Agreement dated as of October 22, 1998, by and between the Company and Julie J. Robertson (filed as Exhibit
                    10.3 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

 10.20* Employment Agreement dated as of January 1, 1999 by and between Noble Drilling Corporation and Robert D. Campbell
                    (filed as Exhibit 10.22 to the Registrant's Annual Report on
                    Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

 10.21*             Amendment to the Noble Drilling Corporation 1991 Stock
                    Option and Restricted Stock Plan, dated October 28, 1999.

 12.1               Statement re Computation of Ratio of Earnings to Fixed
                    Charges.

 21.1               Subsidiaries of the Registrant.

 23.1               Consent of PricewaterhouseCoopers LLP.

 27.1               Financial Data Schedule.

----------------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.