Form 10-Q
period 2000-03-31
NOBLE DRILLING CORP
filed 2000-05-12
CIK 777201

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Number of shares of Common Stock outstanding as of May 9, 2000: 133,585,567


================================================================================

                                                                       FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share amount)
                                   (Unaudited)

                                                                                  MARCH 31,            DECEMBER 31,
                                                                                    2000                   1999
                                                                                 -----------           ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents............................................          $    57,863           $    132,827
  Restricted cash......................................................                3,761                  4,010
  Accounts receivable (net allowance of $414 and $414).................              130,932                117,273
  Costs of uncompleted contracts in excess of billings.................               12,370                  5,886
  Inventories..........................................................                4,249                  4,298
  Prepaid expenses.....................................................               15,725                 15,979
  Income tax receivable................................................               32,449                     --
  Other current assets.................................................               12,481                 10,352
                                                                                 -----------           ------------
Total current assets...................................................              269,830                290,625
                                                                                 -----------           ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities....................................            2,475,964              2,417,179
  Other................................................................               28,955                 28,249
                                                                                 -----------           ------------
                                                                                   2,504,919              2,445,428
  Accumulated depreciation.............................................             (420,051)              (395,659)
                                                                                 -----------           ------------
                                                                                   2,084,868              2,049,769
                                                                                 -----------           ------------

INVESTMENT IN AND ADVANCES TO JOINT VENTURES...........................               54,142                 29,314
OTHER ASSETS...........................................................               91,258                 62,616
                                                                                 -----------           ------------
                                                                                 $ 2,500,098           $  2,432,324
                                                                                 ===========           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current installments of long-term debt...............................          $    59,009           $     59,460
  Accounts payable.....................................................               58,343                 56,586
  Accrued payroll and related costs....................................               30,249                 34,116
  Taxes payable........................................................               43,451                 47,452
  Interest payable.....................................................                4,964                 10,180
  Other current liabilities............................................               22,741                 25,542
                                                                                 -----------           ------------
Total current liabilities..............................................              218,757                233,336

LONG-TERM DEBT.........................................................              715,967                730,893
DEFERRED INCOME TAXES..................................................              113,584                 70,660
OTHER LIABILITIES......................................................               10,042                  2,340
MINORITY INTEREST......................................................               (3,070)                (2,947)
                                                                                 -----------           ------------
                                                                                   1,055,280              1,034,282
SHAREHOLDERS' EQUITY
  Common stock-par value $0.10.........................................               13,606                 13,472
  Capital in excess of par value.......................................              980,372                960,803
  Retained earnings....................................................              527,996                502,493
  Treasury stock, at cost..............................................              (65,030)               (65,072)
  Restricted stock (unearned compensation).............................               (6,455)                (6,778)
  Accumulated other comprehensive loss.................................               (5,671)                (6,876)
                                                                                 -----------           ------------
                                                                                   1,444,818              1,398,042
                                                                                 -----------           ------------
COMMITMENTS AND CONTINGENCIES..........................................                   --                     --
                                                                                 -----------           ------------
                                                                                 $ 2,500,098           $  2,432,324
                                                                                 ===========           ============

   See accompanying notes to the condensed consolidated financial statements.

                                                                       FORM 10-Q


                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                           2000               1999
                                                         ---------          ---------
OPERATING REVENUES
  Contract drilling services .........................   $ 163,078          $ 148,916
  Labor contract drilling services ...................       7,963             10,990
  Turnkey drilling services ..........................      13,039             18,196
  Engineering and consulting services ................          --                344
  Other revenue ......................................         739              1,674
                                                         ---------          ---------
                                                           184,819            180,120
                                                         ---------          ---------
OPERATING COSTS AND EXPENSES
  Contract drilling services .........................      83,193             84,036
  Labor contract drilling services ...................       5,726              9,905
  Turnkey drilling services ..........................      16,006             21,065
  Engineering and consulting services ................          --                298
  Other expense ......................................         405                740
  Depreciation and amortization ......................      26,364             19,093
  Selling, general and administrative ................       6,377              6,632
  Minority interest ..................................        (123)              (580)
                                                         ---------          ---------
                                                           137,948            141,189
                                                         ---------          ---------

OPERATING INCOME .....................................      46,871             38,931

OTHER INCOME (EXPENSE)
  Interest expense ...................................     (13,499)            (4,716)
  Interest income ....................................       2,273              2,650
  Other, net .........................................        (224)              (283)
                                                         ---------          ---------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY CHARGE ...............................      35,421             36,582

INCOME TAX PROVISION .................................      (9,918)           (10,243)
                                                         ---------          ---------

INCOME BEFORE EXTRAORDINARY CHARGE ...................      25,503             26,339
EXTRAORDINARY CHARGE, NET OF TAX .....................          --            (10,833)
                                                         ---------          ---------

NET INCOME ...........................................   $  25,503          $  15,506
                                                         =========          =========

EARNINGS PER SHARE-BASIC:
  Income before extraordinary charge .................   $    0.19          $    0.20
  Extraordinary charge ...............................          --              (0.08)
                                                         ---------          ---------
  Net income per common share ........................   $    0.19          $    0.12
                                                         =========          =========

EARNINGS PER SHARE-DILUTED:
  Income before extraordinary charge .................   $    0.19          $    0.20
  Extraordinary charge ...............................          --              (0.08)
                                                         ---------          ---------
  Net income per common share ........................   $    0.19          $    0.12
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

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)



                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                      2000              1999
                                                                   -----------        ---------
NET INCOME..................................................       $    25,503        $  15,506
                                                                   -----------        ---------

OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX:
    Foreign currency translation adjustments................               (55)            (347)
    Unrealized holding gains arising during period..........             1,260               --
                                                                   -----------        ---------
    Other comprehensive gain (loss).........................             1,205             (347)
                                                                   -----------        ---------

COMPREHENSIVE INCOME........................................       $    26,708        $  15,159
                                                                   ===========        =========


   See accompanying notes to the condensed consolidated financial statements.

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                       2000               1999
                                                                     ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .....................................................   $  25,503          $  15,506
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .............................      26,364             19,093
       Deferred income tax provision .............................      42,924                 78
       Extraordinary charge, net of tax ..........................          --             10,833
       Equity in net income of unconsolidated joint ventures .....         190                155
       Compensation expense from stock-based plans ...............         386                232
       Other .....................................................         (64)              (307)
       Changes in current assets and liabilities:
          Accounts receivable ....................................     (13,659)             3,316
          Income tax receivable ..................................     (32,449)                --
          Other assets ...........................................      (5,775)            16,888
          Accounts payable .......................................        (913)            16,952
          Other liabilities ......................................     (16,398)           (12,338)
                                                                     ---------          ---------
          Net cash provided by operating activities ..............      26,109             70,408
                                                                     ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment .............................     (60,703)          (131,336)
  Proceeds from sale of property and equipment ...................          --                  6
  Investment in and advances to joint ventures ...................     (25,000)                --
  Investment in marketable debt securities .......................     (19,253)                --
                                                                     ---------          ---------
          Net cash used by investing activities ..................    (104,956)          (131,330)
                                                                     ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt .......................          --            396,731
  Net payments on revolving credit facility ......................          --           (100,000)
  Payment of long-term debt ......................................     (15,379)          (154,088)
  Proceeds from issuance of common stock, net ....................      19,013                 68
  Decrease in restricted cash ....................................         249              1,837
                                                                     ---------          ---------
          Net cash provided by financing activities ..............       3,883            144,548
                                                                     ---------          ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .................     (74,964)            83,626

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................     132,827            211,012
                                                                     ---------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD .........................   $  57,863          $ 294,638
                                                                     =========          =========


See accompanying notes to the condensed consolidated financial statements.

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING

         The accompanying condensed consolidated financial statements of Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company", "we", "our" and words of similar import), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions among Noble Drilling and its consolidated subsidiaries have been eliminated. The interim condensed consolidated financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

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

         Certain reclassifications have been made in prior year condensed consolidated financial statements to conform to the classifications used in the 2000 condensed consolidated financial statements. These reclassifications have no impact on net income.

NOTE 2 - EARNINGS PER SHARE

         The following table reconciles the basic and diluted earnings per share computations for income before extraordinary charge for the three month periods ended March 31, 2000 and 1999 (in thousands, except per share amounts):


                                                   INCOME BEFORE
                                                   EXTRAORDINARY     BASIC     BASIC     DILUTED      DILUTED
                                                       CHARGE        SHARES     EPS      SHARES         EPS
                                                   -------------    --------  -------   ---------    ---------
    MARCH 31, 2000...............................  $      25,503     132,414  $  0.19     134,622    $    0.19
    MARCH 31, 1999...............................  $      26,339     131,152  $  0.20     131,866    $    0.20

         Included in diluted shares are common stock equivalents relating to outstanding stock options of 2,208,000 shares and 714,000 shares for the three-month periods ended March 31, 2000 and 1999, respectively.

NOTE 3 - MARKETABLE SECURITIES

         Our investments in marketable securities are classified as available for sale and stated at fair market value under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, any unrealized gains and losses, net of taxes, are included in "Accumulated other comprehensive loss" in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2000, the fair market value of available for sale debt securities totaled $19,253,000, with no gross unrealized gains or losses. As of March 31, 2000, the fair market value of available for sale equity securities totaled $6,477,000, with gross unrealized losses of $4,426,000. Available for sale marketable securities are included in "Other assets" in the accompanying Condensed Consolidated Balance Sheets.

                                                                       FORM 10-Q


NOTE 4 - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         On January 19, 2000, our joint venture partners and we formed Noble Rochford Drilling Ltd. ("Noble Rochford"), which purchased the Noble Julie Robertson (formerly Ocean Scotian), a Baker Marine Europe Class design jackup. We acquired a 50 percent equity interest in Noble Rochford for an initial equity investment in the joint venture of $10,000,000. Additionally, we agreed to make additional equity investments of up to $2,000,000, if needed, to help fund planned upgrades. At the time of closing, we also agreed to lend up to $24,000,000 pursuant to a credit agreement (the "Noble Rochford Credit Agreement") with Noble Rochford to fund the acquisition and upgrade of the Noble Julie Robertson. As of May 2, 2000, we had funded $15,000,000 to Noble Rochford under the Noble Rochford Credit Agreement. Additional proceeds necessary to fund the upgrade will be loaned by us to the joint venture under the terms of the Noble Rochford Credit Agreement or, if necessary, under a related shareholder loan agreement. We will manage the upgrade, marketing and operation of the Noble Julie Robertson. We account for this investment using the equity method.

NOTE 5 - CREDIT FACILITIES

         We have an unsecured revolving credit facility totaling $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $40,000,000, through August 14, 2002. As of March 31, 2000, we had no outstanding borrowings under the Credit Agreement and $4,627,000 had been used to support outstanding letters of credit. As of March 31, 2000, $195,373,000 remained available under the Credit Agreement. Additionally, at March 31, 2000, we had supported $2,997,000 of outstanding letters of credit through a combination of unsecured letter of credit facilities and surety bonds.

NOTE 6 - INCOME TAX RECEIVABLE

         During the quarter ended March 31, 2000, we filed a refund claim of $32,449,000 related to U.S. income taxes paid in 1997 and 1998. The claim resulted from net operating losses generated in 1999. In April 2000, we received full payment of this refund.

NOTE 7 - SEGMENT AND RELATED INFORMATION

         In 1998, we adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), which changes the way we report information about our operating segments.

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

         Our international contract drilling segment conducts contract drilling services in the North Sea, Africa, Brazil, Venezuela, Mexico, the Middle East and India, whereas domestic contract drilling is conducted in the U.S. Gulf of Mexico. Our turnkey drilling operations consist of the coordination of all equipment, materials, services and management to drill a well to a specified depth for a fixed price. We conduct our turnkey drilling operations primarily in the U.S. Gulf of Mexico. Under our labor contracts, we provide the personnel necessary to manage and perform drilling operations from drilling platforms owned by the operator. We conduct our labor contract drilling services in the U.K. North Sea and off the east coast of Canada.

                                                                       FORM 10-Q

         All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and earnings. Summarized financial information of our reportable segments for the three months ended March 31, 2000 and 1999 is shown in the following table (in thousands). The "Other" column includes results of other insignificant operations and corporate related items.

                                        INTERNATIONAL    DOMESTIC        LABOR
THREE MONTHS ENDED:                       CONTRACT       CONTRACT       CONTRACT      TURNKEY
-------------------                       DRILLING       DRILLING       DRILLING     DRILLING
MARCH 31, 2000:                           SERVICES       SERVICES       SERVICES     SERVICES        OTHER          TOTAL
-------------------                     -------------   -----------    ----------   -----------    ----------    -----------
Revenues from external customers ....   $      84,886   $    78,432    $    8,463   $    13,039    $       (1)   $   184,819
Intersegment revenues ...............              --           102            --            --            --            102
Segment profit (loss) ...............          10,109        18,995         2,006        (2,085)       (3,522)        25,503
Total assets (1) ....................       1,159,748     1,159,261        36,072        14,062       130,955      2,500,098

MARCH 31, 1999:
-------------------
Revenues from external customers ....   $     127,190   $    22,284    $   12,512   $    18,196    $      (62)   $   180,120
Intersegment revenues ...............              --         1,305            --            --            --          1,305
Segment profit (loss) ...............          32,809        (1,849)          957        (2,839)       (2,744)        26,334
Total assets (1) ....................       1,212,493       835,008        28,080        16,557       319,327      2,411,465

------------------

(1) "Total assets - Other" at March 31, 2000 and 1999 include cash and cash equivalents of $34,082,000 and $277,790,000, respectively.


       The following table is a reconciliation of reportable segment profit or loss to our consolidated totals for the three months ended March 31, 2000 and 1999 (in thousands).

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                     -------------------
                                                       2000       1999
                                                     --------   --------
Total profit for reportable segments.............    $ 25,503   $ 26,334
Elimination of intersegment losses...............          --          5
Extraordinary charge, net of tax.................          --    (10,833)
                                                     --------   --------
  Total consolidated net income..................    $ 25,503   $ 15,506
                                                     ========   ========


NOTE 8 - SUBSEQUENT EVENT

         On April 19, 2000, we received notification from Amerada Hess Corporation that it was exercising its option to reduce the term of its drilling contract dated August 1999 for the Noble Max Smith from 30 months to 15 months. The option was included in the contract in order to allow Amerada Hess to be on the same terms as another operator with which we might subsequently enter into a drilling contract for the Noble Max Smith. In January 2000, we finalized a drilling contract with Union Pacific Resources Group for use of the Noble Max Smith for 15 months out of a five-year period. As a result, Amerada Hess and Union Pacific have contracted to utilize the unit for a minimum number of days over the five-year period ending in January 2005 as follows: 360 days in 2000, 180 in 2001, 0 in 2002, 180 in 2003 and 180 in 2004.

                                                                       FORM 10-Q


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-Q including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy, plans and objectives of our management for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot be certain that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, volatility in crude oil and natural gas prices, potential deterioration in the demand for our drilling services and resulting declining dayrates, the cancellation by our customers of drilling contracts or letter agreements or letters of intent for drilling contracts or their exercise of early termination provisions generally found in our drilling contracts, risks associated with our turnkey drilling operations, intense competition in the drilling industry, political and economic conditions in international markets where we operate, adverse weather (such as hurricanes) and seas, operational risks (such as blowouts, fires and loss of production), limitations on our insurance coverage, and requirements of and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation).

         As used herein, unless otherwise required by the context, the term "Noble Drilling" refers to Noble Drilling Corporation and the term "Company", "we", "our", and words of similar import refer to Noble Drilling and its consolidated subsidiaries. The use herein of such terms as group, organization, we, us, our and its, or references to specific entities, is not intended to be a precise description of corporate relationships.

THE COMPANY

         We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 48 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of nine semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. Our fleet of 33 jackup rigs includes 20 premium units that operate in water depths of 300 feet and greater, four of which operate in water depths of 360 feet and greater. In addition, our fleet includes three submersible drilling units. Eleven of our drilling units are capable of operating in harsh environments. Over 60 percent of the fleet is currently deployed in international markets, principally including the North Sea, Africa, Brazil, Venezuela, the Middle East, India and Mexico. We also provide labor contract drilling services, turnkey drilling services and engineering and production management services.

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

         Despite a decline in oil prices as a result of recent OPEC production increases, oil and natural gas prices generally remain strong. The U.S. Gulf of Mexico jackup market continues to strengthen in the form of improved utilization, particularly for the higher-end equipment, and higher dayrates, although current drilling activity in many international markets remains weak. The strengthening demand for jackups in the U.S. Gulf of Mexico could be adversely impacted by jackups mobilized back to the U.S. Gulf of Mexico from weaker international markets. Oil companies continue to work through the effects of industry consolidation, which inhibited capital spending on exploration and development in 1999 and the first part of 2000. Although we are witnessing signs of increased capital spending by our customers, further consolidation among our customer base could dampen near-term drilling activity levels. We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

                                                                       FORM 10-Q


         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications, and to redeploy assets in important geological areas.

RECENT DEVELOPMENT

         On April 19, 2000, we received notification from Amerada Hess Corporation that it was exercising its option to reduce the term of its drilling contract dated August 1999 for the Noble Max Smith from 30 months to 15 months. The option was included in the contract in order to allow Amerada Hess to be on the same terms as another operator with which we might subsequently enter into a drilling contract for the Noble Max Smith. In January 2000, we finalized a drilling contract with Union Pacific Resources Group for use of the Noble Max Smith for 15 months out of a five-year period. As a result, Amerada Hess and Union Pacific have contracted to utilize the unit for a minimum number of days over the five-year period ending in January 2005 as follows: 360 days in 2000, 180 in 2001, 0 in 2002, 180 in 2003 and 180 in 2004.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     GENERAL

         Net income for the first quarter of 2000 (the "Current Quarter"), was $25,503,000, or $0.19 per diluted share, on operating revenues of $184,819,000, compared to net income, excluding the effects of non-recurring items, for the first quarter of 1999 (the "Comparable Quarter") of $26,339,000, or $0.20 per diluted share, on operating revenues of $180,120,000. Results from the Comparable Quarter included an extraordinary charge of $10,833,000, net of taxes of $5,833,000, related to our purchase and retirement of $125,000,000 principal amount of our 9 1/8% Senior Notes due 2006 (the "9 1/8% Notes"). We financed the purchase and retirement of the 9 1/8% Notes with a portion of the net proceeds from the issuance on March 16, 1999 of $150,000,000 principal amount of our 6.95% Senior Notes due 2009 (the "2009 Notes") and $250,000,000 principal amount of our 7.50% Senior Notes due 2019 (the "2019 Notes" and, together with the 2009 Notes, the "Notes").

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for our rig fleet for the three months ended March 31, 2000 and 1999:

                                  AVERAGE RIG
                             UTILIZATION RATES (1)          OPERATING DAYS              AVERAGE DAYRATE
                           ------------------------    -------------------------    ------------------------
                              THREE MONTHS ENDED          THREE MONTHS ENDED          THREE MONTHS ENDED
                                   MARCH 31,                   MARCH 31,                   MARCH 31,
                           ------------------------    -------------------------    ------------------------
                              2000         1999            2000          1999           2000         1999
                           -----------  -----------    -----------   -----------    -----------  -----------
International.........         64%          89%            1,624        2,281       $    52,200  $    55,534
Domestic..............         84%          63%            1,240          662       $    63,149  $    33,601

----------------------

(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.

                                                                       FORM 10-Q


     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for the three months ended March 31, 2000 and 1999:

                                                      REVENUES             GROSS MARGIN
                                                 -------------------   -------------------
                                                 THREE MONTHS ENDED     THREE MONTHS ENDED
                                                       MARCH 31,             MARCH 31,
                                                 -------------------   -------------------
                                                   2000       1999       2000       1999
                                                 --------   --------   --------   --------
                                                                (In thousands)
Contract drilling services ...................   $ 84,773   $126,672   $ 32,280   $ 59,295
Labor contract drilling services .............      7,963     10,990      2,237      1,085
Turnkey drilling services ....................         --         83         --       (141)
Engineering and consulting services ..........         --        344         --         46
Other revenue ................................        613      1,573        279      1,081
                                                 --------   --------   --------   --------
         Total ...............................   $ 93,349   $139,662   $ 34,796   $ 61,366
                                                 ========   ========   ========   ========


         OPERATING REVENUES. International contract drilling revenues decreased $41,899,000 in the Current Quarter as compared to the Comparable Quarter primarily due to lower average rig utilization rates and operating days. The geographic locations affected most by decreased average rig utilization were the North Sea, Africa and Mexico. The decrease in utilization was partially offset by the operations of the Noble Paul Wolff, a Noble EVA-4000(TM) semisubmersible, which began operating in Brazil for Petroleo Brasiliero S.A. in May 1999 at a dayrate that is above our average dayrate. Labor contract drilling services revenues decreased $3,027,000 in the Current Quarter as compared to the Comparable Quarter due to fewer operating days on the North Sea labor contracts as a result of certain contract expirations which were not renewed coupled with reduced drilling and workover activities by our customers. There were no international turnkey well completions in either the Current Quarter or Comparable Quarter.

         GROSS MARGIN. International contract drilling services gross margin decreased $27,015,000 in the Current Quarter as compared to the Comparable Quarter primarily due to lower average rig utilization rates coupled with ongoing operating expenses incurred on rigs that were stacked during the Current Quarter. Labor contract drilling services gross margin increased $1,152,000 in the Current Quarter as compared to the Comparable Quarter primarily due to the expiration of certain North Sea labor contracts with lower gross margins than our average gross margin for labor contracts.

     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for our domestic operations for the three months ended March 31, 2000 and 1999:

                                                        REVENUES                    GROSS MARGIN
                                               ---------------------------    --------------------------
                                                   THREE MONTHS ENDED             THREE MONTHS ENDED
                                                         MARCH 31,                    MARCH 31,
                                               ---------------------------    --------------------------
                                                   2000           1999            2000          1999
                                               -----------     -----------    -----------    -----------
                                                                   (In thousands)
Contract drilling services.................    $    78,305     $    22,244    $    47,605    $     5,585
Turnkey drilling services..................         13,039          18,113         (2,967)        (2,728)
Other revenue..............................            126             101             55           (147)
                                               -----------     -----------    -----------    -----------
         Total.............................    $    91,470     $    40,458    $    44,693    $     2,710
                                               ===========     ===========    ===========    ===========


         OPERATING REVENUES. Domestic contract drilling services revenues increased $56,061,000 in the Current Quarter as compared to the Comparable Quarter due to a higher average rig utilization rate, operating days and average dayrate. The higher average dayrate was primarily attributable to the delivery of four semisubmersibles during 1999

                                                                       FORM 10-Q


which are currently operating at dayrates that are above our average dayrate. Domestic turnkey drilling services revenues decreased $5,074,000 in the Current Quarter as compared to the Comparable Quarter due to an additional well completion in the Comparable Quarter. There were four domestic turnkey well completions in the Current Quarter compared to five well completions in the Comparable Quarter.

         GROSS MARGIN. Domestic contract drilling services gross margin increased $42,020,000 in the Current Quarter as compared to the Comparable Quarter due to a higher average rig utilization rate, operating days and average dayrate. The negative results from domestic turnkey drilling services in the Current Quarter was primarily due to a loss on a well because of unexpected drilling difficulties. The negative gross margin for domestic turnkey drilling services in the Comparable Quarter was attributable to above market dayrates and lower utilization for certain drilling rigs which our turnkey subsidiary had under term contract from a third party.

     OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $7,271,000 in the Current Quarter as compared to the Comparable Quarter due primarily to the activation of four Noble EVA-4000(TM) semisubmersibles during 1999 and the Noble Homer Ferrington semisubmersible in March 2000. The Noble Paul Wolff, Noble Jim Thompson, Noble Amos Runner and Noble Max Smith were activated in May 1999, June 1999, August 1999 and December 1999, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased slightly during the Current Quarter as compared to the Comparable Quarter primarily due to savings in the Current Quarter attributable to a restructuring during the fourth quarter of 1999.

         INTEREST EXPENSE. Interest expense increased $8,783,000 in the Current Quarter as compared to the Comparable Quarter due to higher average debt balances resulting from the March 1999 issuance of the Notes. In addition, capitalized interest costs were lower in the Current Quarter than the Comparable Quarter due to the completion of the four Noble EVA-4000(TM) conversion projects during 1999 and the Noble Homer Ferrington upgrade during March 2000. Capitalized interest costs related to construction in progress on qualifying upgrade projects were $1,872,000 and $7,181,000 in the Current Quarter and Comparable Quarter, respectively.

         INTEREST INCOME. Interest income decreased $377,000 in the Current Quarter as compared to the Comparable Quarter due to lower average cash balances.

         INCOME TAX PROVISION. Income tax expense decreased $325,000 in the Current Quarter as compared to the Comparable Quarter due to lower pretax earnings.

         EXTRAORDINARY CHARGE, NET OF TAX. Results for the Comparable Quarter include an extraordinary charge of $10,833,000, net of taxes of $5,833,000, related to the purchase and retirement of our 9 1/8% Notes.

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW

         At March 31, 2000, we had cash and cash equivalents of $57,863,000 and approximately $195,373,000 of funds available under our line of credit. We had working capital of $51,073,000 and $57,289,000 at March 31, 2000 and December 31, 1999, respectively. Total debt as a percentage of total debt plus shareholders' equity was 35 percent at March 31, 2000 compared to 36 percent at December 31, 1999.

         Capital expenditures totaled $60,703,000 for the Current Quarter, of which $36,327,000 was used to complete the upgrade of equipment and water depth capability of the Noble Homer Ferrington. We expect capital expenditures for the remainder of 2000 to aggregate approximately $58,000,000. We also invested $25,000,000 in Noble Rochford Drilling Ltd. ("Noble Rochford") in the Current Quarter to fund our committed equity and debt contributions toward the acquisition and planned upgrade of the Noble Julie Robertson. We expect to loan an additional approximately $12,000,000 to Noble Rochford in 2000 to fund the upgrade of the unit. We have a 50 percent equity interest in Noble Rochford, a joint venture which was formed in January 2000 and purchased the Noble Julie Robertson. For additional

                                                                       FORM 10-Q


information, see Note 4 to our accompanying Condensed Consolidated Financial Statements. In addition, deferred repair and maintenance expenditures totaled $5,600,000 in the Current Quarter.

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

         CREDIT FACILITIES AND LONG-TERM DEBT

         As of March 31, 2000, our current installments of long-term debt balance was $59,009,000 as compared to $59,460,000 as of December 31, 1999. As of March 31, 2000, our long-term debt balance was $715,967,000 as compared to $730,893,000 as of December 31, 1999.

         As of March 31, 2000, we had no borrowings under our unsecured revolving credit facility totaling $200,000,000 (the "Credit Agreement") and $4,627,000 had been used to support outstanding letters of credit. As of March 31, 2000, we had the ability to borrow $195,373,000 under the Credit Agreement. Additionally, at March 31, 2000, we had supported $2,997,000 of outstanding letters of credit through a combination of unsecured letter of credit facilities and surety bonds.

         Required debt principal and interest payments for currently outstanding debt are estimated to be approximately $70,170,000 over the remainder of 2000. We expect to fund these obligations out of existing balances of cash and cash equivalents as well as cash expected to be provided by operations. We anticipate that our existing cash balances and our cash flows generated from operations will be sufficient to meet our required debt principal and interest payments and our expected discretionary capital expenditures, assuming no material decrease in demand for contract drilling and turnkey services.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and certain variable rate indebtedness. Interest on these obligations is at an agreed upon percentage point spread from LIBOR. At March 31, 2000, there were no outstanding borrowings under the Credit Agreement and $12,250,000 of variable rate obligations was outstanding. Based upon this balance, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis.

                                                                       FORM 10-Q

FOREIGN CURRENCY EXCHANGE RATE RISK

         We conduct business internationally; however, a substantial majority of our foreign transactions are denominated in U.S. dollars. With minor exceptions, we structure our drilling contracts in U.S. dollars to mitigate the exposure to fluctuations in foreign currencies. Other than our trade accounts receivable and trade accounts payable, which mostly offset each other, we do not currently have financial instruments that are sensitive to foreign currency rates.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 1999, we filed suit against Samedan Oil Corporation and Mariner Energy, Inc. on January 6, 2000 in the 55th Judicial District Court of Harris County, Texas to enforce our rights under letter agreements for use of the Noble Homer Ferrington. As was also previously disclosed, we have settled our dispute with Mariner and have entered into a drilling contract with Mariner for use of the rig. Our suit against Samedan is still pending and a trial date has been set by the court for May 7, 2001. We believe that the letter agreement with Samedan requires Samedan to sign a drilling contract for its portion of a five-year contract period and a related rig-sharing agreement with Mariner. Samedan has questioned the extent of its obligations under the letter agreement and expressed concerns about the rig's design criteria. We believe Samedan has a binding commitment for the use of the rig, and that the rig meets the originally agreed upon design criteria. Our inability to contract the unit during the times when the unit is not used by Mariner over the five-year contract period, whether in the spot market or pursuant to a long-term contract, at the dayrate specified in the letter agreement with Samedan would adversely affect our future revenues and operating income during the relevant time periods.

         There are no other material pending legal proceedings to which we are a party or of which our property is the subject. We are involved in certain routine litigation incidental to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of stockholders of Noble Drilling was held in Houston, Texas, at 10:00 a.m., local time, on April 27, 2000.

         (b) Proxies were solicited by the Board of Directors of Noble Drilling pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the proxy statement and all of such nominees were duly elected.

         (c) Out of a total of 132,602,991 shares of Noble Drilling common stock outstanding and entitled to vote at the annual meeting, 121,399,964 shares were present in person or by proxy, representing approximately 92 percent of the outstanding shares. The only matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the election of directors to serve three-year terms on the Board of Directors of Noble Drilling. The results of voting were as follows:

                                                                             Number of Shares
                      Nominee             Number of Shares                WITHHOLDING AUTHORITY
                  for Re-election      Voting FOR Re-election           to Vote for Re-election as
                     as Director            as Director                         Director
                  ------------------   ----------------------           --------------------------
                  Robert D. Campbell         102,950,901                         18,449,063
                  James C. Day               105,311,474                         16,088,490
                  Marc E. Leland             120,755,631                            644,333

         (d)      Inapplicable.

                                                                       FORM 10-Q

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

(b) One report on Form 8-K was filed during the quarter ended March 31, 2000.

         A report on Form 8-K dated January 10, 2000 was filed reporting that Noble Drilling Corporation and certain subsidiaries had filed a lawsuit against Samedan Oil Corporation and Mariner Energy, Inc. A copy of the Noble Drilling Corporation Press Release dated January 10, 2000 announcing the filing of the lawsuit was filed as an exhibit to such report on Form 8-K. See "Part II. Other Information - Item 1. Legal Proceedings" for additional information regarding this lawsuit.

                                                                       FORM 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            NOBLE DRILLING CORPORATION



         DATE:  May 12, 2000                  /s/ ROBERT D. CAMPBELL
                                            ----------------------------------
                                                  ROBERT D. CAMPBELL,
                                                  President


         DATE:  May 12, 2000                  /s/ MARK L. MEY
                                            ----------------------------------
                                                  MARK L. MEY,
                                                  Principal Financial Officer


         DATE:  May 12, 2000                  /s/ STEVEN A. MANZ
                                            ----------------------------------
                                                  STEVEN A. MANZ,
                                                  Principal Accounting Officer

                                                                       FORM 10-Q

                                INDEX TO EXHIBITS


         EXHIBIT
         NUMBER                           EXHIBIT
         -------                          -------
           27                             Financial Data Schedule.