Form 10-K/A
period 1999-12-31
NOBLE DRILLING CORP
filed 2000-06-28
CIK 777201

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

         (Mark One)                FORM 10-K/A
                                 AMENDMENT NO. 1


         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______


                         Commission file number: 0-13857


                           Noble Drilling Corporation
             (Exact name of registrant as specified in its charter)

               Delaware                                73-0374541
        (State of incorporation)         (I.R.S. employer identification number)


  13135 South Dairy Ashford, Suite 800
           Sugar Land, Texas                              77478
(Address of principal executive offices)                (Zip Code)

               Registrant's telephone number, including area code:
                                 (281) 276-6100


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                       Name of Each Exchange on
         Title of Each Class                                Which Registered
         -------------------                           -------------------------
Common Stock, $.10 par value per share                  New York Stock Exchange
   Preferred Stock Purchase Rights                      New York Stock Exchange

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

    Yes  [X]        No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of Common Stock held by nonaffiliates as of March 8, 2000: $5,082,657,041.

         Number of shares of Common Stock outstanding as of March 8, 2000:
         132,602,991.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

         (1) Proxy Statement for the 2000 annual meeting of stockholders -
             Part III


================================================================================

         This Amendment No. 1 to the Annual Report on Form 10-K of Noble Drilling Corporation for the year ended December 31, 1999 (the "1999 Form 10-K") is being filed for the following purposes:

               (1) To file a new Exhibit 10.11 to replace the Exhibit 10.11 incorporated by reference into the 1999 Form 10-K.

               (2) To file the financial statements required by Form 11-K for the fiscal year ended December 31, 1999 with respect to the Noble Drilling Corporation 401(k) Savings Plan as Exhibit 99.1.

               (3) To amend Item 14 of the 1999 Form 10-K to reflect the filing herewith of new Exhibit 99.1. Item 14 is restated as set forth on the following page.

               (4) To restate in its entirety the index to Exhibits to the 1999 Form 10-K as set forth following the signature page, in order to reflect the inclusion therein, and the filing herewith, of revised
         Exhibit 10.11 and new Exhibit 99.1.

               (5) To amend Item 10 of the 1999 Form 10-K to read in its entirety as follows:

               ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our proxy statement for the annual meeting of stockholders to be held on April 27, 2000 (the "2000 Proxy Statement"), set forth certain information with respect to the directors of Noble Drilling and with respect to reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its directors, officers, and beneficial owners of more than 10 percent of its Common Stock were complied with, except that Michael A. Cawley, a director of Noble Drilling Corporation, filed one Form 4 late with respect to one transaction.

               Certain information with respect to the executive officers of Noble Drilling is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) A list of the financial statements filed as part of this report is set forth in Item 8 on page 22 and is incorporated herein by reference.

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

         (4) Financial Statements required by Form 11-K for the fiscal year ended December 31, 1999, with respect to the Noble Drilling Corporation 401(k) Savings Plan (formerly Noble Drilling Corporation Thrift Plan) are filed as Exhibit 99.1 hereto.

(b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NOBLE DRILLING CORPORATION



Date:  June 28, 2000                      By:   /s/ Robert D. Campbell
                                                --------------------------------
                                                Robert D. Campbell, President

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER             DESCRIPTION
-------             -----------
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

EXHIBIT
 NUMBER             DESCRIPTION
-------             -----------
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

4.5                 Amendment No. 1 to Rights Agreement, dated September 3,
                    1997, between Noble Drilling Corporation and Liberty Bank and Trust Company of Oklahoma City, N.A. (filed as Exhibit
                    4.2 to the Registrant's Form 8-K/A (Amendment No. 1) dated
                    September 3, 1997 and incorporated herein by reference).

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

EXHIBIT
 NUMBER             DESCRIPTION
-------             -----------
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

4.15                Indenture of First Naval Mortgage, dated as of December 21,
                    1998, made by Noble Drilling (Jim Thompson) Inc. in favor of
                    Chase Bank of Texas, National Association, as Trustee (filed as Exhibit 4.25 to the Registrant's Registration Statement on Form S-3 dated (No. 333-72059) and incorporated herein by reference).

4.16                Parent Guaranty, dated as of December 21, 1998, by Noble
                    Drilling Corporation in favor of Chase Bank of Texas,
                    National Association, as Trustee, filed as Exhibit 4.26 to the Registrant's Registration Statement on Form S-3 (No.
                    333-72059) and incorporated herein by reference).

EXHIBIT
 NUMBER             DESCRIPTION
-------             -----------
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

4.18+ Fourth Consent, dated January 14, 2000, to Credit Agreement, dated as of August 14, 1997, among Noble Drilling
                    Corporation, the lending institutions listed from time to time on Annex I thereto, and Christiana Bank Og Kreditkasse
                    ASA, New York Branch, as Administrative Agent.

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

EXHIBIT
 NUMBER             DESCRIPTION
-------             -----------
10.10*              Noble Drilling Corporation Equity Compensation Plan for
                    Non-Employee Directors (filed as Exhibit 10.1 to the
                    Registrant's Quarterly Report on Form 10-Q for the
                    three-month period ended September 30, 1996 and incorporated herein by reference).

10.11* **           Noble Drilling Corporation Short-Term Incentive Plan
                    (revised April 2000).

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

10.21*+             Amendment to the Noble Drilling Corporation 1991 Stock
                    Option and Restricted Stock Plan, dated October 28, 1999.

 12.1+              Statement re Computation of Ratio of Earnings to Fixed
                    Charges.

 21.1+              Subsidiaries of the Registrant.

EXHIBIT
 NUMBER             DESCRIPTION
-------             -----------
 23.1+              Consent of PricewaterhouseCoopers LLP.

 27.1+              Financial Data Schedule.

 99.1** Financial Statements required by Form 11-K for the fiscal year ended December 31, 1999 with respect to the Noble
                    Drilling Corporation 401(k) Savings Plan (including consent of PricewaterhouseCoopers LLP regarding the incorporation by reference thereof).

----------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

**       Filed with this Amendment No. 1.

+ This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.