Form 10-Q
period 2000-06-30
NOBLE DRILLING CORP
filed 2000-08-14
CIK 777201

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from               to
                                         -------------    -------------

                         COMMISSION FILE NUMBER: 0-13857


                           NOBLE DRILLING CORPORATION
             (Exact name of registrant as specified in its charter)


        DELAWARE                                     73-0374541
(State of incorporation)               (I.R.S. employer identification number)


      13135 SOUTH DAIRY ASHFORD, SUITE 800                           77478
               SUGAR LAND, TEXAS                                   (Zip code)
    (Address of principal executive offices)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 276-6100


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Number of shares of Common Stock outstanding as of August 8, 2000: 133,391,467


===============================================================================

PART I.  FINANCIAL INFORMATION                                       FORM 10-Q
ITEM 1.  FINANCIAL STATEMENTS

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except par value amount)
                                   (Unaudited)

                                                                                         JUNE 30,            DECEMBER 31,
                                                                                          2000                  1999
                                                                                      ------------         --------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.....................................................      $    126,649         $    132,827
  Restricted cash...............................................................             3,883                4,010
  Accounts receivable (net allowance of $620 and $414)..........................           163,274              117,273
  Costs of uncompleted contracts in excess of billings..........................             2,050                5,886
  Inventories...................................................................             4,727                4,298
  Prepaid expenses..............................................................            16,648               15,979
  Other current assets..........................................................            13,472               10,352
                                                                                      ------------         ------------
Total current assets............................................................           330,703              290,625
                                                                                      ------------         ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities.............................................         2,491,818            2,417,179
  Other.........................................................................            28,466               28,249
                                                                                      ------------         ------------
                                                                                         2,520,284            2,445,428
  Accumulated depreciation......................................................          (447,198)            (395,659)
                                                                                      ------------         ------------
                                                                                         2,073,086            2,049,769
                                                                                      ------------         ------------

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES...................................            68,206               29,314
OTHER ASSETS....................................................................            88,543               62,616
                                                                                      ------------         ------------
                                                                                      $  2,560,538         $  2,432,324
                                                                                      ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt and current installments of long-term debt....................      $     61,226         $     59,460
  Accounts payable..............................................................            43,904               56,586
  Accrued payroll and related costs.............................................            35,710               34,116
  Taxes payable.................................................................            44,266               47,452
  Interest payable..............................................................            12,178               10,180
  Other current liabilities.....................................................            25,179               25,542
                                                                                      ------------         ------------
Total current liabilities.......................................................           222,463              233,336

LONG-TERM DEBT..................................................................           700,586              730,893
DEFERRED INCOME TAXES...........................................................           131,943               70,660
OTHER LIABILITIES...............................................................            10,845                2,340
MINORITY INTEREST...............................................................            (3,021)              (2,947)
                                                                                      ------------         ------------
                                                                                         1,062,816            1,034,282
                                                                                      ------------         ------------

SHAREHOLDERS' EQUITY
  Common stock-par value $0.10 .................................................            13,658               13,472
  Capital in excess of par value................................................           989,964              960,803
  Retained earnings.............................................................           571,377              502,493
  Treasury stock, at cost.......................................................           (65,079)             (65,072)
  Restricted stock (unearned compensation)......................................            (6,068)              (6,778)
  Accumulated other comprehensive loss..........................................            (6,130)              (6,876)
                                                                                      ------------         ------------
                                                                                         1,497,722            1,398,042
                                                                                      ------------         ------------
COMMITMENTS AND CONTINGENCIES...................................................                --                   --
                                                                                      ------------         ------------
                                                                                      $  2,560,538         $  2,432,324
                                                                                      ============         ============


   See accompanying notes to the condensed consolidated financial statements.

                                                                      FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                             THREE MONTHS ENDED JUNE 30,
                                                                                        -----------------------------------
                                                                                            2000                   1999
                                                                                        -------------        --------------
OPERATING REVENUES
   Contract drilling services.......................................................    $     190,416        $     142,093
   Labor contract drilling services.................................................            7,628                9,747
   Turnkey drilling services........................................................           30,343               21,879
   Engineering and consulting services..............................................            1,144                  383
   Other revenue....................................................................            1,193                1,369
                                                                                        -------------        -------------
                                                                                              230,724              175,471
                                                                                        -------------        -------------
OPERATING COSTS AND EXPENSES
   Contract drilling services.......................................................           95,930               77,307
   Labor contract drilling services.................................................            6,358                8,693
   Turnkey drilling services........................................................           23,778               22,194
   Engineering and consulting services..............................................            1,022                  357
   Other expense....................................................................              776                  506
   Depreciation and amortization....................................................           27,865               20,781
   Selling, general and administrative..............................................            5,594                3,900
   Minority interest................................................................               49                 (254)
                                                                                        -------------        -------------
                                                                                              161,372              133,484
                                                                                        -------------        -------------

OPERATING INCOME....................................................................           69,352               41,987

OTHER INCOME (EXPENSE)
   Interest expense.................................................................          (13,761)              (7,541)
   Interest income .................................................................            4,185                2,831
   Other, net.......................................................................              475                 (404)
                                                                                        -------------        -------------

INCOME BEFORE INCOME TAXES .........................................................           60,251               36,873
INCOME TAX PROVISION................................................................          (16,870)              (9,588)
                                                                                        -------------        -------------

NET INCOME..........................................................................    $      43,381        $      27,285
                                                                                        =============        =============

EARNINGS PER SHARE:
  Basic.............................................................................    $        0.32        $        0.21
  Diluted...........................................................................    $        0.32        $        0.21

   See accompanying notes to the condensed consolidated financial statements.

                                                                      FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                        ----------------------------------
                                                                                            2000                 1999
                                                                                        -------------        -------------
OPERATING REVENUES
   Contract drilling services.......................................................    $     353,494        $     291,009
   Labor contract drilling services.................................................           15,591               20,737
   Turnkey drilling services........................................................           43,382               40,075
   Engineering and consulting services..............................................            1,144                  727
   Other revenue....................................................................            1,932                3,043
                                                                                        -------------        -------------
                                                                                              415,543              355,591
                                                                                        -------------        -------------
OPERATING COSTS AND EXPENSES
   Contract drilling services.......................................................          179,123              161,343
   Labor contract drilling services.................................................           12,084               18,598
   Turnkey drilling services........................................................           39,784               43,259
   Engineering and consulting services..............................................            1,022                  655
   Other expense....................................................................            1,181                1,246
   Depreciation and amortization....................................................           54,229               39,874
   Selling, general and administrative..............................................           11,971               10,532
   Minority interest................................................................              (74)                (834)
                                                                                        -------------        -------------
                                                                                              299,320              274,673
                                                                                        -------------        -------------

OPERATING INCOME....................................................................          116,223               80,918

OTHER INCOME (EXPENSE)
   Interest expense.................................................................          (27,260)             (12,257)
   Interest income .................................................................            6,458                5,481
   Other, net.......................................................................              251                 (687)
                                                                                        -------------        -------------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE.................................           95,672               73,455
INCOME TAX PROVISION................................................................          (26,788)             (19,831)
                                                                                        -------------        -------------

INCOME BEFORE EXTRAORDINARY CHARGE..................................................           68,884               53,624
EXTRAORDINARY CHARGE, NET OF TAX....................................................               --              (10,833)
                                                                                        -------------        -------------

NET INCOME..........................................................................    $      68,884        $      42,791
                                                                                        =============        =============

EARNINGS PER SHARE-BASIC:
  Income before extraordinary charge................................................    $        0.52        $        0.41
  Extraordinary charge..............................................................               --                (0.08)
                                                                                        -------------        -------------
  Net income per common share.......................................................    $        0.52        $        0.33
                                                                                        =============        =============

EARNINGS PER SHARE-DILUTED:
  Income before extraordinary charge................................................    $        0.51         $       0.40
  Extraordinary charge..............................................................               --                (0.08)
                                                                                        -------------        -------------
  Net income per common share.......................................................    $        0.51        $        0.32
                                                                                        =============        =============


   See accompanying notes to the condensed consolidated financial statements.

                                                                      FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                                                            THREE MONTHS ENDED JUNE 30,
                                                                                        ----------------------------------
                                                                                             2000                 1999
                                                                                        -------------        -------------
NET INCOME..........................................................................    $      43,381        $      27,285
                                                                                        -------------        -------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Foreign currency translation adjustments..........................................              129                  239
  Unrealized holding losses arising during period...................................             (588)              (1,299)
                                                                                        -------------        -------------
  Other comprehensive loss..........................................................             (459)              (1,060)
                                                                                        -------------        -------------

COMPREHENSIVE INCOME................................................................    $      42,922        $      26,225
                                                                                        =============        =============



                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                        ----------------------------------
                                                                                             2000                 1999
                                                                                        -------------        -------------
NET INCOME..........................................................................    $      68,884        $      42,791
                                                                                        -------------        -------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
   Foreign currency translation adjustments.........................................               74                 (108)
   Unrealized holding gains (losses) arising during period..........................              672               (1,299)
                                                                                        -------------        -------------
   Other comprehensive income (loss)................................................              746               (1,407)
                                                                                        -------------        -------------
COMPREHENSIVE INCOME................................................................    $      69,630        $      41,384
                                                                                        =============        =============


   See accompanying notes to the condensed consolidated financial statements.

                                                                      FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                  -----------------------------------
                                                                                       2000                 1999
                                                                                  --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...................................................................   $       68,884       $       42,791
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.............................................           54,229               39,874
     Deferred income tax provision.............................................           61,283               16,760
     (Gain) loss on sales of property and equipment............................           (1,288)                  34
     Extraordinary charge, net of tax..........................................               --               10,833
     Equity in net income of unconsolidated joint ventures.....................              427                  308
     Compensation expense from stock-based plans...............................              773                   --
     Other.....................................................................              192                  364
     Changes in current assets and liabilities:
        Accounts receivable....................................................          (46,001)               8,804
        Other assets...........................................................            2,431               17,490
        Accounts payable.......................................................          (12,413)               9,067
        Other liabilities......................................................            1,506              (10,164)
                                                                                  --------------       --------------
        Net cash provided by operating activities..............................          130,023              136,161
                                                                                  --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment...........................................          (77,359)            (256,053)
  Proceeds from sale of property and equipment.................................            1,900                   53
  Investment in and notes receivable from affiliates...........................          (39,300)                  --
  Investment in marketable securities..........................................          (19,253)              (6,830)
                                                                                  --------------       --------------
        Net cash used by investing activities..................................         (134,012)            (262,830)
                                                                                  --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt .....................................              --              396,731
  Net payments on revolving credit facility....................................               --             (100,000)
  Payment of long-term debt....................................................          (30,307)            (177,807)
  Issuance of common stock.....................................................           27,991                  416
  Decrease in restricted cash...................................................             127                1,948
                                                                                  --------------       --------------
  Net cash (used) provided by financing activities.............................           (2,189)             121,288
                                                                                  --------------       --------------

DECREASE IN CASH AND CASH EQUIVALENTS..........................................           (6,178)              (5,381)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................................          132,827              211,012
                                                                                  --------------       --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD.......................................   $      126,649       $      205,631
                                                                                  ==============       ==============

   See accompanying notes to the condensed consolidated financial statements.

                                                                      FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF ACCOUNTING

         The accompanying condensed consolidated financial statements of Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company", "we", "our" and words of similar import), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions among Noble Drilling and its consolidated subsidiaries have been eliminated. The interim condensed consolidated financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Noble Drilling (Paul Romano) Inc. was formed on April 3, 1998 for the purpose of owning the Noble Paul Romano and financing its conversion to an EVA-4000(TM)semisubmersible. Noble Drilling (Paul Romano) Inc. is an indirect, wholly owned subsidiary of Noble Drilling and is operated in a fashion that is intended to ensure that its assets and liabilities are distinct and separate from those of the Company and its affiliates and that the creditors of Noble Drilling (Paul Romano) Inc. would be entitled to satisfy their claims from the assets of Noble Drilling (Paul Romano) Inc. prior to any distribution to the Company or its affiliates.

         Certain reclassifications have been made in prior year condensed consolidated financial statements to conform to the classifications used in the 2000 condensed consolidated financial statements. These reclassifications have no impact on net income.

NOTE 2 - EARNINGS PER SHARE

          The following table reconciles the basic and diluted earnings per share computations for income before extraordinary charge for the three and six month periods ended June 30, 2000 and 1999 (in thousands, except per share amounts):

                                INCOME BEFORE
                                EXTRAORDINARY       BASIC       BASIC        DILUTED      DILUTED
                                   CHARGE           SHARES       EPS         SHARES         EPS
                                -------------      -------     -------      --------     --------
   THREE MONTHS ENDED:
                JUNE 30, 2000   $   43,381         133,601     $  0.32      135,616      $  0.32
                JUNE 30, 1999   $   27,285         131,336     $  0.21      132,341      $  0.21
   SIX MONTHS ENDED:
                JUNE 30, 2000   $   68,884         133,026     $  0.52      135,134      $  0.51
                JUNE 30, 1999   $   53,624         131,248     $  0.41      132,106      $  0.40

         Included in diluted shares are common stock equivalents relating to outstanding stock options of 2,015,000 shares and 1,005,000 shares for the three month periods ended June 30, 2000 and 1999, respectively, and 2,108,000 shares and 858,000 shares for the six month periods ended June 30, 2000 and 1999, respectively.

NOTE 3 - MARKETABLE SECURITIES

         Our investments in marketable securities are classified as available for sale and stated at fair market value under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, any unrealized gains and losses, net of taxes, are included in "Accumulated other comprehensive loss" in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2000, the fair market value of available for sale debt securities totaled $19,253,000, with no gross unrealized gains or losses. As of June 30, 2000, the fair value of available for sale equity securities totaled $5,820,000, with gross unrealized losses of $5,014,000. Available for sale securities are included in "Other assets" in the accompanying Condensed Consolidated Balance Sheets.

                                                                      FORM 10-Q

NOTE 4 - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         On June 13, 2000, we formed Noble Crosco Drilling Ltd. ("Noble Crosco") with our joint venture partner. We acquired a 50 percent equity interest in Noble Crosco for an initial investment of $14,300,000 in cash. Our joint venture partner contributed the Panon, a Levingston 111-S design jackup, to Noble Crosco for its 50 percent equity interest. We also agreed to lend up to $5,200,000 pursuant to a credit agreement (the "Noble Crosco Credit Agreement") with Noble Crosco to finance part of the upgrade costs of the Panon. As of August 8, 2000, we had not made any fundings to Noble Crosco under the Noble Crosco Credit Agreement. Any funds required for the upgrade, maintenance and operation of the Panon in excess of those funds generated from operations of the joint venture and available under the Noble Crosco Credit Agreement will be loaned by us to the joint venture. We will manage the upgrade of the Panon from a slot to a cantilever configuration, as well as the marketing and operation of the unit. We account for this investment using the equity method.

         On January 19, 2000, we formed Noble Rochford Drilling Ltd. ("Noble Rochford") with our joint venture partners, which purchased the Noble Julie Robertson (formerly Ocean Scotian), a Baker Marine Europe Class design jackup. We acquired a 50 percent equity interest in Noble Rochford for an initial equity investment in the joint venture of $10,000,000. Additionally, we (together with our joint venture partners) agreed to make additional equity investments of up to $2,000,000, if needed, to help fund planned upgrades. At the time of closing, we also agreed to lend up to $24,000,000 pursuant to a credit agreement (the "Noble Rochford Credit Agreement") with Noble Rochford to fund the acquisition and upgrade of the Noble Julie Robertson. As of August 8, 2000, we had funded $15,000,000 to Noble Rochford under the Noble Rochford Credit Agreement. Additional proceeds necessary to fund the upgrade will be loaned by us to the joint venture under the terms of the Noble Rochford Credit Agreement or, if necessary, under a related shareholder loan agreement. We will manage the upgrade, marketing and operation of the Noble Julie Robertson. We account for this investment using the equity method.

NOTE 5 - CREDIT FACILITIES

         We have an unsecured revolving credit facility in the amount of $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $40,000,000, through August 14, 2002. As of June 30, 2000, we had no outstanding borrowings under the Credit Agreement and $4,952,000 had been used to support outstanding letters of credit. As of June 30, 2000, $195,048,000 remained available under the Credit Agreement. Additionally, at June 30, 2000, we had supported $2,997,000 of outstanding letters of credit through surety bonds.

NOTE 6 - SEGMENT AND RELATED INFORMATION

         We provide diversified services for the oil and gas industry. Our reportable segments consist of the primary services we provide. These services include offshore contract drilling and turnkey drilling services. Although both of these services are generally influenced by the same economic factors, each represents a distinct service to the oil and gas industry. Offshore contract drilling services is then separated into international and domestic contract drilling segments since there are certain economic and political risks associated with each of these geographic markets and our management makes decisions based on these markets accordingly.

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

         All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and earnings. Summarized financial information of our reportable segments for the three and six months ended June 30, 2000 and 1999 is shown in the following table (in thousands). The "Other" column includes results of labor contract drilling services, other insignificant operations, and corporate related items.

                                                                      FORM 10-Q

                                                            INTERNATIONAL   DOMESTIC
THREE MONTHS ENDED:                                           CONTRACT      CONTRACT      TURNKEY
------------------                                            DRILLING      DRILLING      DRILLING
JUNE 30, 2000:                                                SERVICES      SERVICES      SERVICES         OTHER         TOTAL
--------------                                              ------------- -----------    -----------    -----------   -----------
Revenues from external customers ........................   $    95,068   $    95,946    $    31,487    $     8,223   $   230,724
Intersegment revenues ...................................            --           191             --             --           191
Segment profit ..........................................         8,769        27,312          3,999          3,301        43,381
Total assets at June 30, 2000 (1) .......................     1,148,581     1,242,284          6,035        163,638     2,560,538

JUNE 30, 1999:
--------------
Revenues from external customers ........................   $   117,535   $    24,791    $    21,879    $    11,266   $   175,471
Intersegment revenues ...................................            --            --             --             --            --
Segment profit (loss) ...................................        27,886        (2,366)          (389)         2,131        27,262
Total assets at June 30, 1999 (1) .......................     1,207,356       955,661         12,646        270,491     2,446,154


                                                            INTERNATIONAL    DOMESTIC
SIX MONTHS ENDED:                                             CONTRACT       CONTRACT     TURNKEY
-----------------                                             DRILLING       DRILLING     DRILLING
JUNE 30, 2000:                                                SERVICES       SERVICES     SERVICES        OTHER          TOTAL
--------------                                              ------------- -----------    -----------   ------------   -----------
Revenues from external customers ........................   $   179,954     $ 174,378    $    44,526    $    16,685   $   415,543
Intersegment revenues ...................................            --           293             --             --           293
Segment profit (loss) ...................................        18,878        46,307          1,914          1,785        68,884

JUNE 30, 1999:
--------------
Revenues from external customers ........................   $   244,725     $  47,075    $    40,075    $    23,716   $   355,591
Intersegment revenues ...................................            --         1,305             --             --         1,305
Segment profit (loss) ...................................        60,695        (4,215)        (3,228)           344        53,596

----------

(1) Total assets - Other at June 30, 2000 and 1999 includes cash and cash equivalents of $98,501,000 and $190,325,000, respectively.

         The following table is a reconciliation of reportable segment profit or loss to our consolidated totals for the three and six months ended June 30, 2000 and 1999 (in thousands).

                                                                           THREE MONTHS ENDED JUNE 30,
                                                                         -------------------------------
                                                                            2000                 1999
                                                                         ----------            ---------
              Total profit for reportable segments...................    $   40,080            $  25,131
              Other profit...........................................         3,301                2,131
              Elimination of intersegment losses.....................            --                   23
                                                                         ----------            ---------
                       Total consolidated net income                     $   43,381            $  27,285
                                                                         ==========            =========

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------------
                                                                            2000                 1999
                                                                         ----------            ---------
              Total profit for reportable segments...................    $   67,099            $  53,252
              Other profit...........................................         1,785                  344
              Elimination of intersegment losses ....................            --                   28
              Extraordinary charge, net of tax.......................            --              (10,833)
                                                                         ----------            ---------
                       Total consolidated net income                     $   68,884            $  42,791
                                                                         ==========            =========

NOTE 7 - SUBSEQUENT EVENT

         On August 10, 2000, we settled our lawsuit against Samedan Oil Corporation for use of the Noble Homer Ferrington and have entered into a drilling contract with Samedan for use of the rig. Our contract with Samedan for the Noble Homer Ferrington, which is capable of drilling in 6,000 feet of water, is at variable dayrates for 660 days over a contract period of 1,625 days and

                                                                       FORM 10-Q

includes a stacking dayrate following the first 30 days of non-usage for each year of the contract. In addition, we received from Samedan an assignment of working interests (ranging from 0.8 to 3.2 percent depending on the lease) in seven of Samedan's deepwater exploration prospects, in which Samedan will pay our share of the drilling costs during the initial test well on each of the prospects, and a $2,000,000 cash payment.



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

         As used herein, unless otherwise required by the context, the term "Noble Drilling" refers to Noble Drilling Corporation and the terms "Company", "we", "our" and words of similar import refer to Noble Drilling and its consolidated subsidiaries. The use herein of such terms as group, organization, we, us, our and its, or references to specific entities, is not intended to be a precise description of corporate relationships.

THE COMPANY

         We are a leading provider of diversified services for the oil and gas industry. Contract drilling services are performed with our fleet of 49 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of nine semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. Our fleet of 34 jackup rigs includes 21 premium units that are capable of operating in water depths of 300 feet and greater, four of which operate in water depths of 360 feet and greater. In addition, our fleet includes three submersible drilling units. Eleven of our drilling units are capable of operating in harsh environments. Over 60 percent of the fleet is currently deployed in international markets, principally including the North Sea, Africa, Brazil, the Middle East and Mexico. We also provide labor contract drilling services, turnkey drilling services, and engineering and production management services.

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

         Despite recent OPEC production increases, oil and natural gas prices remain strong. The U.S. Gulf of Mexico jackup market continues to strengthen in the form of improved utilization, particularly for the higher-end equipment, and higher dayrates, and current drilling activity in many international markets is showing signs of improvement. The strengthening demand for jackups in the U.S. Gulf of Mexico could be adversely impacted by jackups mobilized back to the U.S. Gulf of Mexico from weaker international markets. Oil companies continue to work through the effects of industry consolidation, which inhibited capital spending on exploration and development in 1999 and the first half of 2000. Although we are witnessing signs of increased capital spending by our customers, further consolidation among our customer base could dampen near-term drilling activity levels. We cannot predict with certainty the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

                                                                      FORM 10-Q

         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications, and to redeploy assets into important geological areas.


RECENT DEVELOPMENT

         On August 10, 2000, we settled our lawsuit against Samedan Oil Corporation for use of the Noble Homer Ferrington and have entered into a drilling contract with Samedan for use of the rig. Our contract with Samedan for the Noble Homer Ferrington, which is capable of drilling in 6,000 feet of water, is at variable dayrates for 660 days over a contract period of 1,625 days and includes a stacking dayrate following the first 30 days of non-usage for each year of the contract. In addition, we received from Samedan an assignment of working interests (ranging from 0.8 to 3.2 percent depending on the lease) in seven of Samedan's deepwater exploration prospects, in which Samedan will pay our share of the drilling costs during the initial test well on each of the prospects, and a $2,000,000 cash payment.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     GENERAL

         Net income for the second quarter of 2000 (the "Current Quarter") was $43,381,000, or $0.32 per diluted share, on operating revenues of $230,724,000, compared to net income for the second quarter of 1999 (the "Comparable Quarter") of $27,285,000, or $0.21 per diluted share, on operating revenues of $175,471,000.

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for our rig fleet for the three months ended June 30, 2000 and 1999:

                                 AVERAGE RIG
                             UTILIZATION RATES (1)          OPERATING DAYS             AVERAGE DAYRATE
                           ------------------------    -------------------------    ---------------------
                              THREE MONTHS ENDED          THREE MONTHS ENDED          THREE MONTHS ENDED
                                   JUNE 30,                    JUNE 30,                    JUNE 30,
                           ------------------------    -------------------------    ---------------------
                              2000         1999            2000          1999           2000       1999
                           -----------  -----------    -----------   -----------    -----------  --------
International.........         87%          76%            2,163        1,984        $  43,786    $  59,201
Domestic..............         88%          66%            1,429          735        $  66,974    $  33,521

----------

(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.

     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for the three months ended June 30, 2000 and 1999:

                                                             REVENUES             GROSS MARGIN
                                                        -------------------   -------------------
                                                        THREE MONTHS ENDED     THREE MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                                      (In thousands)
Contract drilling services ..........................   $ 94,710   $117,455   $ 31,623   $ 57,070
Labor contract drilling services ....................      7,628      9,747      1,270      1,054
Engineering and consulting services .................         --        383         --         26
Other ...............................................        869      1,216        387        711
                                                        --------   --------   --------   --------
         Total ......................................   $103,207   $128,801   $ 33,280   $ 58,861
                                                        ========   ========   ========   ========

         OPERATING REVENUES. International contract drilling revenues decreased $22,745,000 in the Current Quarter as compared to the Comparable Quarter due primarily to lower average dayrates on certain contract renewals in the North Sea. This decrease was

                                                                       FORM 10-Q

partially offset by a higher average rig utilization rate in West Africa in the Current Quarter and operations of the Noble Paul Wolff, a Noble EVA-4000(TM) semisubmersible that began operating in Brazil for Petroleo Brasiliero S.A. ("Petrobras") in May 1999 at a dayrate that is above our average international dayrate. Labor contract drilling services revenues decreased $2,119,000 in the Current Quarter as compared to the Comparable Quarter due to fewer operating days on the North Sea labor contracts resulting from certain contract expirations, coupled with reduced drilling and workover activities by our customers.

         GROSS MARGIN. International contract drilling services gross margin decreased $25,447,000 in the Current Quarter as compared to the Comparable Quarter due primarily to lower average dayrates on certain contract renewals in the North Sea. Labor contract drilling services gross margin increased $216,000 in the Current Quarter as compared to the Comparable Quarter due primarily to the expiration of certain North Sea labor contracts with lower margins than our average gross margin for labor contracts.

     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for our domestic operations for the three months ended June 30, 2000 and 1999:

                                                               REVENUES             GROSS MARGIN
                                                         -------------------   -------------------
                                                         THREE MONTHS ENDED     THREE MONTHS ENDED
                                                               JUNE 30,               JUNE 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
                                                                        (In thousands)
Contract drilling services ...........................   $ 95,706   $ 24,638   $ 62,863   $  7,716
Turnkey drilling services ............................     30,343     21,879      6,565       (315)
Engineering and consulting services ..................      1,144         --        122         --
Other ................................................        324        153         30        152
                                                         --------   --------   --------   --------
         Total .......................................   $127,517   $ 46,670   $ 69,580   $  7,553
                                                         ========   ========   ========   ========

         OPERATING REVENUES. Domestic contract drilling services revenues increased $71,068,000 in the Current Quarter as compared to the Comparable Quarter due to increased operating days, higher average rig utilization rates and a higher average dayrate. The increased operating days and higher average dayrate were primarily attributable to the delivery of three domestic Noble EVA-4000(TM) semisubmersibles since June of 1999 and the Noble Homer Ferrington semisubmersible in March 2000, which are currently operating at dayrates that are above our average domestic dayrate. The Noble Jim Thompson, Noble Amos Runner and Noble Max Smith, Noble EVA-4000(TM) semisubmersibles, were activated in June 1999, August 1999 and December 1999, respectively. Domestic turnkey drilling services revenues increased $8,464,000 in the Current Quarter as compared to the Comparable Quarter due to the completion of a well in the Current Quarter with significantly higher revenue than the average turnkey well completion. There were six domestic turnkey well completions in the Current Quarter compared to seven well completions in the Comparable Quarter. Engineering and consulting services revenues in the Current Quarter were attributable to a project management engagement by our Triton Engineering Services Company ("Triton Engineering") subsidiary.

         GROSS MARGIN. Domestic contract drilling services gross margin increased $55,147,000 in the Current Quarter as compared to the Comparable Quarter due to increased operating days, higher average rig utilization rates and a higher average dayrate. Domestic turnkey drilling services gross margin increased $6,880,000 in the Current Quarter as compared to the Comparable Quarter due to the completion of a well in the Current Quarter with a significantly higher gross margin than the average turnkey well completion.

     OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $7,084,000 in the Current Quarter as compared to the Comparable Quarter due primarily to the activation of four Noble EVA-4000(TM) semisubmersibles during 1999 and the Noble Homer Ferrington semisubmersible in March 2000. The Noble Paul Wolff, Noble Jim Thompson, Noble Amos Runner and Noble Max Smith, Noble EVA-4000(TM) semisubmersibles, were activated in May 1999, June 1999, August 1999 and December 1999, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $1,694,000 in the Current Quarter as compared to the Comparable Quarter due primarily to additional employee costs.

         INTEREST EXPENSE. Interest expense increased $6,220,000 in the Current Quarter as compared to the Comparable Quarter due to there being no capitalized interest costs in the Current Quarter compared to capitalized interest costs of $7,260,000 on qualifying
                                       12

                                                                       FORM 10-Q

upgrade and conversion projects in the Comparable Quarter. There were no capitalized interest costs in the Current Quarter due to the completion of the four Noble EVA-4000(TM) conversion projects during 1999 and the Noble Homer Ferrington upgrade during March 2000.

         INTEREST INCOME. Interest income increased $1,354,000 in the Current Quarter as compared to the Comparable Quarter due primarily to interest earned on marketable debt securities purchased in early 2000 and interest earned on a loan to our Noble Rochford Drilling Ltd. ("Noble Rochford") joint venture through a credit agreement. For additional information on Noble Rochford, see
Note 4 to our accompanying Condensed Consolidated Financial Statements.

         INCOME TAX PROVISION. Income tax expense increased $7,282,000 in the Current Quarter as compared to the Comparable Quarter due to higher pretax earnings and a higher proportion of our earnings being U.S. sourced earnings that are taxed at higher effective rates than international earnings.

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     GENERAL

         Net income for the six months ended June 30, 2000 (the "Current Period") was $68,884,000, or $0.51 per diluted share, on operating revenues of $415,543,000, compared to net income, excluding extraordinary items, of $53,624,000, or $0.40 per diluted share, on operating revenues of $355,591,000 for the six months ended June 30, 1999 (the "Comparable Period"). Results of the Comparable Period included an extraordinary charge of $10,833,000, net of taxes of $5,833,000, related to our purchase and retirement of $125,000,000 principal amount of our 9 1/8% Senior Notes due 2006 (the "9 1/8% Notes") in March 1999. We financed the purchase and retirement of the 9 1/8% Notes with a portion of the net proceeds from the issuance on March 16, 1999 of $150,000,000 principal amount of our 6.95% Senior Notes due 2009 (the "2009 Notes") and $250,000,000 principal amount of our 7.5% Senior Notes due 2019 (the "2019 Notes" and, together with the 2009 Notes, the "Notes").

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for our rig fleet for the six months ended June 30, 2000 and 1999:

                                  AVERAGE RIG
                             UTILIZATION RATES (1)          OPERATING DAYS              AVERAGE DAYRATE
                             ---------------------         ------------------        ----------------------
                               SIX MONTHS ENDED            SIX MONTHS ENDED             SIX MONTHS ENDED
                                   JUNE 30,                    JUNE 30,                     JUNE 30,
                             ---------------------         ------------------        ----------------------
                                2000       1999              2000      1999             2000         1999
                             ---------  ----------         -------   --------        ----------   ---------
International.........         75%          83%            3,787        4,265        $  47,395    $  57,240
Domestic..............         86%          64%            2,669        1,397        $  65,197    $  33,559

----------

(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.

     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for the six months ended June 30, 2000 and 1999:

                                                              REVENUES           GROSS MARGIN
                                                       -------------------   -------------------
                                                         SIX MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
                                                                     (In thousands)
Contract drilling services .........................   $179,483   $244,127   $ 63,903   $116,365
Labor contract drilling services ...................     15,591     20,737      3,507      2,139
Engineering and consulting services ................         --        727         --         72
Other ..............................................      1,482      2,789        666      1,792
                                                       --------   --------   --------   --------
         Total .....................................   $196,556   $268,380   $ 68,076   $120,368
                                                       ========   ========   ========   ========

                                                                     FORM 10-Q

         OPERATING REVENUES. International contract drilling revenues decreased $64,644,000 in the Current Period as compared to the Comparable Period due primarily to lower average dayrates, rig utilization rates and operating days. The geographic locations affected most by decreased average dayrates and rig utilization were the North Sea, Africa and Mexico. This decrease was partially offset by the operations of the Noble Paul Wolff, a Noble EVA-4000(TM) semisubmersible that began operating in Brazil for Petrobras in May 1999 at a dayrate that is above our average international dayrate. Labor contract drilling services revenues decreased $5,146,000 in the Current Period as compared to the Comparable Period due to fewer operating days on the North Sea labor contracts resulting from certain contract expirations, coupled with reduced drilling and workover activities by our customers.

         GROSS MARGIN. International contract drilling services gross margin decreased $52,462,000 in the Current Period as compared to the Comparable Period due primarily to lower average dayrates and rig utilization rates coupled with ongoing operating expenses incurred on rigs that were stacked during the Current Period. Labor contract drilling services gross margin increased $1,368,000 in the Current Period as compared to the Comparable Period due primarily to the expiration of certain North Sea labor contracts with lower margins than our average gross margin for labor contracts.

     DOMESTIC OPERATIONS.

         The following table sets forth the operating revenues and gross margin for our domestic operations for the six months ended June 30, 2000 and 1999:

                                                           REVENUES            GROSS MARGIN
                                                     -------------------   -------------------
                                                       SIX MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                     -------------------   -------------------
                                                       2000       1999       2000       1999
                                                     --------   --------   --------   --------
                                                                   (In thousands)
Contract drilling services .......................   $174,011   $ 46,882   $110,468   $ 13,301
Turnkey drilling services ........................     43,382     40,075      3,598     (3,184)
Engineering and consulting services...............      1,144         --        122         --
Other ............................................        450        254         85          5
                                                     --------   --------   --------   --------
         Total ...................................   $218,987   $ 87,211   $114,273   $ 10,122
                                                     ========   ========   ========   ========

         OPERATING REVENUES. Domestic contract drilling services revenues increased $127,129,000 in the Current Period as compared to the Comparable Period due to increased operating days, higher average rig utilization rates and a higher average dayrate. The increased operating days and higher average dayrate were primarily attributable to the delivery of three domestic Noble EVA-4000(TM) semisubmersibles in 1999 and the Noble Homer Ferrington semisubmersible in March 2000, which are currently operating at dayrates that are above our average domestic dayrate. Although there were fewer turnkey wells completed, domestic turnkey drilling services revenues increased $3,307,000 in the Current Period as compared to the Comparable Period due to the completion of a well in the Current Period with significantly higher revenue than the average turnkey well completion. There were 10 domestic turnkey well completions in the Current Period compared to 12 well completions in the Comparable Period. Engineering and consulting services revenues in the Current Period were attributable to a project management engagement by our Triton Engineering subsidiary.

         GROSS MARGIN. Domestic contract drilling services gross margin increased $97,167,000 in the Current Period as compared to the Comparable Period due to increased operating days, higher average rig utilization rates and a higher average dayrate. Domestic turnkey drilling services gross margin increased $6,782,000 in the Current Period as compared to the Comparable Period due to the completion of a well in the Current Period with a significantly higher gross margin than the average turnkey well completion.

     OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $14,355,000 in the Current Period as compared to the Comparable Period due primarily to the activation of four Noble EVA-4000(TM) semisubmersibles during 1999 and the Noble Homer Ferrington semisubmersible in March 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $1,439,000 in the Current Period as compared to the Comparable Period due primarily to additional employee costs.

         INTEREST EXPENSE. Interest expense increased $15,003,000 in the Current Period as compared to the Comparable Period due primarily to lower capitalized interest costs in the Current Period than the Comparable Period due to the completion of the four Noble EVA-4000(TM) conversion projects during 1999 and the Noble Homer Ferrington upgrade during March 2000. Capitalized interest costs related to construction in progress on qualifying upgrade projects were $1,872,000 and $14,441,000 in the Current Period and

                                                                     FORM 10-Q

Comparable Period, respectively. In addition, the Current Period had a higher average debt balance than the Comparable Period due to the March 1999 issuance of the Notes.

         INTEREST INCOME. Interest income increased $977,000 in the Current Period as compared to the Comparable Period due primarily to interest earned on marketable debt securities purchased in early 2000 and interest earned on a loan to our Noble Rochford joint venture through a credit agreement. For additional information on Noble Rochford, see Note 4 to our accompanying Condensed Consolidated Financial Statements.

         INCOME TAX PROVISION. Income tax expense increased $6,957,000 in the Current Period as compared to the Comparable Period due primarily to higher pretax earnings and a higher proportion of our earnings being U.S. sourced earnings that are taxed at higher effective rates than international earnings.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

         At June 30, 2000, we had cash and cash equivalents of $126,649,000 and approximately $195,048,000 of funds available under our line of credit. We had working capital of $108,240,000 and $57,289,000 at June 30, 2000 and December 31, 1999, respectively. Total debt as a percentage of total debt plus shareholders' equity was 34 percent at June 30, 2000 compared to 36 percent at December 31, 1999.

         Capital expenditures totaled $16,656,000 and $77,359,000 for the Current Quarter and Current Period, respectively. We expect capital expenditures for the remainder of 2000 to aggregate approximately $42,300,000. We also invested $14,300,000 and $39,300,000 in certain joint ventures in the Current Quarter and Current Period, respectively. We invested $14,300,000 in Noble Crosco Drilling Ltd. ("Noble Crosco") in the Current Quarter to fund our committed equity contribution toward the planned upgrade of the Panon. We have a 50 percent equity interest in Noble Crosco, a joint venture which was formed in June 2000. We also invested $25,000,000 in Noble Rochford in the Current Period to fund our committed equity and debt contributions toward the acquisition and planned upgrade of the Noble Julie Robertson. We expect additional investments in Noble Rochford in 2000 to fund the upgrade of the unit to approximate $12,000,000. We have a 50 percent equity interest in Noble Rochford, a joint venture which was formed in January 2000 and owns the Noble Julie Robertson. For additional information, see Note 4 to our accompanying Condensed Consolidated Financial Statements. In addition, deferred repair and maintenance expenditures totaled $3,538,000 and $9,186,000 in the Current Quarter and Current Period, respectively.

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

     CREDIT FACILITIES AND LONG-TERM DEBT

         As of June 30, 2000, our short-term debt and current installments of long-term debt balance was $61,226,000 as compared to $59,460,000 as of December 31, 1999. As of June 30, 2000, our long-term debt balance was $700,586,000 as compared to $730,893,000 as of December 31, 1999.

         As of June 30, 2000, we had no borrowings under our unsecured revolving credit facility totaling $200,000,000 (the "Credit Agreement") and $4,952,000 had been used to support outstanding letters of credit. As of June 30, 2000, we had the ability to borrow $195,048,000 under the Credit Agreement. Additionally, at June 30, 2000, we had supported $2,997,000 of outstanding letters of credit through surety bonds.

         Required debt principal and interest payments for currently outstanding debt are estimated to be approximately $57,400,000 over the remainder of 2000. We expect to fund these obligations out of existing balances of cash and cash equivalents as well as cash expected to be provided by operations. We anticipate that our existing cash balances and our cash flows generated from operations will be sufficient to meet our required debt principal and interest payments and our expected discretionary capital expenditures, assuming no material decrease in demand for contract drilling and turnkey services.

                                                                      FORM 10-Q

ACCOUNTING PRONOUNCEMENT

         In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133, as amended by SFAS No.137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No.133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133, is effective for fiscal years beginning after June 15, 2000. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, we believe adoption will not have a material effect on our results of operations, cash flows or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and certain variable rate indebtedness. Interest on these obligations is at an agreed upon percentage point spread from LIBOR. At June 30, 2000, there were no outstanding borrowings under the Credit Agreement and $12,250,000 of variable rate obligations was outstanding. Based upon this balance, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously disclosed, we filed suit against Samedan Oil Corporation and Mariner Energy, Inc. on January 6, 2000 in the 55th Judicial District Court of Harris County, Texas to enforce our rights under letter agreements for use of the Noble Homer Ferrington. As was also previously disclosed, we have settled our dispute with Mariner and have entered into a drilling contract with Mariner for use of the rig. On August 10, 2000, we settled our lawsuit against Samedan for use of the Noble Homer Ferrington and have entered into a drilling contract with Samedan for use of the rig. See "Part I. Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Development."

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

          (b) No reports on Form 8-K were filed by us during the quarter ended June 30, 2000.

                                                                     FORM 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NOBLE DRILLING CORPORATION

         DATE:  August 14, 2000             /s/ ROBERT D. CAMPBELL
                                            ----------------------------------
                                            ROBERT D. CAMPBELL,
                                            President



         DATE:  August 14, 2000             /s/ MARK L. MEY
                                            ----------------------------------
                                            MARK L. MEY
                                            Principal Financial Officer



         DATE:  August 14, 2000             /s/ STEVEN A. MANZ
                                            ----------------------------------
                                            STEVEN A. MANZ
                                            Principal Accounting Officer

                                                                     FORM 10-Q

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
27                      Financial Data Schedule