Form 10-Q
period 2000-09-30
NOBLE DRILLING CORP
filed 2000-11-14
CIK 777201

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

                         COMMISSION FILE NUMBER: 0-13857


                           NOBLE DRILLING CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                                        73-0374541
               (State of                                     (I.R.S. employer
             incorporation)                               identification number)

  13135 SOUTH DAIRY ASHFORD, SUITE 800                            77478
           SUGAR LAND, TEXAS                                    (Zip code)
(Address of principal executive offices)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 276-6100


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding as of November 8, 2000: 134,288,928

================================================================================

                                                                       FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                2000           1999
                                                            ------------    ------------
                                                             (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..............................   $  198,694     $  132,827
  Restricted cash ........................................        3,889          4,010
  Accounts receivable (net allowance of $622 and $414) ...      163,513        117,273
  Costs of uncompleted contracts in excess of billings ...        8,680          5,886
  Inventories ............................................        4,574          4,298
  Prepaid expenses .......................................       14,491         15,979
  Other current assets ...................................       27,022         10,352
                                                             ----------     ----------
Total current assets .....................................      420,863        290,625
                                                             ----------     ----------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ......................    2,498,976      2,417,179
  Other ..................................................       30,994         28,249
                                                             ----------     ----------
                                                              2,529,970      2,445,428
  Accumulated depreciation ...............................     (475,083)      (395,659)
                                                             ----------     ----------
                                                              2,054,887      2,049,769
                                                             ----------     ----------

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES ............       66,279         29,314
OTHER ASSETS .............................................       77,576         62,616
                                                             ----------     ----------
                                                             $2,619,605     $2,432,324
                                                             ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term debt and current maturities of long-term debt   $   60,631     $   59,460
  Accounts payable .......................................       60,697         56,586
  Accrued payroll and related costs ......................       37,053         34,116
  Taxes payable ..........................................       42,873         47,452
  Interest payable .......................................        5,845         10,180
  Other current liabilities ..............................       22,776         25,542
                                                             ----------     ----------
Total current liabilities ................................      229,875        233,336

LONG-TERM DEBT ...........................................      686,995        730,893
DEFERRED INCOME TAXES ....................................      132,597         70,660
OTHER LIABILITIES ........................................       19,678          2,340
MINORITY INTEREST ........................................       (3,493)        (2,947)
COMMITMENTS AND CONTINGENCIES ............................           --             --
                                                             ----------     ----------
                                                              1,065,652      1,034,282
                                                             ----------     ----------
SHAREHOLDERS' EQUITY
  Common stock - par value $0.10 per share ...............       13,736         13,472
  Capital in excess of par value .........................    1,017,028        960,803
  Retained earnings ......................................      616,190        502,493
  Treasury stock, at cost ................................      (84,683)       (65,072)
  Restricted stock (unearned compensation) ...............       (5,682)        (6,778)
  Accumulated other comprehensive loss ...................       (2,636)        (6,876)
                                                             ----------     ----------
                                                              1,553,953      1,398,042
                                                             ----------     ----------
                                                             $2,619,605     $2,432,324
                                                             ==========     ==========

        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                           THREE MONTHS ENDED SEPTEMBER 30,
                                          ---------------------------------
                                             2000                    1999
                                          ---------               ---------

OPERATING REVENUES
   Contract drilling services ........     $ 190,450              $ 146,597
   Labor contract drilling services ..         7,052                  7,916
   Turnkey drilling services .........        19,363                 21,095
   Engineering, consulting and other .         9,013                  1,217
                                           ---------              ---------
                                             225,878                176,825
                                           ---------              ---------
OPERATING COSTS AND EXPENSES
   Contract drilling services ........        90,424                 79,950
   Labor contract drilling services ..         5,549                  6,820
   Turnkey drilling services .........        18,954                 19,743
   Engineering, consulting and other .         5,949                    414
   Depreciation and amortization .....        28,250                 24,119
   Selling, general and administrative         5,456                  4,579
                                           ---------              ---------
                                             154,582                135,625
                                           ---------              ---------

OPERATING INCOME .....................        71,296                 41,200

OTHER INCOME (EXPENSE)
   Interest expense ..................       (13,913)               (10,284)
   Other, net ........................         3,175                  3,096
                                           ---------              ---------

INCOME BEFORE INCOME TAXES ...........        60,558                 34,012
INCOME TAX PROVISION .................       (15,745)                (8,842)
                                           ---------              ---------

NET INCOME ...........................     $  44,813              $  25,170
                                           =========              =========

EARNINGS PER SHARE:
   Basic .............................     $    0.33              $    0.19
   Diluted ...........................     $    0.33              $    0.19













        See accompanying notes to the consolidated financial statements.

                                                                      FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                        2000                  1999
                                                                     ---------              ---------

OPERATING REVENUES
   Contract drilling services ..................................     $ 543,944              $ 437,606
   Labor contract drilling services ............................        22,643                 28,653
   Turnkey drilling services ...................................        62,745                 61,170
   Engineering, consulting and other ...........................        12,089                  4,987
                                                                     ---------              ---------
                                                                       641,421                532,416
                                                                     ---------              ---------
OPERATING COSTS AND EXPENSES
   Contract drilling services ..................................       269,547                241,293
   Labor contract drilling services ............................        17,633                 25,418
   Turnkey drilling services ...................................        58,738                 63,002
   Engineering, consulting and other ...........................         8,078                  1,481
   Depreciation and amortization ...............................        82,479                 63,993
   Selling, general and administrative .........................        17,427                 15,111
                                                                     ---------              ---------
                                                                       453,902                410,298
                                                                     ---------              ---------

OPERATING INCOME ...............................................       187,519                122,118

OTHER INCOME (EXPENSE)
   Interest expense ............................................       (41,173)               (22,541)
   Other, net ..................................................         9,884                  7,890
                                                                     ---------              ---------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE ............       156,230                107,467
INCOME TAX PROVISION ...........................................       (42,533)               (28,673)
                                                                     ---------              ---------

INCOME BEFORE EXTRAORDINARY CHARGE .............................       113,697                 78,794
EXTRAORDINARY CHARGE, NET OF TAX ...............................            --                (10,833)
                                                                     ---------              ---------

NET INCOME .....................................................     $ 113,697              $  67,961
                                                                     =========              =========

EARNINGS PER SHARE-BASIC:
  Income before extraordinary charge............................     $    0.85              $    0.60
  Extraordinary charge .........................................            --                  (0.08)
                                                                     ---------              ---------
  Net income per common share ..................................     $    0.85              $    0.52
                                                                     =========              =========

EARNINGS PER SHARE-DILUTED:
  Income before extraordinary charge ...........................     $    0.84              $    0.59
  Extraordinary charge .........................................            --                  (0.08)
                                                                     ---------              ---------
  Net income per common share ..................................     $    0.84              $    0.51
                                                                     =========              =========







        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                                    ---------------------------------
                                                                                         2000                  1999
                                                                                      ---------             ---------
NET INCOME .....................................................................      $  44,813             $  25,170
                                                                                      ---------             ---------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Foreign currency translation adjustments .....................................          1,982                  (373)
  Unrealized holding gains (losses) arising during period ......................          1,512                (4,499)
                                                                                      ---------             ---------
  Other comprehensive income (loss) ............................................          3,494                (4,872)
                                                                                      ---------             ---------

COMPREHENSIVE INCOME ...........................................................      $  48,307             $  20,298
                                                                                      =========             =========

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                        2000                   1999
                                                                                      ---------             ---------
NET INCOME .....................................................................      $ 113,697             $  67,961
                                                                                      ---------             ---------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Foreign currency translation adjustments .....................................          2,056                  (481)
  Unrealized holding gains (losses) arising during period ......................          2,184                (5,798)
                                                                                      ---------             ---------
  Other comprehensive income (loss) ............................................          4,240                (6,279)
                                                                                      ---------             ---------

COMPREHENSIVE INCOME ...........................................................      $ 117,937             $  61,682
                                                                                      =========             =========






















        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                               -------------------------------
                                                                                                 2000                  1999
                                                                                               ---------             ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ................................................................................  $ 113,697             $  67,961
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ........................................................     82,479                63,993
       Deferred income tax provision ........................................................     75,337                16,405
       Gain on sales of property and equipment ..............................................     (1,513)                 (774)
       Gain on sales of marketable securities ...............................................       (423)                   --
       Extraordinary charge, net of tax .....................................................         --                10,833
       Equity in net income of unconsolidated joint ventures ................................      1,454                   451
       Compensation expense from stock-based plans ..........................................      1,327                 1,267
       Other ................................................................................      1,976                  (964)
       Changes in current assets and liabilities:
        Accounts receivable .................................................................    (46,240)                9,514
        Other assets ........................................................................    (15,143)               33,902
        Accounts payable ....................................................................      6,464                (7,041)
        Other liabilities ...................................................................     (6,937)               (6,414)
                                                                                               ---------             ---------
             Net cash provided by operating activities ......................................    212,478               189,133
                                                                                               ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ......................................................................    (87,799)             (352,890)
  Proceeds from sales of property and equipment .............................................      2,125                 1,009
  Investment in and notes receivable from affiliates ........................................    (38,400)                   --
  Investment in marketable securities .......................................................    (18,860)               (8,192)
  Proceeds from sales of marketable securities ..............................................     19,283                    --
                                                                                               ---------             ---------
             Net cash used by investing activities ..........................................   (123,651)             (360,073)
                                                                                               ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt ..................................................         --               396,731
  Net payments on revolving credit facility .................................................         --              (100,000)
  Payment of long-term debt .................................................................    (44,494)             (189,778)
  Issuance of common stock ..................................................................     41,017                   512
  Decrease in restricted cash ...............................................................        121                 1,897
  Purchase of shares returned to treasury ...................................................    (19,604)                   --
                                                                                               ---------             ---------
             Net cash (used) provided by financing activities ...............................    (22,960)              109,362
                                                                                               ---------             ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............................................     65,867               (61,578)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............................................    132,827               211,012
                                                                                               ---------             ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ....................................................  $ 198,694             $ 149,434
                                                                                               =========             =========




        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF ACCOUNTING

         The accompanying consolidated financial statements of Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company", "we", "our" and words of similar import) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions among Noble Drilling and its consolidated subsidiaries have been eliminated. The interim consolidated financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         Certain reclassifications have been made in the prior year consolidated financial statements to conform to the classifications used in the 2000 consolidated financial statements. These reclassifications have no impact on net income.


NOTE 2 - EARNINGS PER SHARE

          The following table reconciles the basic and diluted earnings per share computations for income before extraordinary charge for the three and nine month periods ended September 30, 2000 and 1999 (in thousands, except per share amounts):

                         INCOME BEFORE
                         EXTRAORDINARY     BASIC           BASIC       DILUTED        DILUTED
                             CHARGE        SHARES           EPS         SHARES          EPS
                         -------------     -------        --------     --------       --------
THREE MONTHS ENDED:
-------------------
September 30, 2000......   $ 44,813        133,778        $   0.33     135,919        $   0.33
September 30, 1999......   $ 25,170        131,679        $   0.19     132,961        $   0.19

NINE MONTHS ENDED:
------------------
September 30, 2000......   $113,697        133,277        $   0.85     135,396        $   0.84
September 30, 1999......   $ 78,794        131,391        $   0.60     132,391        $   0.59

          Included in diluted shares are common stock equivalents relating to outstanding stock options of 2,142,000 shares and 1,282,000 shares for the three month periods ended September 30, 2000 and 1999, respectively, and 2,119,000 shares and 1,000,000 shares for the nine month periods ended September 30, 2000 and 1999, respectively.


NOTE 3 - MARKETABLE SECURITIES

          Our investments in marketable securities are classified as available for sale and stated at fair market value under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, any unrealized gains and losses, net of taxes, are included in "Accumulated other comprehensive loss" in the accompanying Consolidated Balance Sheets. In August 2000, we sold our investment in marketable debt securities of $18,860,000 for a gain of $423,000. As of September 30, 2000, the fair market value of available for sale equity securities totaled $7,183,000, with gross unrealized losses of $3,502,000. Available for sale equity securities are included in "Other assets" in the accompanying Consolidated Balance Sheets.

                                                                       FORM 10-Q

NOTE 4 - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         On June 13, 2000, we formed Noble Crosco Drilling Ltd. ("Noble Crosco") with our joint venture partner. We acquired a 50 percent equity interest in Noble Crosco by investing $14,300,000 in cash. Our joint venture partner contributed the Panon, a Levingston 111-S independent leg designed jackup, for its 50 percent equity interest. We also agreed to lend up to $7,000,000 pursuant to a credit agreement (the "Noble Crosco Credit Agreement") to finance part of the upgrade costs of the Panon. As of September 30, 2000, no fundings under the Noble Crosco Credit Agreement had been made. Any funds required for the upgrade, maintenance and operation of the Panon in excess of those funds generated from operations of the joint venture and available under the Noble Crosco Credit Agreement will be loaned by us to the joint venture. We will manage the upgrade of the Panon from a slot to a cantilever configuration, as well as the marketing and operation of the unit. We account for this investment using the equity method.

         On January 19, 2000, we and our joint venture partners formed Noble Rochford Drilling Ltd. ("Noble Rochford"), which purchased the Noble Julie Robertson (formerly Ocean Scotian), a Baker Marine European Class independent leg, cantilever designed jackup. We acquired a 50 percent equity interest in Noble Rochford by investing $10,000,000 in cash. Additionally, we (together with our joint venture partners) each agreed to make additional equity investments of up to $2,000,000, if needed, to help fund planned upgrades. We also agreed to lend up to $24,000,000 pursuant to a credit agreement (the "Noble Rochford Credit Agreement") with Noble Rochford to fund the acquisition and upgrade of the Noble Julie Robertson. As of September 30, 2000, $14,100,000 was outstanding under the Noble Rochford Credit Agreement. We will manage the upgrade, marketing and operation of the Noble Julie Robertson. We account for this investment using the equity method.


NOTE 5 - CREDIT FACILITIES

          We have an unsecured revolving credit facility in the amount of $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $40,000,000 available through August 14, 2002. As of September 30, 2000, we had no outstanding borrowings under the Credit Agreement and $3,952,000 had been used to support outstanding letters of credit through surety bonds, leaving $196,048,000 available under the Credit Agreement.


NOTE 6 - SEGMENT AND RELATED INFORMATION

         We provide diversified services to the oil and gas industry. Our reportable segments consist of the primary services we provide, which include offshore contract drilling, and turnkey drilling and engineering services. Although both of these segments are generally influenced by the same economic factors, each represents a distinct service to the oil and gas industry. Offshore contract drilling services is then separated into international and domestic contract drilling segments since there are certain economic and political risks associated with each of these geographic markets and our management makes decisions based on these markets accordingly.

         Our international contract drilling segment conducts contract drilling services in the North Sea, Africa, Brazil, Venezuela, Mexico, the Middle East and India, whereas domestic contract drilling is conducted in the U.S. Gulf of Mexico. Our turnkey drilling and engineering segment consists of the coordination of all equipment, materials, services and management to drill a well to a specified depth for a fixed price, as well as well site management, project management and technical services. We conduct these operations primarily in the U.S. Gulf of Mexico. On October 26, 2000, we announced that our Triton Engineering subsidiary is revising its business model to focus on well site management, project management and technical services.

         All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and earnings. Summarized financial information of our reportable segments for the three and nine months ended September 30, 2000 and 1999 is shown in the following table (in thousands). The "Other" column includes results of labor contract drilling services, other insignificant operations and corporate related items.

                                                                       FORM 10-Q


                                               INTERNATIONAL     DOMESTIC        TURNKEY
                                                 CONTRACT        CONTRACT      DRILLING &
THREE MONTHS ENDED:                              DRILLING        DRILLING      ENGINEERING
-------------------                              SERVICES        SERVICES       SERVICES        OTHER          TOTAL
SEPTEMBER 30, 2000:                            ------------  -------------  -------------   ----------     -----------
-------------------
Revenues from external customers............   $    94,120    $    98,831    $   24,886      $     8,041    $   225,878
Intersegment revenues.......................             -          1,847             -              244          2,091
Segment profit..............................        14,962         28,183           247            1,421         44,813
Total assets at September 30, 2000 (1)......     1,133,003      1,206,816        16,916          262,870      2,619,605

SEPTEMBER 30, 1999:
-------------------

Revenues from external customers............   $   100,294    $    46,593    $   21,095      $     8,843    $   176,825
Segment profit..............................        16,767          6,668           760              976         25,171
Total assets at September 30, 1999 (1)......     1,156,761      1,056,504         8,266          211,918      2,433,449

                                               INTERNATIONAL     DOMESTIC        TURNKEY
                                                 CONTRACT        CONTRACT      DRILLING &
NINE MONTHS ENDED:                               DRILLING        DRILLING      ENGINEERING
------------------                               SERVICES        SERVICES       SERVICES        OTHER          TOTAL
SEPTEMBER 30, 2000                             ------------  -------------  -------------   -----------    -----------
-------------------
Revenues from external customers............   $   274,074    $   273,209    $   69,412      $    24,726    $   641,421
Intersegment revenues.......................             -          2,140             -              244          2,384
Segment profit..............................        33,840         74,490         2,161            3,206        113,697

SEPTEMBER 30, 1999:
-------------------

Revenues from external customers............   $   345,019    $    93,668    $   61,170      $    32,559    $   532,416
Intersegment revenues.......................             -          1,305             -                -          1,305
Segment profit (loss).......................        77,462          2,453        (2,468)           1,320         78,767

---------------------
(1) Total assets - Other at September 30, 2000 and 1999 includes cash and cash equivalents of $180,768,000 and $127,348,000, respectively.

          The following table is a reconciliation of reportable segment profit to our consolidated totals for the three and nine months ended September 30, 2000 and 1999 (in thousands).


                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                    --------------------------------
                                                                      2000                      1999
                                                                    --------                  --------
Total profit for reportable segments ...........................    $ 43,392                  $ 24,195
Other profit ...................................................       1,421                       976
Elimination of intersegment profits ............................          --                        (1)
                                                                    --------                  --------
   Total consolidated net income ...............................    $ 44,813                  $ 25,170
                                                                    ========                  ========

                                                                     NINE  MONTHS ENDED SEPTEMBER 30,
                                                                    ----------------------------------
                                                                      2000                      1999
                                                                    --------                  --------
Total profit for reportable segments ...........................    $110,491                  $ 77,447
Other profit ...................................................       3,206                     1,320
Elimination of intersegment losses .............................          --                        27
Extraordinary charge, net of tax ...............................          --                   (10,833)
                                                                    --------                  --------
   Total consolidated net income ...............................    $113,697                  $ 67,961
                                                                    ========                  ========

                                                                       FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Form 10-Q including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy, plans and objectives of our management for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot be certain that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, volatility in crude oil and natural gas prices, potential deterioration in the demand for our drilling services and resulting declining dayrates, the cancellation by our customers of drilling contracts or letter agreements or letters of intent for drilling contracts or their exercise of early termination provisions generally found in our drilling contracts, risks associated with fixed cost drilling operations, intense competition in the drilling industry, political and economic conditions in international markets where we operate, adverse weather (such as hurricanes) and seas, operational risks (such as blowouts, fires and loss of production), limitations on our insurance coverage, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation). All of the foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this Form 10-Q, the words "believes", "anticipates", "expects", "plans" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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


THE COMPANY

         We are a leading provider of diversified services for the oil and gas industry. Contract drilling services are performed with our fleet of 49 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of nine semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. Our premium fleet of 34 independent leg, cantilever jackup rigs includes 21 units that operate in water depths of 300 feet and greater, four of which operate in water depths of 360 feet and greater, and 11 units that operate in water depths of 250 feet. In addition, our fleet includes three submersible drilling units. Eleven of our drilling units are capable of operating in harsh environments. Over 60 percent of the fleet is currently deployed in international markets, principally including the North Sea, Africa, Brazil, the Middle East and Mexico. We also provide labor contract drilling services, well site and project management services, and engineering services.

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

         As oil and natural gas prices remain strong, the U.S. Gulf of Mexico jackup market continues to strengthen in the form of improved utilization, particularly for the higher-end equipment, and higher dayrates. Current drilling activity in many international markets also continues to show signs of improvement in the form of higher utilization rates. The strengthening demand for jackups in the U.S. Gulf of Mexico could be adversely impacted by jackups mobilized back to the U.S. Gulf of Mexico from weaker international markets. Oil companies continue to work through the effects of industry consolidation, which inhibited capital spending on exploration and development in 1999 and thus far in 2000. Although we are witnessing signs of increased capital spending by our customers, further consolidation among our customer base could dampen near-term drilling activity levels. We cannot predict with certainty the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications and to redeploy assets in important geological areas.

                                                                       FORM 10-Q

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     GENERAL

         Net income for the third quarter of 2000 (the "Current Quarter") was $44,813,000, or $0.33 per diluted share, on operating revenues of $225,878,000, compared to net income for the third quarter of 1999 (the "Comparable Quarter") of $25,170,000, or $0.19 per diluted share, on operating revenues of $176,825,000.

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrate for our rig fleet for the three months ended September 30, 2000 and 1999:

                                  AVERAGE RIG
                             UTILIZATION RATES (1)          OPERATING DAYS              AVERAGE DAYRATE
                           ------------------------    -------------------------    ------------------------
                             THREE MONTHS ENDED          THREE MONTHS ENDED           THREE MONTHS ENDED
                                 SEPTEMBER 30,               SEPTEMBER 30,                SEPTEMBER 30,
                           ------------------------    -------------------------    ------------------------
                              2000         1999            2000          1999           2000         1999
                           -----------  -----------    -----------   -----------    -----------  -----------

International.........         84%          64%            2,104        1,728        $  43,742    $  58,029
Domestic..............         92%          72%            1,479          893        $  66,543    $  51,873

---------------------

(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.


     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for the three months ended September 30, 2000 and 1999:

                                                        REVENUES                       GROSS MARGIN
                                            -----------------------------       ----------------------------
                                                  THREE MONTHS ENDED                THREE MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                            -----------------------------       ----------------------------
                                                2000             1999              2000             1999
                                            -----------       -----------       ----------       -----------
                                                                     (In thousands)

Contract drilling services..............    $    92,033       $   100,274       $   35,781       $    42,782
Labor contract drilling services........          7,052             7,916            1,503             1,096
Engineering, consulting and other.......          2,458               834            2,179               592
                                            -----------       -----------       ----------       -----------
         Total..........................    $   101,543       $   109,024       $   39,463       $    44,470
                                            ===========       ===========       ==========       ===========


         OPERATING REVENUES. International contract drilling services revenues decreased $8,241,000 due primarily to lower average dayrates on contract renewals in the North Sea and expirations of contracts in Venezuela and the Middle East. This decrease was partially offset by a higher average rig utilization rate in West Africa in the Current Quarter. Labor contract drilling services revenues decreased $864,000 due to fewer operating days on the North Sea labor contracts as a result of contract expirations which were not renewed, coupled with reduced drilling and workover activities by our customers.

         GROSS MARGIN. International contract drilling services gross margin decreased $7,001,000 due primarily to lower average dayrates on contract renewals in the North Sea and expirations of contracts in Venezuela and the Middle East during the Current Quarter. Labor contract drilling services gross margin increased $407,000 due primarily to the expiration of North Sea labor contracts with lower margins than our average gross margin for labor contracts.

                                                                       FORM 10-Q

     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for our domestic operations for the three months ended September 30, 2000 and 1999:

                                                        REVENUES                        GROSS MARGIN
                                            -----------------------------       ----------------------------
                                                   THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                            -----------------------------       ----------------------------
                                                2000                1999              2000             1999
                                            -----------       -----------       ----------       -----------
                                                                     (In thousands)
Contract drilling services..............    $    98,417       $    46,323       $   64,245       $    23,865
Turnkey drilling services...............         19,363            21,095              409             1,352
Engineering, consulting and other.......          6,555               383              885               211
                                            -----------       -----------       ----------       -----------
         Total..........................    $   124,335       $    67,801       $   65,539       $    25,428
                                            ===========       ===========       ==========       ===========


         OPERATING REVENUES. Domestic contract drilling services revenues increased $52,094,000 due to increased operating days, higher average rig utilization rates and a higher average dayrate in the Current Quarter. The increased operating days and higher average dayrate were attributable to the improved market conditions for Gulf of Mexico jackup rigs and the delivery of two domestic Noble EVA-4000(TM) semisubmersibles during or after the third quarter of 1999 and the Noble Homer Ferrington semisubmersible in March 2000, which are currently operating at dayrates that are above our average domestic dayrate. The Noble Amos Runner and Noble Max Smith, Noble EVA-4000(TM) semisubmersibles, were activated in August 1999 and December 1999, respectively. Domestic turnkey drilling services revenues decreased $1,732,000 due to two fewer turnkey well completions. There were five domestic turnkey wells completed in the Current Quarter compared to seven well completions in the Comparable Quarter. Engineering, consulting and other revenues increased $6,172,000 due primarily to a significant project management engagement conducted by our Triton Engineering subsidiary during the Current Quarter.

         GROSS MARGIN. Domestic contract drilling services gross margin increased $40,380,000 due to increased operating days, higher average rig utilization rates and a higher average dayrate in the Current Quarter. Domestic turnkey drilling services gross margin decreased $943,000 due to two fewer turnkey well completions.


     OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $4,131,000 due primarily to the activation of the Noble Amos Runner, Noble Max Smith and Noble Homer Ferrington in August 1999, December 1999 and March 2000, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $877,000 due primarily to additional professional fees and employee costs.

         INTEREST EXPENSE. Interest expense increased $3,629,000 in the Current Quarter as compared to the Comparable Quarter. Interest costs of $4,218,000 associated with qualifying upgrade and conversion projects were capitalized, reducing the Comparable Quarter's reported interest expense.

         INCOME TAX PROVISION. Income tax expense increased $6,903,000 due to higher pretax earnings.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     GENERAL

         Net income for the nine months ended September 30, 2000 (the "Current Period") was $113,697,000, or $0.84 per diluted share, on operating revenues of $641,421,000, compared to net income of $67,961,000, or $0.51 per diluted share, on operating revenues of $532,416,000 for the nine months ended September 30, 1999 (the "Comparable Period").

         Results of the Comparable Period included an extraordinary charge of $10,833,000, net of taxes of $5,833,000, related to the purchase and retirement of $125,000,000 principal amount of our 9 1/8% Senior Notes due 2006 in March 1999. This retirement was

                                                                       FORM 10-Q

financed with proceeds from the issuance of $150,000,000 principal amount of 6.95% Senior Notes due 2009 and $250,000,000 principal amount of 7.5% Senior Notes due 2019.


     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

          The following table sets forth the average rig utilization rates, operating days and average dayrate for our rig fleet for the nine months ended September 30, 2000 and 1999:

                                  AVERAGE RIG
                             UTILIZATION RATES (1)          OPERATING DAYS              AVERAGE DAYRATE
                           ------------------------    -------------------------    ------------------------
                               NINE MONTHS ENDED           NINE MONTHS ENDED            NINE MONTHS ENDED
                                 SEPTEMBER 30,               SEPTEMBER 30,                SEPTEMBER 30,
                           ------------------------    -------------------------    ------------------------
                              2000         1999            2000         1999            2000          1999
                           -----------  -----------    -----------   -----------    -----------  -----------
International.........         78%          76%            5,891        5,993        $  46,090    $  57,467
Domestic..............         88%          67%            4,148        2,290        $  65,677    $  40,701

--------------------

(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.


     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for the nine months ended September 30, 2000 and 1999:

                                                       REVENUES                          GROSS MARGIN
                                            -----------------------------       ----------------------------
                                                  NINE MONTHS ENDED                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                            -----------------------------       ----------------------------
                                                2000                1999              2000             1999
                                            -----------       -----------       ----------       -----------
                                                                     (In thousands)
Contract drilling services..............    $   271,516       $   344,401       $   99,684       $   159,147
Labor contract drilling services........         22,643            28,653            5,010             3,235
Engineering, consulting and other.......          3,940             4,350            2,919             3,290
                                            -----------       -----------       ----------       -----------
         Total..........................    $   298,099       $   377,404       $  107,613       $   165,672
                                            ===========       ===========       ==========       ===========

         OPERATING REVENUES. International contract drilling services revenues decreased $72,885,000 due primarily to lower average dayrates, especially in the North Sea, and fewer operating days in Mexico and Venezuela in the Current Period. This decrease was partially offset by the operations of the Noble Paul Wolff, a Noble EVA-4000(TM) semisubmersible that began operating in Brazil for Petrobras in May 1999. Labor contract drilling services revenues decreased $6,010,000 due to contract expirations in the North Sea which were not renewed, coupled with an overall reduction in drilling and workover activities by our customers.

         GROSS MARGIN. International contract drilling services gross margin decreased $59,463,000 due primarily to lower average dayrates in the Current Period. Labor contract drilling services gross margin increased $1,775,000 due to the expiration of lower margin labor contracts, specifically in the North Sea, and labor-related cost savings during the Current Period.

                                                                       FORM 10-Q

     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for our domestic operations for the nine months ended September 30, 2000 and 1999:

                                                       REVENUES                        GROSS MARGIN
                                            -----------------------------       ----------------------------
                                                  NINE MONTHS ENDED                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                            -----------------------------       ----------------------------
                                                2000              1999              2000             1999
                                            -----------       -----------       ----------       -----------
                                                                       (In thousands)

Contract drilling services..............    $   272,428       $    93,205       $  174,713       $    37,166
Turnkey drilling services...............         62,745            61,170            4,007            (1,832)
Engineering, consulting and other.......          8,149               637            1,092               216
                                            -----------       -----------       ----------       -----------
         Total..........................    $   343,322       $   155,012       $  179,812       $    35,550
                                            ===========       ===========       ==========       ===========


         OPERATING REVENUES. Domestic contract drilling services revenues increased $179,223,000 due to increased operating days, higher average rig utilization rates and a higher average dayrate in the Current Period. The increased operating days and higher average dayrate were attributable to improved market conditions for Gulf of Mexico jackup rigs and the delivery of three domestic Noble EVA-4000(TM) semisubmersibles at various times during 1999 and the Noble Homer Ferrington semisubmersible in March 2000, which are currently operating at dayrates that are above our average domestic dayrate. The Noble Jim Thompson, Noble Amos Runner and Noble Max Smith, Noble EVA-4000(TM) semisubmersibles, were activated in June 1999, August 1999 and December 1999, respectively. Although there were fewer turnkey wells completed in the Current Period, domestic turnkey drilling services revenues increased $1,575,000 due to the completion of a well in the Current Period with significantly higher revenue than the average turnkey well completion. There were 15 domestic turnkey wells completed in the Current Period compared to 19 well completions in the Comparable Period. Engineering, consulting and other revenues increased $7,512,000 due primarily to a significant project management engagement conducted by our Triton Engineering subsidiary in the Current Period.

         GROSS MARGIN. Domestic contract drilling services gross margin increased $137,547,000 due to increased operating days, higher average rig utilization rates and a higher average dayrate in the Current Period. Domestic turnkey drilling services gross margin increased $5,839,000 due primarily to the completion of a well in the Current Period with a significantly higher gross margin than the average turnkey well completion. Also, the negative turnkey drilling services gross margin in the Comparable Period was attributable to our Triton Engineering subsidiary having, under contract from a third party, certain drilling rigs with above market dayrates. These above market contracts expired during 1999.


     OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $18,486,000 due primarily to the activation of four Noble EVA-4000(TM) semisubmersibles during 1999 and the Noble Homer Ferrington semisubmersible in March 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $2,316,000 due primarily to additional professional fees and employee costs.

         INTEREST EXPENSE. Interest expense increased $18,632,000 due primarily to lower capitalized interest costs due to the completion of the four Noble EVA-4000(TM) conversion projects during 1999 and the Noble Homer Ferrington upgrade during March 2000. Capitalized interest costs related to construction in progress on qualifying upgrade projects were $1,872,000 and $18,659,000 in the Current Period and Comparable Period, respectively.

         INCOME TAX PROVISION. Income tax expense increased $13,860,000 due primarily to higher pretax earnings.

                                                                       FORM 10-Q

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

         At September 30, 2000, we had cash and cash equivalents of $198,694,000 and funds available under our unsecured revolving credit facility of $196,048,000. We had working capital of $190,988,000 and $57,289,000 at
September 30, 2000 and December 31, 1999, respectively. Total debt as a percentage of total debt plus shareholders' equity was 32 percent at September 30, 2000 compared to 36 percent at December 31, 1999.

         Capital expenditures totaled $10,440,000 and $87,799,000 for the Current Quarter and Current Period, respectively. In addition, we funded $39,300,000 to certain joint ventures in the Current Period. In June 2000, we invested $14,300,000 in Noble Crosco Drilling Ltd. ("Noble Crosco") to fund our committed equity contribution toward the planned upgrade of the Panon. We have a 50 percent equity interest in Noble Crosco. In January 2000, we funded $25,000,000 to Noble Rochford Drilling Ltd. ("Noble Rochford") for our committed equity and debt contributions toward the acquisition and planned upgrade of the Noble Julie Robertson. Noble Rochford repaid $900,000 of the debt contributions during the Current Quarter. We have a 50 percent equity interest in Noble Rochford. For additional information on these joint ventures, see Note 4 to our accompanying consolidated financial statements. In addition to the above amounts, deferred repair and maintenance expenditures totaled $4,054,000 and $13,240,000 in the Current Quarter and Current Period, respectively.

         We expect capital expenditures in the fourth quarter of 2000 to aggregate approximately $37,200,000, including an estimated $14,000,000 investment in Noble Rochford to fund the upgrade of the Noble Julie Robertson and approximately $12,800,000 as the purchase price for the minority interest in the Ilion. On November 10, 2000, we acquired the 30 percent minority equity interest (on a fully diluted basis) in Ilion LLC from our joint venture partner. We now own 100 percent of the Ilion, a Friede & Goldman 9500 Enhanced
Pacesetter design semisubmersible. In addition to these capital expenditures expected for the fourth quarter of 2000, deferred repair and maintenance expenditures for the fourth quarter of 2000 are estimated to aggregate approximately $5,000,000.

         Projects we are currently considering could require, if they materialize, capital expenditures or other cash requirements not included in the above estimate. In addition, we will continue to evaluate acquisitions of drilling units. Other factors that could cause actual capital expenditures to exceed materially the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.

         We repurchased 500,000 shares of Noble Drilling common stock at a total cost of $19,604,000 during the Current Quarter. Additional purchases, if any, may be made from time to time on the open market or in private transactions at prices determined by us. The board of directors of Noble Drilling has authorized the repurchase of up to 5,000,000 shares.


     CREDIT FACILITIES AND LONG-TERM DEBT

         As of September 30, 2000, our short-term debt and current maturities of long-term debt balance was $60,631,000 as compared to $59,460,000 as of December 31, 1999. As of September 30, 2000, our long-term debt balance was $686,995,000 as compared to $730,893,000 as of December 31, 1999.

         As of September 30, 2000, we had no borrowings under our $200,000,000 unsecured revolving credit facility (the "Credit Agreement") and $3,952,000 had been used to support outstanding letters of credit through surety bonds. As of September 30, 2000, we had the ability to borrow $196,048,000 under the Credit Agreement.

         Required debt principal and interest payments for currently outstanding debt are estimated to be $23,700,000 over the remainder of 2000. We expect to fund these obligations out of existing balances of cash and cash equivalents as well as cash expected to be provided by operations. We anticipate that our existing cash balances and our cash flows generated from operations will be sufficient to meet our required debt principal and interest payments and our expected discretionary capital expenditures, assuming no material decrease in demand for contract drilling services.


ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance

                                                                       FORM 10-Q

sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133, as amended by SFAS No.137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No.133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133, is effective for fiscal years beginning after June 15, 2000. The impact of SFAS 133 on our consolidated financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, we believe adoption of SFAS 133 will not have a material effect on our consolidated results of operations, cash flows or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and certain variable rate indebtedness. Interest on these obligations is at an agreed upon percentage point spread from LIBOR. At September 30, 2000, there were no outstanding borrowings under the Credit Agreement and $12,250,000 of variable rate obligations was outstanding. Based upon this balance, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis.


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


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 14, 2000, Raymond Verdin filed a lawsuit in the United States District Court for the Southern District of Texas, Galveston Division on behalf of himself and those similarly situated against several offshore drilling companies, including Noble Drilling Corporation. Mr. Verdin sought to represent a class of offshore workers who are or have been employed by the defendants and alleged that the defendants conspired to avoid competition in the offshore labor market by agreeing to limit wages and benefits provided to offshore workers. An amended complaint was filed on October 6, 2000 in which a new plaintiff, Thomas Bryant, was substituted for Mr. Verdin. Mr. Bryant's lawsuit maintains the same allegations as Mr. Verdin's lawsuit and seeks an unspecified amount of treble damages and other relief for himself and an alleged class of offshore workers. We deny these allegations and do not expect that the outcome of this matter will have a material adverse effect on our consolidated results of operations, cash flows or financial position.

         As previously disclosed, we filed suit against Samedan Oil Corporation and Mariner Energy, Inc. on January 6, 2000 in the 55th Judicial Court of Harris County, Texas to enforce our rights under letter agreements for use of the Noble Homer Ferrington. As was also previously disclosed, we have separately settled our disputes with Mariner and Samedan and have entered into separate drilling contracts with each of these operators for use of the rig.

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


(b) No reports on Form 8-K were filed by us during the quarter ended September 30, 2000.

                                                                       FORM 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NOBLE DRILLING CORPORATION



DATE:  November 14, 2000                   /s/ ROBERT D. CAMPBELL
                                        ----------------------------------------
                                               ROBERT D. CAMPBELL,
                                               President


DATE:  November 14, 2000                   /s/ MARK A. JACKSON
                                        ----------------------------------------
                                               MARK A. JACKSON,
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                                                       FORM 10-Q

                                INDEX TO EXHIBITS


  Exhibit
  Number                   Exhibit
  ------                   --------
   27                      Financial Data Schedule