Form 10-K
period 2000-12-31
NOBLE DRILLING CORP
filed 2001-03-19
CIK 777201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                         COMMISSION FILE NUMBER: 0-13857

                           NOBLE DRILLING CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     73-0374541
    ------------------------             ---------------------------------------
    (State of incorporation)             (I.R.S. employer identification number)


          13135 SOUTH DAIRY ASHFORD, SUITE 800, SUGAR LAND, TEXAS 77478
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of Common Stock held by nonaffiliates as of March 7, 2001: $7,082,000,000

         Number of shares of Common Stock outstanding as of March 7, 2001:
133,729,601

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

         (1) Proxy statement for the 2001 annual meeting of stockholders -
Part III

                                TABLE OF CONTENTS

                                                                                                        PAGE
----------------------------------------------------------------------------------------------------------------
   PART      ITEM 1.     BUSINESS......................................................................... 1
    I                General.............................................................................. 1
                     Business Strategy.................................................................... 1
                     Business Development During 2000..................................................... 2
                            Deepwater Conversions and Upgrades............................................ 2
                            Joint Ventures................................................................ 2
                            Revised Business Model for Triton Engineering Services Company................ 3
                            Recent Development............................................................ 3
                     Drilling Contracts................................................................... 3
                     Offshore Drilling Operations......................................................... 4
                            International Contract Drilling............................................... 4
                            Domestic Contract Drilling.................................................... 4
                            Labor Contracts............................................................... 4
                     Project Management and Engineering Services.......................................... 4
                     Competition and Risks................................................................ 5
                     Governmental Regulation and Environmental Matters.................................... 6
                     Employees............................................................................ 7
                     Financial Information about Foreign and Domestic Operations.......................... 7
             ITEM 2.     PROPERTIES....................................................................... 7
                     Drilling Fleet....................................................................... 7
                            Semisubmersibles.............................................................. 7
                            Dynamically Positioned Drillships............................................. 7
                            Jackup Rigs................................................................... 8
                            Submersibles.................................................................. 8
                     Facilities.......................................................................... 10
             ITEM 3.     LEGAL PROCEEDINGS............................................................... 10
             ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................. 10
             EXECUTIVE OFFICERS OF THE REGISTRANT........................................................ 10
----------------------------------------------------------------------------------------------------------------
   PART      ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........... 12
    II       ITEM 6.     SELECTED FINANCIAL DATA......................................................... 13
             ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                         OPERATIONS...................................................................... 14
                     Business Environment................................................................ 14
                     Results of Operations............................................................... 15
                     Liquidity and Capital Resources..................................................... 20
                     Accounting Pronouncement............................................................ 21
             ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                         ABOUT MARKET RISK............................................................... 21
                     Interest Rate Risk.................................................................. 21
                     Foreign Currency Exchange Risk...................................................... 21
             ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................... 22
             ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                         DISCLOSURE...................................................................... 51
----------------------------------------------------------------------------------------------------------------
   PART      ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................. 51
   III       ITEM 11     EXECUTIVE COMPENSATION.......................................................... 51
             ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................. 51
             ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................. 51
----------------------------------------------------------------------------------------------------------------
   PART      ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................. 51
    IV       SIGNATURES.................................................................................. 53


                                    FORM 10-K

         This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, volatility in crude oil and natural gas prices, potential deterioration in the demand for our drilling services and resulting declining dayrates, the cancellation by our customers of drilling contracts or letter agreements or letters of intent for drilling contracts or their exercise of early termination provisions generally found in our drilling contracts, intense competition in the drilling industry, political and economic conditions in the United States and in international markets where we operate, cost overruns or delays on shipyard repair, maintenance, conversion or upgrade projects, adverse weather (such as hurricanes) and seas, operational risks (such as blowouts and fires), limitations on our insurance coverage, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation). All of the foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this Form 10-K, the words "believes", "anticipates", "expects", "plans" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 49 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of nine semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. Our premium fleet of 34 independent leg, cantilever jackup rigs includes 21 units that operate in water depths of 300 feet and greater, four of which operate in water depths of 360 feet and greater, and 11 units that operate in water depths of 250 feet. In addition, our fleet includes three submersible drilling units. Nine of our drilling units are capable of operating in harsh environments. Nearly 60 percent of the fleet is currently deployed in international markets, principally including the North Sea, Brazil, West Africa, the Middle East and India. During 2000, we also operated in Mexico and Venezuela. We also provide labor contract drilling services, well site and project management services, and engineering services.

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

BUSINESS STRATEGY

         In recent years we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. Both the level of drilling activity and the number of announced discoveries in water depths greater than 5,000 feet have increased substantially in recent years, thus increasing the demand for rigs capable of drilling in these water depths. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications, and to redeploy assets in important geological areas.

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

BUSINESS DEVELOPMENT DURING 2000

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

         In addition to our Noble EVA-4000(TM) conversions, we have acquired three Friede & Goldman 9500 Enhanced Pacesetter hulls in recent years with the intention of upgrading them to operate in water depths greater than 5,000 feet. The first of these upgrades, the Noble Homer Ferrington, was delivered to Mariner Energy, Inc. in March 2000 for use in the U.S. Gulf of Mexico. The Noble Homer Ferrington is currently contracted to Mariner and Samedan Oil Corporation for 660 days each at variable dayrates through January 2005. The engineering design work for the other two units, the Noble Clyde Boudreaux (formerly Ilion) and the Noble Dave Beard, is currently in process, and we expect to have preliminary plans completed in the first half of 2001.

JOINT VENTURES

         On November 14, 2000, we acquired the remaining equity interest in Ilion, LLC from our joint venture partner for $13,000,000 in cash. Ilion, LLC owns the Noble Clyde Boudreaux.

         On June 13, 2000, we formed Noble Crosco Drilling Ltd. ("Noble Crosco") with our joint venture partner. We acquired a 50 percent equity interest in Noble Crosco by investing $14,300,000 in cash. Our joint venture partner contributed the Panon, a Levingston 111-S independent leg designed jackup, for its 50 percent equity interest. We also agreed to lend Noble Crosco up to $7,000,000 pursuant to a credit agreement to finance part of the upgrade costs of the Panon. We are managing the upgrade of the Panon from a slot to a cantilever configuration, as well as the marketing and operation of the unit. The unit is under contract to commence operations in the Middle East upon the completion of its upgrade, which is scheduled for the second quarter 2001.

         On January 19, 2000, we and our joint venture partners formed Noble Rochford Drilling Ltd. ("Noble Rochford"), which purchased the Noble Julie Robertson (formerly Ocean Scotian), a Baker Marine European Class independent leg, cantilever designed jackup. We acquired a 50 percent equity interest in Noble Rochford by investing $10,000,000 in cash. Additionally, we (together with our joint venture partners) each agreed to make additional equity investments of up to $2,000,000, if needed, to help fund planned upgrades. We also agreed to lend Noble Rochford up to $24,000,000 pursuant to a credit agreement to fund the acquisition and upgrade of the Noble Julie Robertson. We are managing the upgrade, marketing and operation of the Noble Julie Robertson. The unit is under a letter of intent for a 30 day accommodation job in the North Sea commencing in early April 2001, after which it is under a letter of intent to commence operations under a two well program plus options for up to an additional 90 days.

         For more on our joint ventures, see Note 5 to our consolidated financial statements included in this Form 10-K. See Liquidity and Capital Resources in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of capital expenditures.

REVISED BUSINESS MODEL FOR TRITON ENGINEERING SERVICES COMPANY

         Our Triton Engineering subsidiary ("Triton") revised its business model in 2000. See Project Management and Engineering Services in "Item 1. Business."

RECENT DEVELOPMENT

         On February 20, 2001, we acquired substantially all the assets of Maurer Engineering Incorporated ("Maurer"), a privately held engineering firm that designs drilling products and drilling related software programs. Maurer will be integrated with our drilling technology subsidiary, Noble Engineering & Development Limited, which focuses on developing drilling products and solutions to enhance drilling efficiency.

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

         o    terms permitting early termination of the contract by the customer
              (1) if the unit is lost or destroyed; or (2) if operations are suspended for a specified period of time due to breakdown of major equipment or if operations are suspended for a specified period of time due to "force majeure" events beyond our control and the control of the customer;

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

         The terms of some of our drilling contracts permit early termination of the contract by the customer, without cause, generally exercisable upon advance notice to us. The terms may also require an early termination payment by the customer.

         During times of depressed market conditions, our customers may seek to avoid or reduce their obligations under term drilling contracts or letter agreements or letters of intent for drilling contracts. A customer may no longer need a rig, due to a reduction in its exploration, development or production program, or it may seek to obtain a comparable rig at a lower dayrate.

         Nineteen of our rigs are contracted for the remainder of 2001. We anticipate that the primary terms of the current contracts on 27 of our rigs will expire at varying times in 2001, subject to options to extend in the case of 20 contracts.

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

OFFSHORE DRILLING OPERATIONS

         Our offshore contract drilling operations, which accounted for approximately 86 percent, 83 percent and 76 percent of operating revenues for the years ended December 31, 2000, 1999 and 1998, respectively, are conducted worldwide. Our offshore drilling fleet consists of 49 units. See Drilling Fleet in "Item 2. Properties." Our principal regions of contract drilling operations include the Gulf of Mexico, North Sea, Brazil, West Africa, the Arabian Gulf and India. In 2000, two separate customers, Royal Dutch/Shell Group and Petroleo Brasiliero S.A., each accounted for approximately 13 percent of our total operating revenues. No other single customer accounted for more than 10 percent of our total operating revenues.

INTERNATIONAL CONTRACT DRILLING

         Our contract drilling services revenues from international sources accounted for approximately 49 percent, 74 percent and 80 percent of our total contract drilling services revenues for 2000, 1999 and 1998, respectively. In 2000, approximately 43 percent of our international contract drilling services revenues was derived from contracts with government-owned companies, 30 percent from contracts with major oil and gas companies and the balance from contracts with independent operators.

DOMESTIC CONTRACT DRILLING

         Contract drilling services revenues generated in the U.S. accounted for approximately 51 percent, 26 percent and 20 percent of our total contract drilling services revenues for 2000, 1999 and 1998, respectively. In 2000, approximately 57 percent of our domestic contract drilling revenues was derived from contracts with independent operators and the remaining 43 percent was derived from contracts with major oil and gas companies.

LABOR CONTRACTS

         Our offshore operations also include services we perform under labor contracts for drilling and workover activities covering six rigs operating in the U.K. North Sea and two rigs under a labor contract (the "Hibernia Project") off the east coast of Canada. These rigs are not owned or leased by us. Under our labor contracts, we provide the personnel necessary to manage and perform the drilling operations from drilling platforms owned by the operator. With the exception of the Hibernia Project, which is operated under a five year agreement, our labor contracts are generally renewable on an annual basis. After drilling operations are completed, workover operations usually become an important element of each platform's activity. Drilling contractor crews will, therefore, typically remain on the platform until a field is depleted.

PROJECT MANAGEMENT AND ENGINEERING SERVICES

         In October 2000, Triton revised its business model to focus on well site management, project management and technical services. Turnkey drilling, Triton's major revenue source prior to revising its business model, involved Triton's coordination of all equipment, materials, services and management to drill a well to a specified depth, for a fixed price. Under turnkey drilling contracts, Triton bore the financial risk of delays in the completion of the well. In providing these services, Triton used drilling rigs owned either by us or by a third party, depending on availability and equipment requirements. The drilling of a turnkey well was generally completed within 30 to 50 days. Triton completed 20 wells in 2000 compared to 26 wells in 1999 and 14 in 1998. Revenues from turnkey drilling services represented 9 percent, 11 percent and 14 percent of our consolidated operating revenues for 2000, 1999 and 1998, respectively.

         We also provide engineering services, which include the design of drilling equipment for offshore development and the recertification of oilfield equipment. We work on a contract basis with operators and prime construction contractors of drilling and production platforms in the design of drilling equipment configurations aimed at optimizing the operational efficiency of developmental drilling by maximizing platform space utilization and load capability.

COMPETITION AND RISKS

         The contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. We believe that competition for drilling contracts will continue to be intense for the foreseeable future. Certain competitors may have access to greater financial resources than we do.

         Competition in contract drilling involves numerous factors, including price, rig availability and suitability, the experience of the workforce, efficiency, condition of equipment, operating integrity, reputation, industry standing and customer relations. Although price is a major consideration in most markets, especially with respect to domestic drilling, the limited supply of ultra-deepwater units has made rig availability and suitability a principal consideration in recent periods. We believe that we compete favorably with respect to all of these factors. Competition is primarily on a regional basis and may vary significantly by region at a particular time. Demand for offshore drilling equipment also depends on the exploration and development programs of oil and gas producers, which in turn are influenced by the financial condition of such producers, by general economic conditions and prices of oil and gas, and, from time to time, by political considerations and policies.

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

         Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Both short-term and long-term trends in oil and gas affect that activity. Demand for offshore drilling rigs in the U.S. Gulf of Mexico has continued to strengthen since the third quarter of 1999, and as a result, rig utilization and dayrates rose throughout 2000. We believe the increased demand for domestic rigs is largely attributable to oil and gas prices that began rising in 1999 and have remained at high levels as compared to average prices in recent years. In addition, drilling activity in many international markets is showing signs of improvement in the form of higher utilization rates. The high level of demand for jackups in the U.S. Gulf of Mexico could be adversely impacted by jackups mobilized back to the U.S. Gulf of Mexico from international markets.

         Oil and gas prices and market expectations of potential changes in these prices significantly affect the level of activity in oil and gas exploration, development and production. These prices are extremely volatile. Demand for drilling services depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves.

         We believe that a significant decrease from recent historical average oil and gas prices could depress the level of exploration and production activity and result in a corresponding decline in demand for our services.

Furthermore, oil companies continue to work through the effects of industry consolidation, which inhibited capital spending on exploration and development in 1999 and 2000. Although we are witnessing signs of increased capital spending by our customers, further consolidation among our customer base could dampen near-term drilling activity levels.

         For the foregoing reasons, we cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

         Our operations are subject to the many hazards inherent in the drilling business, including blowouts, cratering, fires and collisions or groundings of offshore equipment. In addition, our operations are subject to damage or loss from adverse weather and seas. These hazards could cause personal injury and loss of life, suspend drilling operations or seriously damage or destroy the property and equipment involved and, in addition to causing environmental damage, could cause substantial damage to producing formations. Although we maintain insurance against many of these hazards, our insurance may be subject to substantial deductibles and provides for premium adjustments based on claims. It also excludes certain matters from coverage, such as loss of earnings on certain rigs. Also, while we generally obtain indemnification from our customers for environmental damage with respect to offshore drilling, such indemnification is generally only in excess of a specified amount, which typically ranges from $100,000 to $250,000.

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

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

         Many aspects of our operations are affected by domestic and foreign political developments and are subject to numerous governmental regulations that may relate directly or indirectly to the contract drilling industry. The regulations applicable to our operations include provisions that regulate the discharge of materials into the environment or require remediation of contamination under certain circumstances. Generally, these environmental laws and regulations impose "strict liability". This means that we could be liable without regard to our negligence or fault. Such environmental laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for any of our acts, even if they complied with all applicable laws in effect at the time we acted.

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

EMPLOYEES

         At December 31, 2000, we had 2,943 employees, of whom approximately 50 percent were engaged in international operations and approximately 50 percent were engaged in domestic operations. We are not a party to any collective bargaining agreements that are material. We consider our employee relations to be satisfactory.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Information regarding our operating revenues and identifiable assets attributable to each of our geographic areas of operations for the last three fiscal years is presented in Note 15 to our consolidated financial statements included in this Form 10-K.

ITEM 2.  PROPERTIES

DRILLING FLEET

         Our offshore drilling rig fleet consists of 49 units comprising nine semisubmersibles (including five Noble EVA-4000(TM) semisubmersibles), three drillships, 34 jackup rigs and three submersibles. The rig count includes one drillship and two jackup units in which we have partial ownership interests through joint ventures and one jackup rig operated pursuant to a long-term bareboat charter agreement. Each type of rig is described further below. There are several factors that determine the type of rig most suitable for a particular job, the most significant of which include the water depth and bottom conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth.

SEMISUBMERSIBLES

         Our semisubmersible fleet consists of nine units. Among the nine are five units that have been converted to Noble EVA-4000(TM) semisubmersibles and three Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles. One of our units, the Noble Fri Rodli submersible (discussed below), is convertible into a Noble EVA-4000(TM) design semisubmersible. Semisubmersibles are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the hull is below the water surface during drilling operations. These units maintain their position over the well through the use of either a fixed mooring system or a dynamic positioning system and can drill in many areas where jackup rigs can also drill. However, semisubmersibles normally require water depth of at least 200 feet in order to conduct operations. Our semisubmersibles are designed to work in water depths of up to 8,900 feet, depending on the unit. One of our units is designed to operate in harsh environments. Semisubmersibles are typically more expensive to construct and operate than jackup rigs.

DYNAMICALLY POSITIONED DRILLSHIPS

         We have three dynamically positioned drillships in the fleet. Drillships are ships that are equipped for drilling and are typically self-propelled. Drillships are positioned over the well through use of either an anchoring system or a computer controlled dynamic positioning system. Our two wholly-owned drillships, the Noble Leo Segerius and Noble Roger Eason, are capable of drilling in water depths up to 5,000 feet and 6,000 feet, respectively. The Noble Muravlenko, in which we own an 82 percent interest through a joint venture, is capable of drilling in water depths up to 4,000 feet.

JACKUP RIGS

         We have 34 jackup rigs in the fleet, including two in which we own a 50 percent interest through joint ventures and one that we operate pursuant to a long-term bareboat charter agreement. Jackup rigs are mobile, self-elevating drilling platforms equipped with legs which can be lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our jackup rigs are independent leg (i.e., the legs can be raised or lowered independently of each other), cantilevered rigs. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water and drilling operations are conducted with the hull in its raised position. Our jackup rigs are capable of drilling to a maximum depth of 25,000 feet in water depths ranging between eight and 390 feet, depending on the jackup rig. Our premium fleet of jackup rigs includes 21 units that are capable of operating in water depths of 300 feet and greater, four of which are capable of operating in water depths of 360 feet and greater. Eight of our jackup rigs are capable of operating in harsh environments.

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

         The following table sets forth certain information concerning our drilling rig fleet at March 12, 2001. The table does not include eight rigs owned by operators for which we had labor contracts as of March 12, 2001. We operate and, unless otherwise indicated, own all of the rigs included in the table.

                                 DRILLING FLEET

                                                                     YEAR        WATER   DRILLING
                                                                     BUILT       DEPTH    DEPTH
                                                                      OR         RATING  CAPACITY
NAME                                      MAKE                      REBUILT (1)  (FEET)  (FEET)   LOCATION               STATUS (2)
------------------------------------------------------------------------------------------------------------------------------------
SEMISUBMERSIBLES - 9
Noble Paul Wolff (T)                      Noble EVA-4000(TM)- DP      1999 R    8,900   30,000    Brazil                 Active
Noble Paul Romano (T)                     Noble EVA-4000(TM)          1998 R    6,000   30,000    U.S. Gulf of Mexico    Active
Noble Amos Runner (T)                     Noble EVA-4000(TM)          1999 R    6,600   30,000    U.S. Gulf of Mexico    Active
Noble Jim Thompson (T)                    Noble EVA-4000(TM)          1999 R    6,000   30,000    U.S. Gulf of Mexico    Active
Noble Max Smith (T)                       Noble EVA-4000(TM)          1999 R    6,000   30,000    U.S. Gulf of Mexico    Active
Noble Homer Ferrington (T)                Friede & Goldman 9500       2000 R    6,000   30,000    U.S. Gulf of Mexico    Active
                                            Enhanced Pacesetter
Noble Ton van Langeveld (T)(3)            Offshore Co. SCP III        2000 R    1,500   20,000    U.K.                   Contracted
Noble Dave Beard (T)(4)                   Friede & Goldman 9500       1986      8,000   25,000    China                  Shipyard
                                            Enhanced Pacesetter
Noble Clyde Boudreaux (T)(4)              Friede & Goldman 9500       1987      8,000   25,000    U.S. Gulf of Mexico    Shipyard
                                            Enhanced Pacesetter
------------------------------------------------------------------------------------------------------------------------------------
DYNAMICALLY POSITIONED DRILLSHIPS - 3
Noble Roger Eason (T)                     Nedlloyd                    1997 R    6,000   25,000    Brazil                 Active
Noble Leo Segerius (T)                    Gusto Engineering Pelican   1996 R    5,000   20,000    Brazil                 Active
                                            Class
Noble Muravlenko (T) (5)                  Gusto Engineering Pelican   1997 R    4,000   21,000    Brazil                 Active
                                            Class
------------------------------------------------------------------------------------------------------------------------------------

INDEPENDENT LEG CANTILEVERED JACKUPS - 34
Noble Bill Jennings (T)                   MLT 84 - E.R.C.             1997 R    390     25,000    U.S. Gulf of Mexico    Active
Noble Eddie Paul (T)                      MLT 84 - E.R.C.             1995 R    390     25,000    U.S. Gulf of Mexico    Active
Noble Leonard Jones (T)                   MLT 53 - E.R.C.             1998 R    390     25,000    U.S. Gulf of Mexico    Active
Noble Al White (T)(3)                     CFEM T-2005C                1997 R    360     25,000    The Netherlands        Active
Noble Byron Welliver (T)(3)(7)            CFEM T-2005C                1982      300     25,000    Denmark                Active
Noble Kolskaya (T)(3)(6)                  Gusto Engineering-C         1997 R    330     25,000    Denmark                Active
Noble Johnnie Hoffman (T)                 Baker Marine BMC 300        1993 R    300     25,000    U.S. Gulf of Mexico    Active
Noble Julie Robertson (T)(3)(4)(7)(8)     Baker Marine Europe Class   2000 R    300     25,000    The Netherlands        Contracted
Noble Roy Butler (T)(9)                   F&G L-780 MOD II            1996 R    300     25,000    Nigeria                Available
Noble Tommy Craighead (T)                 F&G L-780 MOD II            1990 R    300     25,000    Nigeria                Active
Noble Kenneth Delaney (T)                 F&G L-780 MOD II            1998 R    300     25,000    Qatar                  Contracted
Noble Percy Johns (T)                     F&G L-780 MOD II            1995 R    300     25,000    Nigeria                Active
Noble George McLeod (T)                   F&G L-780 MOD II            1995 R    300     25,000    Qatar                  Contracted
Noble Jimmy Puckett (T)                   F&G L-780 MOD II            1999 R    300     25,000    India                  Active
Noble Gus Androes (T)                     Levingston 111-C            1996 R    300     25,000    Qatar                  Active
Noble Lewis Dugger (T)                    Levingston 111-C            1997 R    300     20,000    U.S. Gulf of Mexico    Active
Noble Ed Holt (T)                         Levingston 111-C            1994 R    300     25,000    India                  Active
Noble Sam Noble (T)                       Levingston 111-C            1982      300     25,000    U.S. Gulf of Mexico    Active
Noble Gene Rosser (T)                     Levingston 111-C            1996 R    300     20,000    U.S. Gulf of Mexico    Active
Noble John Sandifer (T)                   Levingston 111-C            1995 R    300     20,000    U.S. Gulf of Mexico    Active
Panon (T)(8)                              Levingston 111-C            2001 R    300     20,000    U.A.E.                 Contracted/
                                                                                                                         Shipyard
Noble Charles Copeland (T)                MLT Class 82-SD-C           1995 R    250     20,000    U.S. Gulf of Mexico    Contracted/
                                                                                                                         Shipyard
Noble Earl Frederickson (T)               MLT Class 82-SD-C           1979      250     20,000    U.S. Gulf of Mexico    Active
Noble Tom Jobe (T)                        MLT Class 82-SD-C           1982      250     25,000    U.S. Gulf of Mexico    Active
Noble Ed Noble (T)                        MLT Class 82-SD-C           1990 R    250     20,000    Nigeria                Active
Noble Lloyd Noble (T)                     MLT Class 82-SD-C           1990 R    250     20,000    Nigeria                Active
Noble Carl Norberg (T)                    MLT Class 82-C              1996 R    250     20,000    U.S. Gulf of Mexico    Active
Noble Chuck Syring (T)                    MLT Class 82-C              1996 R    250     20,000    Qatar                  Contracted
Noble George Sauvageau (T)(3)(7)          NAM Nedlloyd-C              1981      250     20,000    The Netherlands        Active
Noble Ronald Hoope (T)(3)(7)              Marine Structure CJ-46      1982      205     25,000    The Netherlands        Active
Noble Lynda Bossler (T)(3)(7)             Marine Structure CJ-46      1982      205     25,000    The Netherlands        Active
Noble Piet van Ede (T)(3)(7)              Marine Structure CJ-46      1982      205     25,000    The Netherlands        Active
Noble Dick Favor                          Baker Marine BMC 150        1993 R    150     20,000    Brazil                 Active
Noble Don Walker (T)                      Baker Marine BMC 150        1992 R    150     20,000    Nigeria                Active
------------------------------------------------------------------------------------------------------------------------------------
SUBMERSIBLES - 3
Noble Joe Alford                          Pace Marine 85G             1997 R      85    25,000    U.S. Gulf of Mexico    Active
Noble Lester Pettus                       Pace Marine 85G             1997 R      85    25,000    U.S. Gulf of Mexico    Active
Noble Fri Rodli                           Transworld                  1998 R      70    25,000    U.S. Gulf of Mexico    Active
------------------------------------------------------------------------------------------------------------------------------------

(T)      Denotes Top Drive.
(1) Rigs designated with an "R" were modified, refurbished or otherwise upgraded in the year indicated by capital expenditures in an amount deemed material by management.
(2) Rigs listed as "active" were operating under contract; rigs listed as "available" were available for bidding; rigs listed as "contracted" have signed contracts or have letters of intent with operators but have not begun operations; rigs listed as "shipyard" are in a shipyard for repair, refurbishment or upgrade.
(3)      Harsh environment capability.
(4)      Water depth rating is subsequent to the rig's planned upgrade.
(5) We operate the unit and own an 82 percent interest in the unit through a joint venture.
(6) We have operating control of the unit pursuant to a long-term bareboat charter agreement.
(7)      Water depth rating based on North Sea conditions year round.
(8)      We own a 50 percent interest in the unit through a joint venture.
(9) Although designed for a water depth rating of 300 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. We own the additional legs required to extend the drilling depth capability to 300 feet of water.

FACILITIES

         Our principal executive offices are located in Sugar Land, Texas, and are leased through June 2011. We also lease administrative and marketing offices, and sites used primarily for storage, maintenance and repairs for drilling rigs and equipment, in New Orleans, Lafayette and Lafitte, Louisiana; Leduc and St. Johns, Canada; Lagos and Port Harcourt, Nigeria; Aberdeen, Scotland; Stavanger, Norway; Maracaibo and Ciudad Ojeda, Venezuela; Doha, Qatar; Beverwijk, The Netherlands; Macae, Brazil; and Esjberg, Denmark. We own certain tracts of land, including office and administrative buildings and warehouse facilities in Bayou Black, Louisiana and Aberdeen, Scotland.

ITEM 3.  LEGAL PROCEEDINGS

         On August 14, 2000, Raymond Verdin filed a lawsuit in the United States District Court for the Southern District of Texas, Galveston Division on behalf of himself and those similarly situated against the majority of offshore drilling companies in the United States, including Noble Drilling Corporation. Mr. Verdin sought to represent a class of offshore workers who are or have been employed by the defendants and alleged that the defendants conspired to avoid competition in the offshore labor market by agreeing to limit wages and benefits provided to offshore workers. An amended complaint was filed on October 6, 2000 in which a new plaintiff, Thomas Bryant, was substituted for Mr. Verdin. Mr. Bryant's lawsuit maintains the same allegations as Mr. Verdin's lawsuit and seeks an unspecified amount of treble damages and other relief for himself and an alleged class of offshore workers. Jeremy Richardson was added as another plaintiff and the plaintiffs added several new defendants including several subsidiaries of Noble Drilling Corporation. We filed an answer to the plaintiffs' Third Amended Complaint on February 26, 2001. We deny all allegations of liability asserted by plaintiffs and we expect that the outcome of this matter will not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

         There are no other material pending legal proceedings to which we are a party or of which our property is the subject. We are involved in certain routine litigation incidental to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of March 7, 2001 with respect to our executive officers:

          NAME               AGE                                 POSITION
-----------------------      ---            ------------------------------------------------------
James C. Day                  57            Chairman and Chief Executive Officer and Director

Robert D. Campbell            50            President and Director

Mark A. Jackson               45            Senior Vice President and Chief Financial Officer

Danny W. Adkins               51            Senior Vice President - Operations

Julie J. Robertson            45            Vice President - Administration and Corporate Secretary


         James C. Day has served as Chairman of Noble Drilling since October 22, 1992 and as Chief Executive Officer since January 1, 1984, and he served as President from January 1, 1984 to January 1, 1999. From January 1983 until his election as President and Chief Executive Officer, Mr. Day served as Vice President of Noble Drilling. Prior to 1983, Mr. Day served as Vice President and Assistant Secretary of Noble Affiliates, Inc. He has been a director of Noble Drilling since 1984. Mr. Day is also a director of Global Industries, Ltd. and a trustee of The Samuel Roberts Noble Foundation, Inc.

         Robert D. Campbell has served as President of Noble Drilling since January 1, 1999 and as a director since February 4, 1999. Prior to January 1, 1999, Mr. Campbell practiced corporate/securities law as a senior partner with the firm of Thompson & Knight, L.L.P. and served as general counsel to Noble Drilling for more than five years.

         Mark A. Jackson has served as Senior Vice President and Chief Financial Officer of Noble Drilling since September 1, 2000. From May 1999 to August 2000, Mr. Jackson served as Executive Vice President and Chief Financial Officer for Santa Fe Snyder Corporation. From August 1997 to May 1999, he served as Senior Vice President and Chief Financial Officer of Snyder Oil Corporation. Prior to August 1997, Mr. Jackson served consecutively in the positions of Vice President & Controller, Vice President - Finance and Vice President & Chief Financial Officer of Apache Corporation, beginning in 1988.

         Danny W. Adkins has served as Senior Vice President - Operations of Noble Drilling International (Cayman) Ltd. since August 2000. From March 1997 to August 2000, Mr. Adkins served consecutively as Vice President - Engineering and Senior Vice President - Engineering for Noble Drilling Services Inc. From September 1994 to March 1997, he served as Vice President - Operations for Noble Drilling Services Inc. Prior to September 1994, Mr. Adkins served consecutively in the positions of Manager of Engineering and Vice President - Operations for a predecessor subsidiary of Noble Drilling, beginning in December 1990.

         Julie J. Robertson has served as Vice President - Administration of Noble Drilling since April 1996 and as Corporate Secretary of Noble Drilling since December 1993. In September 1994, Ms. Robertson became Vice President - Administration of Noble Drilling Services Inc. From January 1989 to September 1994, Ms. Robertson served consecutively as Manager of Benefits and Director of Human Resources for Noble Drilling Services Inc. Prior to 1989, Ms. Robertson served consecutively in the positions of Risk and Benefits Manager and Marketing Services Coordinator for a predecessor subsidiary of Noble Drilling, beginning in 1979.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Noble Drilling's Common Stock, par value $0.10 per share ("Common Stock"), is listed and traded on the New York Stock Exchange under the symbol "NE". The following table sets forth for the periods indicated the high and low sales prices of the Common Stock:

                                                                        HIGH                   LOW
                                                                  ---------------        --------------
2000

         First quarter........................................    $      41 3/4          $     27 13/16
         Second quarter.......................................           44 15/16              32 15/16
         Third quarter........................................           53 1/2                38
         Fourth quarter.......................................           53                    27 1/4
1999

         First quarter........................................    $      19 7/8          $     12
         Second quarter.......................................           21                    15 1/2
         Third quarter........................................           27 1/4                18 5/8
         Fourth quarter.......................................           32 7/8                18 11/16


         We have not paid any cash dividends on the Common Stock since becoming a publicly held corporation in October 1985, and do not anticipate paying dividends on the Common Stock at any time in the foreseeable future.

         At March 7, 2001, there were 1,815 record holders of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------
                                                        2000         1999        1998          1997        1996
                                                   ------------ ------------ ------------ ------------- -----------
                                                                (In thousands, except per share amounts)
STATEMENT OF INCOME DATA (1)
Operating revenues...............................  $    882,600 $    705,903 $    788,241 $     713,195 $   514,253
Income before extraordinary charge and
  preferred stock dividends (2)(3)...............       165,554       95,302      162,032       263,882      79,297
Net income applicable to common
  shares (2)(3)(4)...............................       165,554       84,469      162,032       257,197      72,597
Per common share: (2)
  Income before extraordinary charge:
    Basic........................................  $       1.24 $       0.72 $       1.24 $        2.00 $      0.68
    Diluted......................................          1.22         0.72         1.23          1.98        0.67
  Net income: (4)
    Basic........................................  $       1.24 $       0.64 $       1.24 $        1.95 $      0.67
    Diluted......................................          1.22         0.64         1.23          1.93        0.66

BALANCE SHEET DATA (AT END OF PERIOD) (1)
Property and equipment, net......................  $  2,095,129 $  2,049,769 $  1,649,133 $   1,182,927 $   957,034
Total assets.....................................     2,595,531    2,432,324    2,178,632     1,505,811   1,367,173
Long-term debt...................................       650,291      730,893      460,842       138,139     239,272
Total debt (5)...................................       699,642      790,353      609,628       147,837     242,894
Shareholders' equity.............................     1,576,719    1,398,042    1,310,473     1,149,054     925,249

OTHER DATA (1)
Cash flows from operating activities.............  $    310,297 $    251,982 $    263,081 $     203,741 $   138,076
Capital expenditures.............................       125,199      421,679      540,571       391,065     216,887


------------------

(1) The selected financial data include the 1996 acquisition of Royal Nedlloyd N.V.'s offshore drilling division (Neddrill), which we accounted for under the purchase method.

(2) The amounts include non-recurring gains on sales of property and equipment, net of impairments and income taxes, of $128,489,000 ($0.97 per basic share and $0.96 per diluted share) and $19,856,000 ($0.18 per basic and diluted share) in 1997 and 1996, respectively.

(3) The 1999 amount includes a net $4,861,000 non-recurring restructuring charge related to early retirement packages offered to a number of domestic employees and the relocation of our Lafayette, Louisiana offices to Sugar Land, Texas.

(4) The amounts include net extraordinary charges of $10,833,000 ($0.08 per basic and diluted share), $6,685,000 ($0.05 per basic and diluted share) and $660,000 ($0.01 per basic and diluted share) in 1999, 1997 and 1996, respectively.

(5) Consists of long-term debt ($650,291,000 at December 31, 2000), short-term debt and current maturities of long-term debt ($49,351,000 at December 31, 2000). The December 31, 2000 amount includes $77,654,000 principal amount of fixed rate senior secured notes issued by an indirect, wholly-owned subsidiary of Noble Drilling, which notes are non-recourse except to the issuer thereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist you in understanding our financial position as of December 31, 2000 and 1999, and our results of operations for each of the three years in the period ended December 31, 2000. You should read the accompanying consolidated financial statements and their notes in conjunction with this discussion.

BUSINESS ENVIRONMENT

         Demand for drilling services depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves.

         Oil prices were significantly higher in 2000 than 1999 as a result of OPEC production policies and a stronger global economy which contributed to rising oil demand. Natural gas prices in the U.S. also increased due to tighter supplies. Demand for offshore drilling rigs in the U.S. Gulf of Mexico has continued to strengthen since the third quarter of 1999, and as a result, rig utilization and dayrates rose throughout 2000. We believe the increased demand for domestic rigs is largely attributable to oil and gas prices that began rising in 1999 and have remained at high levels as compared to average prices in recent years. In addition, drilling activity in many international markets is showing signs of improvement in the form of higher utilization rates. The demand for jackups in the U.S. Gulf of Mexico could be adversely impacted by jackups mobilized back to the U.S. Gulf of Mexico from international markets. Oil companies continue to work through the effects of industry consolidation, which inhibited capital spending on exploration and development in 1999 and 2000. We expect that further consolidation among our customer base would dampen drilling activity levels near-term. We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications and to deploy assets in important geological areas.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

    GENERAL

         Net income for 2000 was $165,554,000, or $1.22 per diluted share, on operating revenues of $882,600,000, compared to net income of $84,469,000, or $0.64 per diluted share, on operating revenues of $705,903,000 for 1999. Excluding the effects of extraordinary and non-recurring items, net income for 1999 was $100,163,000, or $0.76 per diluted share. The results for 1999 included an extraordinary charge of $10,833,000, net of taxes of $5,833,000, related to the purchase and retirement of $125,000,000 principal amount of our 9 1/8% Senior Notes due 2006 in March 1999. The results for 1999 also included a restructuring charge of $4,861,000, net of taxes of $2,618,000, related to early retirement packages accepted by a number of employees and the relocation of our Gulf Coast Marine division office in Lafayette, Louisiana to our centralized office in Sugar Land, Texas, which was completed during 2000.

    RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATE

         The following table sets forth the average rig utilization rates, operating days and average dayrate for our offshore rig fleet for 2000 and 1999:

                                  AVERAGE RIG
                             UTILIZATION RATES (1)          OPERATING DAYS               AVERAGE DAYRATE
                           ------------------------    -------------------------    ------------------------
                              2000         1999            2000         1999           2000         1999
                           -----------  -----------    -----------   -----------    -----------  -----------
Offshore
    International.........     81%          74%            8,133        7,709        $  45,810    $  56,545
    Domestic..............     91%          70%            5,705        3,318           67,101       45,031



------------------
 (1) Utilization rates reflect our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Rates reflect the results of rigs only during the period in which they are owned or operated by us.

    INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for 2000 and 1999:

                                                              REVENUES                     GROSS MARGIN
                                                   ----------------------------  -----------------------------
                                                        2000           1999          2000            1999
                                                   -------------- -------------  -------------  --------------
                                                                           (In thousands)
Contract drilling services.......................  $      372,572 $     435,909  $     141,552  $      192,600
Labor contract drilling services.................          29,480        35,639          6,095           4,228
Engineering, consulting and other................           6,601         4,751          4,623           3,863
                                                   -------------- -------------  -------------  --------------
         Total...................................  $      408,653 $     476,299  $     152,270  $      200,691
                                                   ============== =============  =============  ==============


         OPERATING REVENUES. International contract drilling revenues decreased $63,337,000 due primarily to lower average dayrates, especially in the North Sea, and fewer operating days in Venezuela in 2000. This decrease was partially offset by the operations of the Noble Paul Wolff, a Noble EVA-4000(TM) semisubmersible that began operating in Brazil in May 1999, and higher rig utilization in West Africa. Labor contract drilling services revenues decreased $6,159,000 due to contract expirations in the North Sea which were not renewed, coupled with reduced drilling and workover activities by our customers.

         GROSS MARGIN. International contract drilling services gross margin decreased $51,048,000 due primarily to lower average dayrates. Labor contract drilling services gross margin increased $1,867,000 due to the expiration of lower margin labor contracts in the North Sea, and labor-related cost savings during 2000.

    DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for our domestic operations for 2000 and 1999:

                                                              REVENUES                     GROSS MARGIN
                                                   ------------------------------ -----------------------------
                                                         2000           1999           2000           1999
                                                   -------------- --------------- -------------- --------------
                                                                           (In thousands)

Contract drilling services.......................  $      382,814 $       149,412 $      247,239 $       69,166
Turnkey drilling services........................          82,047          79,223          2,495            680
Engineering, consulting and other................           9,086             969          1,190            136
                                                   -------------- --------------- -------------- --------------
         Total...................................  $      473,947 $       229,604 $      250,924 $       69,982
                                                   ============== =============== ============== ==============


         OPERATING REVENUES. Domestic contract drilling services revenues increased $233,402,000 due to increased operating days, higher average rig utilization rates and a higher average dayrate in 2000. The increased operating days and higher average dayrate were attributable to improved market conditions for Gulf of Mexico jackup rigs and the delivery of three domestic Noble EVA-4000(TM) semisubmersibles at various times during 1999 and the Noble Homer Ferrington semisubmersible in March 2000, which are currently operating at dayrates that are above our average domestic dayrate. The Noble Jim Thompson, Noble Amos Runner and Noble Max Smith, Noble EVA-4000(TM) semisubmersibles, were activated in June 1999, August 1999 and December 1999, respectively. Although there were fewer turnkey wells completed in 2000, domestic turnkey drilling services revenues increased $2,824,000 due to the completion of a well in 2000 with significantly higher revenue than the average turnkey well completion. There were 20 domestic turnkey well completions in 2000 compared to 26 well completions in 1999. Engineering, consulting and other revenues increased $8,117,000 due primarily to a significant project management engagement conducted by Triton in 2000.

         GROSS MARGIN. Domestic contract drilling services gross margin increased $178,073,000 due to increased operating days, higher average rig utilization rates and a higher average dayrate in 2000. Domestic turnkey drilling services gross margin increased $1,815,000 due primarily to the completion of a well in 2000 with a significantly higher gross margin than the average turnkey well completion. Also, turnkey drilling services gross margin in 1999 was negatively impacted by Triton having under contract from a third party certain drilling rigs with above market dayrates. These above market contracts expired during 1999. Due to lower margins and the higher risk associated with turnkey drilling operations, Triton revised its business model during 2000 to focus on well site management, project management and technical services.

    OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $21,806,000 due primarily to the activation of four Noble EVA-4000(TM) semisubmersibles during 1999 and the Noble Homer Ferrington semisubmersible in March 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses decreased $469,000 due to lower stock-based compensation costs in 2000, mostly offset by additional professional fees and non-stock-based compensation costs. For information on stock-based compensation costs, see Note 10 to our accompanying consolidated financial statements.

         INTEREST EXPENSE. Interest expense increased $21,428,000 due to lower capitalized interest costs on the completion of the four Noble EVA-4000(TM) conversion projects during 1999 and the Noble Homer Ferrington upgrade during March 2000. Capitalized interest costs related to construction in progress on qualifying upgrade projects were $1,872,000 and $22,393,000 in 2000 and 1999, respectively.

         INCOME TAX PROVISION. Income tax provision increased $30,569,000 due to higher pretax earnings.


1999 COMPARED TO 1998

    GENERAL

         Net income for 1999 was $84,469,000, or $0.64 per diluted share, on operating revenues of $705,903,000, compared to net income of $162,032,000, or $1.23 per diluted share, on operating revenues of $788,241,000 for 1998. Excluding the effects of extraordinary and non-recurring items, net income for 1999 was $100,163,000, or $0.76 per diluted share, compared to net income for 1998 of $163,917,000, or $1.24 per diluted share. The results for 1999 included an extraordinary charge of $10,833,000, net of taxes of $5,833,000, related to the purchase and retirement of $125,000,000 principal amount of our 9 1/8% Senior Notes due 2006 in March 1999. This retirement was financed with proceeds from the issuance of $150,000,000 principal amount of our 6.95% Senior Notes due 2009 and $250,000,000 principal amount of our 7.50% Senior Notes due 2019 (together, the "Notes"). The results for 1999 also included a restructuring charge of $4,861,000, net of taxes of $2,618,000, related to early retirement packages accepted by a number of employees and the relocation of our Gulf Coast Marine division office in Lafayette, Louisiana to our centralized office in Sugar Land, Texas.

    RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATE

         The following table sets forth the average rig utilization rates, operating days and average dayrate for our offshore rig fleet for 1999 and 1998:

                                  AVERAGE RIG
                             UTILIZATION RATES (1)          OPERATING DAYS               AVERAGE DAYRATE
                           ------------------------    -------------------------    ------------------------
                              1999         1998            1999         1998           1999          1998
                           -----------  -----------    -----------   -----------    -----------  -----------
Offshore
    International.........     74%          90%            7,709         9,148       $  56,545    $  52,348
    Domestic..............     70%          78%            3,318         2,720          45,031       44,795


------------------

 (1) Utilization rates reflect our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Rates reflect the results of rigs only during the period in which they are owned or operated by us.

    INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for 1999 and 1998:

                                                             REVENUES                     GROSS MARGIN
                                                   ------------------------------ -----------------------------
                                                         1999           1998           1999           1998
                                                   -------------- --------------- -------------- --------------
                                                                           (In thousands)

Contract drilling services.......................  $      435,909 $       478,883 $      192,600 $      251,110
Labor contract drilling services.................          35,639          63,789          4,228         10,372
Turnkey drilling services........................               -          27,699              -         (4,278)
Engineering, consulting and other................           4,751          10,313          3,863          5,254
                                                   -------------- --------------- -------------- --------------
         Total...................................  $      476,299 $       580,684 $      200,691 $      262,458
                                                   ============== =============== ============== ==============


         OPERATING REVENUES. International contract drilling services revenues decreased $42,974,000 during 1999 as compared to 1998. The decrease was primarily attributable to lower average utilization rates and operating days in West Africa, Mexico and the Middle East. The lower utilization in these areas was partially offset by the consolidation of the results of operations effective January 1, 1999 of Arktik Drilling Limited, Inc. ("Arktik") and the Noble Kolskaya. See Note 2 to our accompanying consolidated financial statements. Additionally, the Noble Paul Wolff, a Noble EVA-4000(TM) semisubmersible, began operating in Brazil during May 1999 at a dayrate that was higher than our average international dayrate, and our drillships operating in Brazil reported higher utilization rates in 1999 as compared to 1998. Labor contract services revenues decreased $28,150,000 due to fewer operating days on the North Sea labor contracts as a result of the expiration of certain contracts that were not renewed, coupled with reduced drilling and workover activities by our customers. We did not generate any international turnkey drilling services revenues in 1999 as compared to $27,699,000 generated in 1998. There were no international turnkey wells completed in 1999 compared to one in 1998.

         GROSS MARGIN. International contract drilling services gross margin decreased $58,510,000 primarily due to lower average rig utilization rates and operating days combined with ongoing operating expenses incurred on rigs that were stacked during 1999. Labor contract drilling services gross margin decreased $6,144,000 due to fewer operating days on the North Sea labor contracts coupled with reduced drilling and workover activities by our customers.

    DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for our domestic operations for 1999 and 1998:

                                                               REVENUES                    GROSS MARGIN
                                                   ------------------------------  -----------------------------
                                                         1999          1998            1999           1998
                                                   --------------  --------------  -------------  --------------
                                                                           (In thousands)
Contract drilling services.......................  $      149,412  $      121,843  $      69,166  $       74,772
Turnkey drilling services........................          79,223          84,902            680         (11,665)
Engineering, consulting and other................             969             812            136          (1,954)
                                                   --------------  --------------  -------------  --------------
         Total...................................  $      229,604  $      207,557  $      69,982  $       61,153
                                                   ==============  ==============  =============  ===============


         OPERATING REVENUES. Domestic contract drilling services revenues increased $27,569,000 due to revenues from the Noble Paul Romano, Noble Jim Thompson, Noble Amos Runner and Noble Max Smith, which began operating in December 1998, June 1999, August 1999 and December 1999, respectively, at dayrates that were higher than our average domestic dayrate. Revenues from these Noble EVA-4000(TM) semisubmersibles were partially offset by lower average dayrates and average rig utilization rates on our domestic jackup rigs. Domestic turnkey drilling services revenues were $5,679,000 lower in 1999 due to lower turnkey rates charged to our customers and the completion of turnkey wells that were less complex and thus produced lower average revenues than those wells completed in 1998. We completed 26 domestic turnkey wells in 1999 compared to 13 in 1998.

         GROSS MARGIN. While the operations of the Noble Paul Romano, Noble Jim Thompson, Noble Amos Runner and Noble Max Smith favorably impacted domestic contract drilling services gross margin in 1999, gross margin decreased $5,606,000 due primarily to lower average dayrates and average rig utilization rates, and operating expenses incurred on rigs that were stacked during 1999. The improved domestic turnkey drilling services gross margin was attributable to the completion during 1999 of certain term contracts Triton had for third party drilling rigs which were at above market dayrates and had low utilization levels. In addition, we accrued $2,900,000 in 1998 for expected 1999 losses on these third party rig contracts.

    OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $17,290,000 in 1999 as compared to 1998 due primarily to the activation of five Noble EVA-4000(TM) semisubmersibles during 1999 and the latter part of 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $2,103,000 due to higher stock-based compensation costs in 1999. For information on stock-based compensation costs, see Note 10 to our accompanying consolidated financial statements.

         RESTRUCTURING CHARGE. A restructuring charge of $7,479,000, $4,861,000 net of taxes, was recognized in 1999 related to early retirement packages accepted by 37 employees and the relocation of our Gulf Coast Marine division office in Lafayette, Louisiana to the centralized office in Sugar Land, Texas. The restructuring was undertaken as part of our ongoing efforts to streamline operations. At December 31, 2000 and 1999, a liability of approximately $0 and $3,800,000, respectively, was reflected in our accompanying Consolidated Balance Sheets related to the early retirement packages.

         INTEREST EXPENSE. Interest expense increased $27,969,000 due to higher average debt balances resulting from project financings completed in the latter part of 1998 related to Noble EVA-4000(TM) semisubmersible conversions and the March 1999 issuance of the Notes. Additionally, in connection with the acquisition of a majority interest in Arktik and a 100 percent interest in the bareboat charter of the Noble Kolskaya, we incurred debt of $17,500,000 and recorded Arktik's outstanding indebtedness of $31,900,000. See Notes 2 and 6 to our accompanying consolidated financial statements. Capitalized interest costs related to construction in progress on qualifying upgrade projects were $22,393,000 and $17,200,000 in 1999 and 1998, respectively.

         INCOME TAX PROVISION. Income tax provision decreased $38,703,000 due to lower pretax earnings.


         EXTRAORDINARY CHARGE, NET OF TAX. Results for 1999 included an extraordinary charge of $10,833,000, net of taxes of $5,833,000, related to the purchase and retirement of our 9 1/8% Notes.

LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW

         Our principal capital resource in 2000 was cash flows from operating activities of $310,297,000, compared to $251,982,000 and $263,081,000 in 1999 and 1998, respectively. At December 31, 2000, we had cash and cash equivalents of $173,235,000 and approximately $193,998,000 of funds available under our bank credit facility. We had working capital, including cash, of $173,704,000 and $57,289,000 at December 31, 2000 and 1999, respectively. Total debt as a percentage of total debt plus shareholders' equity was 31 percent at December 31, 2000, compared to 36 percent at December 31, 1999.

         We repurchased 1,414,000 shares of Noble Drilling common stock at a total cost of $50,590,000 during 2000. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us. The board of directors of Noble Drilling has authorized the repurchase of up to 5,000,000 shares. As of December 31, 2000, 3,586,000 shares were available for future repurchases.

    CAPITAL EXPENDITURES

         Capital expenditures totaled $125,199,000 and $421,679,000 for 2000 and 1999, respectively. In addition, during 2000 our joint venture fundings and deferred repair and maintenance expenditures totaled $48,300,000 and $20,439,000, respectively. We expect that our capital expenditures for 2001 will aggregate approximately $135,000,000 and that our joint venture fundings and deferred repair and maintenance expenditures for 2001 will aggregate approximately $20,000,000 and $53,000,000, respectively. For information on deferred repair and maintenance expenditures and joint venture fundings, see Notes 1 and 5 of our accompanying consolidated financial statements.

         Certain projects currently under consideration could require, if they materialize, capital expenditures or other cash requirements not included in the 2001 budget. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Factors that could cause actual capital expenditures to materially exceed the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.

    CREDIT FACILITIES AND LONG-TERM DEBT

         The term of our $200,000,000 bank credit agreement (the "Credit Agreement") extends through August 14, 2002. As of December 31, 2000, we had no borrowings under the Credit Agreement and $6,002,000 had been used to support outstanding letters of credit. Additionally, at December 31, 2000, $4,434,000 of bid and performance bonds had been supported by surety bonds. As of December 31, 2000, we had the ability to borrow $193,998,000 under the Credit Agreement. As of March 7, 2001, we had no borrowings under the Credit Agreement.

         At December 31, 2000, total long-term debt had decreased to $699,642,000, including current maturities of $49,351,000, due to scheduled debt payments of $60,020,000 and unscheduled debt paydowns of $31,251,000 during 2000. See Note 6 to our accompanying consolidated financial statements.

         We believe that our cash and cash equivalents, cash flows from operating activities, available borrowings under lines of credit, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.

ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. As of January 1, 2001, we adopted SFAS 133. The adoption did not have a material effect on our consolidated results of operations, cash flows or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and certain variable rate indebtedness. Interest on these obligations is at an agreed upon percentage point spread from LIBOR. At December 31, 2000, there were no outstanding borrowings under the Credit Agreement and $4,320,000 of variable rate obligations was outstanding. Based upon this balance, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis. For information on financial instruments, see Note 9 of our accompanying consolidated financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are filed in this Item 8:

         Report of Independent Accountants

         Consolidated Balance Sheets at December 31, 2000 and 1999

         Consolidated Statements of Income for each of the three years in the period ended December 31, 2000

         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000

         Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2000

         Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2000

         Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Noble Drilling Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, of shareholders' equity and of comprehensive income present fairly, in all material respects, the financial position of Noble Drilling Corporation and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 1, 2001

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                             DECEMBER 31,
                                                                                 ----------------------------------
                                                                                     2000                  1999
                                                                                 ------------          ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents..................................................    $    173,235          $    132,827
  Restricted cash............................................................           3,889                 4,010
  Accounts receivable (net allowance of $0 and $414).........................         175,394               117,273
  Costs of uncompleted contracts in excess of billings.......................               -                 5,886
  Inventories................................................................           3,870                 4,298
  Prepaid expenses...........................................................          13,241                15,979
  Other current assets.......................................................           9,503                10,352
                                                                                 ------------          ------------
Total current assets.........................................................         379,132               290,625
                                                                                 ------------          ------------
PROPERTY AND EQUIPMENT
  Drilling equipment and facilities..........................................       2,567,079             2,417,179
  Other......................................................................          31,372                28,249
                                                                                 ------------          ------------
                                                                                    2,598,451             2,445,428
  Accumulated depreciation...................................................        (503,322)             (395,659)
                                                                                 ------------          ------------
                                                                                    2,095,129             2,049,769
                                                                                 ------------          ------------
INVESTMENTS IN AND ADVANCES TO JOINT VENTURES................................          44,991                29,314
OTHER ASSETS.................................................................          76,279                62,616
                                                                                 ------------          ------------
                                                                                 $  2,595,531          $  2,432,324
                                                                                 ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt......................................    $     49,351          $     59,460
   Accounts payable..........................................................          56,394                62,948
   Accrued payroll and related costs.........................................          39,582                34,116
   Taxes payable.............................................................          36,420                47,452
   Interest payable..........................................................          10,409                10,180
   Other current liabilities.................................................          13,272                19,180
                                                                                 ------------          ------------
Total current liabilities....................................................         205,428               233,336

LONG-TERM DEBT...............................................................         650,291               730,893
DEFERRED INCOME TAXES........................................................         149,084                70,660
OTHER LIABILITIES............................................................          17,746                 2,340
COMMITMENTS AND CONTINGENCIES (Note 13)......................................               -                     -
MINORITY INTEREST............................................................          (3,737)               (2,947)
                                                                                 ------------          ------------
                                                                                    1,018,812             1,034,282
                                                                                 ------------          ------------
SHAREHOLDERS' EQUITY
  Common stock-par value $0.10 per share; 200,000 shares authorized; 137,437 issued and 133,591 outstanding in 2000; 134,716 issued
     and 131,882 outstanding in 1999.........................................          13,744                13,472
  Capital in excess of par value.............................................       1,019,615               960,803
  Retained earnings..........................................................         668,047               502,493
  Treasury stock, at cost....................................................        (104,894)              (65,072)
  Restricted stock (unearned compensation)...................................         (15,670)               (6,778)
  Accumulated other comprehensive loss.......................................          (4,123)               (6,876)
                                                                                 ------------          ------------
                                                                                    1,576,719             1,398,042
                                                                                 ------------          ------------
                                                                                 $  2,595,531          $  2,432,324
                                                                                 ============          ============


        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                            YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                   2000             1999              1998
                                                               ------------     -------------    -------------
OPERATING REVENUES
  Contract drilling services................................   $    755,386     $     585,321    $     600,726
  Labor contract drilling services..........................         29,480            35,639           63,789
  Turnkey drilling services.................................         82,047            79,223          112,601
  Engineering, consulting and other.........................         15,687             5,720           11,125
                                                               ------------     -------------    -------------
                                                                    882,600           705,903          788,241
                                                               ------------     -------------    -------------

OPERATING COSTS AND EXPENSES
  Contract drilling services................................        366,595           323,555          274,844
  Labor contract drilling services..........................         23,385            31,411           53,417
  Turnkey drilling services.................................         79,552            78,543          128,544
  Engineering, consulting and other.........................          9,874             1,721            7,825
  Depreciation and amortization.............................        110,787            88,981           71,691
  Selling, general and administrative.......................         23,783            24,252           22,149
  Restructuring charge......................................              -             7,479                -
                                                               ------------     -------------    -------------
                                                                    613,976           555,942          558,470
                                                               ------------     -------------    -------------
OPERATING INCOME............................................        268,624           149,961          229,771

OTHER INCOME (EXPENSE)
  Interest expense..........................................        (54,578)          (33,150)          (5,181)
  Other, net................................................         12,261             8,675            6,329
                                                               ------------     -------------    -------------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY CHARGE......................................        226,307           125,486          230,919
INCOME TAX PROVISION........................................        (60,753)          (30,184)         (68,887)
                                                               ------------     -------------    -------------

INCOME BEFORE EXTRAORDINARY CHARGE..........................        165,554            95,302          162,032
EXTRAORDINARY CHARGE, NET OF TAX............................              -           (10,833)               -
                                                               ------------     -------------    -------------

NET INCOME..................................................   $    165,554     $      84,469    $     162,032
                                                               ============     =============    =============


NET INCOME PER SHARE-BASIC:
  Income before extraordinary charge........................  $        1.24     $        0.72    $        1.24
  Extraordinary charge......................................              -             (0.08)               -
                                                              -------------     -------------    -------------
  Net income................................................  $        1.24     $        0.64    $        1.24
                                                              =============     =============    =============


NET INCOME PER SHARE-DILUTED:
  Income before extraordinary charge........................  $        1.22     $        0.72    $        1.23
  Extraordinary charge......................................              -             (0.08)               -
                                                              -------------     -------------    -------------
  Net income................................................  $        1.22     $        0.64    $        1.23
                                                              =============     =============    =============


        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                           2000            1999           1998
                                                                       -------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.........................................................  $     165,554  $      84,469  $      162,032
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization....................................        110,787         88,981          71,691
    Deferred income tax provision (benefit)..........................         93,893         21,108          (1,128)
    Equity in loss of joint ventures.................................          3,910            691           2,752
    Compensation expense from stock-based plans......................          2,139          2,309             835
    Other, net.......................................................            835           (824)           (731)
    Gain on sales of property and equipment..........................         (1,513)             -               -
    Gain on sales of marketable securities...........................           (423)             -              (6)
    Extraordinary charge, net of tax.................................              -         10,833               -
    Restructuring charge, non-cash portion...........................              -          4,802               -
    Changes in current assets and liabilities:
      Accounts receivable............................................        (58,121)        28,995         (15,637)
      Other current assets...........................................          5,364         28,285          (9,773)
      Accounts payable...............................................         (4,201)       (29,514)          1,514
      Other current liabilities......................................         (7,927)        11,847          51,532
                                                                       -------------  -------------  --------------
          Net cash provided by operating activities..................        310,297        251,982         263,081
                                                                       -------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures..............................................       (125,199)      (421,679)       (540,571)
   Proceeds from sales of property and equipment.....................          2,142          1,041           3,799
   Investment in and advances to joint ventures, net.................        (48,118)          (490)        (29,925)
   Investment in marketable securities...............................        (18,860)        (4,931)              -
   Proceeds from sales of marketable securities......................         19,283              -          16,461
                                                                       -------------  -------------  --------------
          Net cash used for investing activities.....................       (170,752)      (426,059)       (550,236)
                                                                       -------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt..........................              -        396,731         372,250
   Net (payments) borrowings on revolving credit facility............              -       (100,000)        100,000
   Payment of long-term debt.........................................        (91,272)      (206,950)        (15,650)
   Proceeds from issuance of common stock, net.......................         42,604          4,250           1,834
   Purchase of shares returned to treasury...........................        (50,590)             -          (4,313)
   Decrease (increase) in restricted cash............................            121          1,861          (5,871)
                                                                       -------------  -------------  --------------
       Net cash (used for) provided by financing activities..........        (99,137)        95,892         448,250
                                                                       -------------  -------------  --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................         40,408        (78,185)        161,095

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.........................        132,827        211,012          49,917
                                                                       -------------  -------------  --------------

CASH AND CASH EQUIVALENTS, END OF YEAR...............................  $     173,235  $     132,827  $      211,012
                                                                       =============  =============  ==============


        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                             2000                       1999                      1998
                                                   ------------------------   -----------------------   ------------------------
                                                     SHARES       AMOUNT        SHARES       AMOUNT       SHARES        AMOUNT
                                                   ----------   ----------    ----------   ----------   -----------   ----------
COMMON STOCK
  Balance at beginning of year...................     134,716   $   13,472       133,761   $   13,376       133,335   $   13,334
  Exercise stock options.........................       2,652          265           845           85           350           35
  Other..........................................          69            7           110           11            76            7
                                                   ----------   ----------    ----------   ----------   -----------   ----------
  Balance at end of year.........................     137,437       13,744       134,716       13,472       133,761       13,376
                                                   ----------   ----------    ----------   ----------   -----------   ----------

CAPITAL IN EXCESS OF PAR VALUE
  Balance at beginning of year...................                  960,803                    943,122                    934,383
  Exercise stock options.........................                   55,740                     15,712                      2,713
  Contribution of treasury stock to restricted
    stock plan...................................                        -                     (2,364)                         -
  Restricted shares returned to treasury.........                     (763)                       381                        824
  Other..........................................                    3,835                      3,952                      5,202
                                                                ----------                 ----------                 ----------
  Balance at end of year.........................                1,019,615                    960,803                    943,122
                                                                ----------                 ----------                 ----------

RETAINED EARNINGS
  Balance at beginning of year...................                  502,493                    418,024                    255,992
  Net income.....................................                  165,554                     84,469                    162,032
                                                                ----------                 ----------                 ----------
  Balance at end of year.........................                  668,047                    502,493                    418,024
                                                                ----------                 ----------                 ----------

TREASURY STOCK
  Balance at beginning of year...................      (2,834)     (65,072)       (2,660)     (61,771)       (2,347)     (53,544)
  Contribution to restricted stock plan..........         253       10,869           457       10,537             -            -
  Restricted stock plan shares returned..........         (49)      (1,341)          (16)        (414)         (112)      (1,316)
  Repurchase common stock........................      (1,414)     (50,590)            -            -          (300)      (4,313)
  Exercise stock options.........................           -            -          (524)     (12,560)         (151)      (5,302)
  Other..........................................         198        1,240           (91)        (864)          250        2,704
                                                   ----------   ----------    ----------   ----------   -----------   ----------
  Balance at end of year.........................      (3,846)    (104,894)       (2,834)     (65,072)       (2,660)     (61,771)
                                                   ----------   ----------    ----------   ----------   -----------   ----------

RESTRICTED STOCK (UNEARNED
  COMPENSATION)
  Balance at beginning of year...................                   (6,778)                         -                          -
  Issuance of restricted shares..................                  (10,436)                    (8,173)                         -
  Compensation expense recognized................                    1,544                      1,395                          -
                                                                ----------                 ----------                 ----------
  Balance at end of year.........................                  (15,670)                    (6,778)                         -
                                                                ----------                 ----------                 ----------

ACCUMULATED OTHER COMPREHENSIVE
  LOSS
  Balance at beginning of year...................                   (6,876)                    (2,278)                    (1,111)
  Other comprehensive gain (loss)................                    2,753                     (4,598)                    (1,167)
                                                                ----------                 ----------                 ----------
  Balance at end of year.........................                   (4,123)                    (6,876)                    (2,278)
                                                                ----------                 ----------                 ----------
TOTAL SHAREHOLDERS' EQUITY.......................     133,591   $1,576,719       131,882   $1,398,042       131,101   $1,310,473
                                                   ==========   ==========    ==========   ==========   ===========   ==========


        See accompanying notes to the consolidated financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                                                        YEAR ENDED
                                                                                     DECEMBER 31, 2000
                                                                                     -----------------
NET INCOME ......................................................................      $    165,554
                                                                                       ------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Foreign currency translation adjustments.......................................             1,617
  Unrealized holding gain on securities arising during period....................             1,638
  Minimum pension liability adjustment (net of tax benefit of $270)..............              (502)
                                                                                       ------------
  Other comprehensive income.....................................................             2,753
                                                                                       ------------

COMPREHENSIVE INCOME.............................................................      $    168,307
                                                                                       ============


                                                                                        YEAR ENDED
                                                                                     DECEMBER 31, 1999
                                                                                     -----------------
NET INCOME ......................................................................      $     84,469
                                                                                       ------------
OTHER COMPREHENSIVE LOSS, NET OF TAX:
  Foreign currency translation adjustments.......................................              (277)
  Unrealized holding loss on securities arising during period....................            (5,686)
  Minimum pension liability adjustment (net of tax expense of $735)..............             1,365
                                                                                       ------------
  Other comprehensive loss.......................................................            (4,598)
                                                                                       ------------

COMPREHENSIVE INCOME.............................................................      $     79,871
                                                                                       ============

                                                                                        YEAR ENDED
                                                                                     DECEMBER 31, 1998
                                                                                     -----------------
NET INCOME ......................................................................      $    162,032
                                                                                       ------------
OTHER COMPREHENSIVE LOSS, NET OF TAX:
  Foreign currency translation adjustments.......................................               319
                                                                                       ------------
  Unrealized losses on securities:
    Unrealized holding loss arising during period................................               (10)
    Less: reclassification adjustment for gains realized in net income...........                (6)
                                                                                       ------------
    Net unrealized losses........................................................               (16)
                                                                                       ------------
  Minimum pension liability adjustment (net of tax benefit of $792)..............            (1,470)
                                                                                       ------------
  Other comprehensive loss.......................................................            (1,167)
                                                                                       ------------

COMPREHENSIVE INCOME.............................................................      $    160,865
                                                                                       ============


        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company", "we", "our" and words of similar import) is primarily engaged in domestic and international contract oil and gas drilling and workover operations. Our international operations are conducted in the North Sea, Brazil, West Africa, the Middle East, India and Canada. During 2000, we also operated in Mexico and Venezuela.

         Noble Drilling (Paul Romano) Inc. ("NDPRI") was formed on April 3, 1998 for the purpose of owning the Noble Paul Romano and financing its conversion to a Noble EVA-4000(TM) semisubmersible. NDPRI is an indirect, wholly-owned subsidiary of Noble Drilling and is operated in a fashion that is intended to ensure that its assets and liabilities are distinct and separate from those of Noble Drilling and its affiliates and that the creditors of NDPRI would be entitled to satisfy their claims from the assets of NDPRI prior to any distribution to Noble Drilling or its affiliates. (See Note 6.)

CONSOLIDATION

         The consolidated financial statements include the accounts of Noble Drilling and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in affiliates where we have a significant influence but not a controlling interest. (See Note 5.)

         Certain reclassifications have been made in prior year consolidated financial statements to conform to the classifications used in the 2000 consolidated financial statements. These reclassifications have no impact on net income.

FOREIGN CURRENCY TRANSLATION

         We follow a translation policy in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation. In international locations where the U.S. Dollar has been designated as the functional currency based on an evaluation of such factors as the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements, translation gains and losses are included in net income. In international locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in accumulated other comprehensive loss. We did not recognize any material gains or losses on foreign currency transactions or translations during the years ended December 31, 2000, 1999 and 1998.

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

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from our operations in the United Kingdom and Canada are calculated based on their respective functional currencies. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies was not material in 2000, 1999 or 1998.

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

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. At December 31, 2000 and 1999, there was $111,528,000 and $213,041,000, respectively, of construction in progress, with the December 31, 1999 balance related primarily to a semisubmersible upgrade project. Such amounts are included in "Drilling equipment and facilities" in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. Included in costs of drilling equipment and facilities is an allocation of interest incurred during the period that rigs are under construction or major refurbishment. Interest capitalized for the years ended December 31, 2000, 1999 and 1998 totaled $1,872,000, $22,393,000 and
$17,200,000, respectively. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized.

         Scheduled maintenance of equipment and overhauls are performed on a basis of number of hours operated in accordance with our preventative maintenance program. Repair and maintenance costs are generally charged to expense as incurred; however, overhauls related to large-scale maintenance projects are deferred when incurred and amortized into contract drilling services expense over a 36-month period. The deferred portion of these large-scale maintenance projects is included in "Other assets" in the Consolidated Balance Sheets. Such amounts totaled $28,469,000 and $27,657,000 at December 31, 2000 and 1999, respectively. Total maintenance and repair expenses for the years ended December 31, 2000, 1999 and 1998 were approximately $83,452,000, $64,410,000 and $50,926,000, respectively. Drilling equipment and facilities are depreciated using the straight-line method over the estimated remaining useful lives as of the in-service date or date of major refurbishment. Estimated useful lives of our drilling equipment and facilities range from two to twenty-five years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty years.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-LIVED ASSETS

         We evaluate the realizability of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment losses during the three years ended December 31, 2000, 1999 and 1998. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value.

OTHER ASSETS

         Prepaid insurance is amortized over the terms of the insurance policies. Deferred debt issuance costs, which totaled $7,580,000 and $9,125,000 at December 31, 2000 and December 31, 1999, respectively, are being amortized over the life of the debt securities. Amortization related to debt issuance costs was $1,417,000, $1,378,000 and $469,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

REVENUE RECOGNITION

         Revenues generated from our dayrate-basis drilling contracts are recognized as services are performed. Our turnkey drilling contracts during 2000 and prior years were of a short-term, fixed fee nature, and accordingly, revenues and expenses were recognized using the completed contract method. Provisions for future losses on turnkey contracts were recognized if it became probable that expenses to be incurred on a specific contract would exceed the revenue from the contract. As previously disclosed in the fourth quarter of 2000, we have revised our Triton Engineering subsidiary's ("Triton") business model to focus on well site management, project management and technical services.

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

CONCENTRATION OF CREDIT RISK

         The market for our services is the offshore oil and gas industry, and our customers consist primarily of major oil companies, independent oil and gas producers and government-owned oil companies. We perform ongoing credit evaluations of our customers and generally do not require material collateral. We maintain reserves for potential credit losses when necessary. Our results of operations and financial condition should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers' expenditures and budgets occur. These fluctuations can impact our results of operations and financial condition as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of our cash flows from operating activities.

         In 2000, one customer accounted for $112,051,000 of contract drilling services revenues, or a total of 13 percent of consolidated operating revenues. Another customer accounted for $111,966,000 of contract drilling services revenues, or a total of 13 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 2000. In 1999, one customer accounted for $89,991,000

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of contract drilling services revenues, or a total of 13 percent of consolidated operating revenues. Another customer accounted for $74,894,000 of contract drilling services revenues, or a total of 11 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 1999. In 1998, one customer accounted for $68,892,000 of contract drilling services revenues and $27,694,000 of turnkey drilling services revenues, or a total of 12 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 1998.

NET INCOME PER SHARE

         We compute and present earnings per share in accordance with SFAS No. 128, Earnings Per Share. Net income per share has been computed on the basis of the weighted average number of common shares and, where dilutive, common share equivalents outstanding during the indicated periods.

         The following table reconciles the basic and diluted earnings per share computations for income before extraordinary charge for the years ended December 31, 2000, 1999 and 1998:

                               INCOME BEFORE
                               EXTRAORDINARY         BASIC             BASIC           DILUTED          DILUTED
                                  CHARGE             SHARES             EPS             SHARES            EPS
                               ----------------  ---------------  ----------------  ---------------  --------------
2000   .....................    $  165,554           133,439       $     1.24           135,461        $    1.22

1999   .....................        95,302           131,493             0.72           132,597             0.72

1998   .....................       162,032           131,203             1.24           132,269             1.23



         Included in diluted shares are common stock equivalents relating primarily to outstanding stock options covering 2,022,000, 1,104,000 and 1,066,000 shares for the years ended December 31, 2000, 1999 and 1998, respectively. The computation of diluted earnings per share for 2000, 1999 and 1998 did not include options to purchase 1,862,200, 2,389,261 and 5,335,886 shares of common stock, respectively, because the options' exercise prices were greater than the average market price of the common stock.

SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                 YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------------
                                                                      2000             1999              1998
                                                                ----------------  ---------------  ----------------
Cash paid (received) during the period for:

  Interest (net of amounts capitalized).......................   $   53,020        $   29,161       $    5,078
  Income taxes (net of refunds)...............................      (24,016)            9,841           42,228
Noncash investing and financing activities:
  Insurance financing agreement...............................        1,761             9,888            5,168



CERTAIN SIGNIFICANT ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and


 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESTRUCTURING CHARGE

         As part of our ongoing efforts to streamline operations, a restructuring charge of $7,479,000 was recognized in 1999. The restructuring charge related to early retirement packages accepted by 37 employees and the relocation of our Gulf Coast Marine division office in Lafayette, Louisiana to the centralized Sugar Land, Texas office, which was completed during 2000. At December 31, 2000 and 1999, a liability of approximately $0 and $3,800,000, respectively, was reflected in our accompanying Consolidated Balance Sheets related to the early retirement packages.

ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. As of January 1, 2001, we adopted SFAS 133. The adoption did not have a material effect on our consolidated results of operations or financial position. (See
Note 9.)

NOTE 2 - ACQUISITIONS

         In June 1998, we and our joint venture partner formed Ilion, LLC, a limited liability company, which purchased the Noble Clyde Boudreaux (formerly Ilion), a Friede & Goldman 9500 Enhanced Pacesetter design semisubmersible. We acquired an initial 50 percent equity interest in Ilion, LLC for $12,825,000. In addition, we funded $17,380,000 to Ilion, LLC in the form of a promissory note that was convertible at our election into an additional 20 percent equity interest. On November 14, 2000, we acquired the remaining equity interest in Ilion, LLC from our joint venture partner for $13,000,000 in cash. As a result of this acquisition, the results of operations of the Noble Clyde Boudreaux are included in our Consolidated Statements of Income from November 14, 2000, and at that date, the respective assets and liabilities acquired were recorded at their estimated fair values. Prior to November 14, 2000, the investment was accounted for under the equity method.

         Effective January 1, 1999, we acquired a majority interest in Arktik Drilling Limited, Inc. ("Arktik") and a 100 percent interest in the bareboat charter of the Noble Kolskaya, in exchange for a variable rate note to Kvaerner Maritime A.S. ("Kvaerner") in the aggregate principal amount of $17,500,000 (the "Kvaerner Debt"). (See Note 6.) Arktik's principal asset is the drillship, the Noble Muravlenko. As a result of these acquisitions, the results of operations of Arktik and the Noble Kolskaya are included in our Consolidated Statements of Income from January 1, 1999, and at that date, the respective assets and liabilities acquired were recorded at their estimated fair values. Prior to January 1, 1999, the investments were accounted for under the equity method.

         In July 1998, we purchased the Noble Dave Beard (formerly Shelf 6), a Friede & Goldman 9500 Enhanced Pacesetter design semisubmersible, for $24,100,000 in cash. As of December 31, 2000, we had spent an additional $6,727,000 in preparation to upgrade the unit for work in deeper water depths if we are able to secure a long-term drilling contract for the unit.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - MARKETABLE SECURITIES

         As of December 31, 2000 and 1999, we owned marketable equity securities with a fair market value of $6,550,000 and $4,931,000, respectively. These investments are classified as available for sale and are included in "Other assets" in the Consolidated Balance Sheets at their fair market value. Gross unrealized holding losses on these investments at December 31, 2000 and 1999 were $4,048,000 and $5,686,000, respectively, and are included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. At December 31, 2000 and 1999, we did not own any marketable debt securities. Total realized gains related to short-term investments were $423,000, $0 and $6,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE 4 - COMPREHENSIVE INCOME

         We report and display comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components. Components of comprehensive income are net income and all changes in equity during a period except those resulting from transactions with owners. SFAS 130 requires enterprises to display comprehensive income and its components in the enterprise's financial statements, to classify items of comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income in shareholders' equity separately from retained earnings and additional paid-in capital.

         The following table sets forth the components of accumulated other comprehensive loss:



                                                                                                 ACCUMULATED
                                                FOREIGN         UNREALIZED         MINIMUM          OTHER
                                               CURRENCY       (LOSSES) GAINS       PENSION      COMPREHENSIVE
                                                 ITEMS         ON SECURITIES      LIABILITY          LOSS
                                           ----------------  ---------------  ---------------   --------------
Balance at December 31, 1998.............  $           (808) $            -   $        (1,470)  $       (2,278)
1999-period change.......................              (277)         (5,686)            1,365           (4,598)
                                           ----------------  --------------   ---------------   --------------
Balance at December 31, 1999.............            (1,085)         (5,686)             (105)          (6,876)
2000-period change.......................             1,617           1,638              (502)           2,753
                                           ----------------  --------------   ---------------   --------------
Balance at December 31, 2000.............  $            532  $       (4,048)  $          (607)  $       (4,123)
                                           ================  ==============   ===============   ==============


 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         On June 13, 2000, we formed Noble Crosco Drilling Ltd. ("Noble Crosco") with our joint venture partner. We acquired a 50 percent equity interest in Noble Crosco by investing $14,300,000 in cash. Our joint venture partner contributed the Panon, a Levingston 111-S independent leg designed jackup, for its 50 percent equity interest. We also agreed to lend Noble Crosco up to $7,000,000 pursuant to a credit agreement (the "Noble Crosco Credit Agreement") to finance part of the upgrade costs of the Panon. As of December 31, 2000, no fundings under the Noble Crosco Credit Agreement had been made. Any funds required for the upgrade, maintenance and operation of the Panon in excess of those funds generated from operations of the joint venture and available under the Noble Crosco Credit Agreement will be loaned by us to Noble Crosco. We are managing the upgrade of the Panon from a slot to a cantilever configuration, as well as the marketing and operation of the unit. We account for this investment using the equity method.

         On January 19, 2000, we and our joint venture partners formed Noble Rochford Drilling Ltd. ("Noble Rochford"), which purchased the Noble Julie Robertson (formerly Ocean Scotian), a Baker Marine European Class independent leg, cantilever designed jackup. We acquired a 50 percent equity interest in Noble Rochford by investing $10,000,000 in cash. Additionally, we (together with our joint venture partners) each agreed to make additional equity investments of up to $2,000,000, if needed, to help fund planned upgrades. We also agreed to lend Noble Rochford up to $24,000,000 pursuant to a credit agreement (the "Noble Rochford Credit Agreement") with Noble Rochford to fund the acquisition and upgrade of the Noble Julie Robertson. As of December 31, 2000, $23,100,000 was outstanding under the Noble Rochford Credit Agreement. We are managing the upgrade, marketing and operation of the Noble Julie Robertson. We account for this investment using the equity method.

         Balances related to joint ventures for 2000 and 1999 are reflected in the table below:

                                                               2000                    1999
                                                           -------------           -------------
Equity in losses of joint ventures (1).................    $      (3,910)          $        (691)
Investment in joint ventures (2).......................           21,174                  11,934
Advances to joint ventures (2).........................           23,817                  17,380


(1) Balance included in "Other, net" in the Consolidated Statements of Income. There was $2,752,000 in equity losses in 1998.

(2) Balance included in "Investments in and advances to joint ventures" in the Consolidated Balance Sheets.



 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - DEBT

         On March 16, 1999, we issued $150,000,000 principal amount of our 6.95% Senior Notes due 2009 and $250,000,000 principal amount of our 7.50% Senior Notes due 2019 (together, the "Notes"). Interest on the Notes is payable on March 15 and September 15 of each year. The Notes are redeemable, as a whole or from time to time in part, at our option on any date prior to maturity at prices equal to 100 percent of the outstanding principal amount of the notes redeemed plus accrued interest to the redemption date plus a make-whole premium, if any is required to be paid. The Notes are senior unsecured obligations and the indenture governing the Notes contains covenants that, among other things, limit our ability to create certain liens, engage in certain sale and lease-back transactions and merge, consolidate and sell assets, except under certain conditions.

         We used approximately $143,000,000 of the net proceeds from the issuance of the Notes to purchase and retire $125,000,000 principal amount of our 9 1/8% Senior Notes due 2006, which resulted in an extraordinary charge in 1999 of $10,833,000, net of taxes of $5,833,000. The extraordinary charge represents the difference between the acquisition price and the net carrying value of the notes purchased, including unamortized debt issuance costs.

         In May 1999, we entered into a financing agreement with Cananwill, Inc. related to the renewal of our Marine Package and Protection and Indemnity insurance policies for periods of 36 months and 12 months, respectively. We financed a total of $20,000,000 related to these insurance policies. The remaining principal balance of this debt was paid off in December 2000. The fixed annual interest rate on the debt related to the Marine Package and Protection and Indemnity insurance policies was 5.70 percent.

         In connection with the acquisitions regarding Arktik and the Noble Kolskaya (see Note 2) we incurred the Kvaerner Debt in the amount of $17,500,000. The Kvaerner Debt bears interest at a rate equal to the LIBOR rate plus 1.25 percent. Principal and interest is payable each October 1 and April 1 until October 1, 2003. We may prepay all or any portion of the balance, plus accrued interest, at any time after December 31, 1999. We prepaid $6,180,000 of the principal balance in December 2000. The interest rate as of December 31, 2000 was 8.01 percent per annum. Additionally in connection with such acquisitions, we recorded Arktik's outstanding bank indebtedness in the amount of $24,000,000 (the "Arktik Debt") and Arktik's indebtedness to a minority equity owner in Arktik in the amount of $7,900,000 (the "Minority Owner Debt"). The Minority Owner Debt is non-recourse except to Arktik and is secured by a mortgage on the Noble Muravlenko. The Minority Owner Debt bears interest at 12.0 percent per annum. Interest is payable on each April 1 and October 1. The principal balance of the debt is to be repaid over a three year period, beginning in 2009. The Arktik Debt was repaid during 2000.

         In December 1998, Noble Drilling (Paul Romano) Inc., an indirect, wholly-owned subsidiary of Noble Drilling and owner of the Noble Paul Romano, issued $112,250,000 principal amount of its fixed rate senior secured notes (the "Romano Notes") in two series (the "Series A Notes" and the "Series B Notes"). The Series A Notes bear interest at 6.33 percent per annum and the Series B Notes bear interest at 6.09 percent per annum. The Romano Notes are secured by a first naval mortgage on the Noble Paul Romano and are non-recourse except to the issuer thereof. The Romano Notes can be prepaid, in whole or in part, at a premium at any time. Pursuant to the trust indenture and security agreement under which the Romano Notes are issued, Noble Drilling (Paul Romano) Inc. is restricted from incurring any indebtedness other than the Romano Notes and the Noble Paul Romano may not be mortgaged to secure any debt other than the Romano Notes. Pursuant to the trust indenture, we were required to deposit an amount into two separate accounts, subject to control of a third-party trustee, to prepay the first month's principal and interest payment and provide an additional debt reserve balance equal to two months of debt service. Such amount totaled $3,889,000 and $4,010,000 at December 31, 2000 and 1999, respectively, and is included in "Restricted cash" in the Consolidated Balance Sheets.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In December 1998, Noble Drilling (Jim Thompson) Inc., an indirect, wholly-owned subsidiary of Noble Drilling and owner of the Noble Jim Thompson, issued $115,000,000 principal amount of its fixed rate senior secured notes (the "Thompson Notes") in four series. The Thompson Notes bear interest at rates of
5.93 percent to 7.25 percent per annum. The Thompson Notes are guaranteed by Noble Drilling and are secured by a first naval mortgage on the Noble Jim Thompson. The Thompson Notes can be prepaid, in whole or in part, at a premium at any time after January 1, 2001.

         In July 1998, Noble Drilling (Paul Wolff) Ltd., an indirect, wholly-owned subsidiary of Noble Drilling and owner of the Noble Paul Wolff, issued $145,000,000 principal amount of its fixed rate senior secured notes (the "Wolff Notes") in three series. The Wolff Notes bear interest at rates of 6.43 percent to 6.55 percent per annum. The Wolff Notes are guaranteed by Noble Drilling and are secured by a first naval mortgage on the Noble Paul Wolff. The Wolff Notes can be prepaid, in whole or in part, at a premium at any time after June 1, 2001.

         The following table summarizes our long-term debt:

                                                                                     DECEMBER 31,
                                                                      ----------------------------------------
                                                                           2000                      1999
                                                                      --------------            --------------
6.95% Senior Notes due 2009, net of unamortized discount of
  $88 in 2000 and $98 in 1999.....................................    $      149,912            $      149,902
7.50% Senior Notes due 2019.......................................           250,000                   250,000
Project Financings:
  Wolff Notes.....................................................           102,736                   124,544
  Romano Notes....................................................            77,654                    95,498
  Thompson Notes..................................................           107,120                   113,735
Kvaerner Debt.....................................................             4,320                    14,000
Arktik Debt.......................................................                 -                    20,000
Minority Owner Debt...............................................             7,900                     7,900
Insurance Financing...............................................                 -                    14,774
                                                                      --------------            --------------
                                                                             699,642                   790,353
Current Maturities................................................           (49,351)                  (59,460)
                                                                      --------------            --------------
Long-term Debt....................................................    $      650,291            $      730,893
                                                                      ==============            ==============


         Aggregate principal repayments of long-term debt for the next five years and thereafter are as follows:


                                       2001         2002          2003        2004         2005      THEREAFTER
                                   -----------  -----------   -----------  -----------  -----------  ----------
6.95% Senior Notes due 2009,
   net of unamortized
   discount of $88 in 2000...      $         -  $         -   $         -  $         -  $         -  $   149,912
7.50% Senior Notes due 2019..                -            -             -            -            -      250,000
Project Financings:
     Wolff Notes.............           23,251       24,799        26,458       28,228            -            -
     Romano Notes............           19,007       20,245        38,402            -            -            -
     Thompson Notes..........            5,653       12,774        15,984       14,744        8,511       49,454
Kvaerner Debt................            1,440        2,880             -            -            -            -
Minority Owner Debt..........                -            -             -            -            -        7,900
                                   -----------  -----------   -----------  -----------  -----------  -----------
     Total...................      $    49,351  $    60,698   $    80,844  $    42,972  $    8,511   $   457,266
                                   ===========  ===========   ===========  ===========  ===========  ===========


         The fair value of our total debt at December 31, 2000 was $692,775,000, based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities.



 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CREDIT FACILITIES

         We have an unsecured revolving bank credit facility totaling $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $40,000,000, through August 14, 2002. We are required to maintain various affirmative and negative covenants relating to interest coverage, fleet market value and net worth. The Credit Agreement contains restrictive covenants, including restrictions on incurring additional indebtedness, and restrictions on permitting additional liens, payment of dividends, transactions with affiliates, and mergers or consolidations. As of December 31, 2000 and 1999, we had no outstanding borrowings under the Credit Agreement and we had used $6,002,000 to support outstanding letters of credit as of December 31, 2000. As of December 31, 2000, $193,998,000 remained available under the Credit Agreement. Additionally, at December 31, 2000, $4,434,000 of bid and performance bonds had been supported by surety bonds.

NOTE 8 - SHAREHOLDERS' EQUITY

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

NOTE 9 - FINANCIAL INSTRUMENTS

         Because we operate internationally, we are exposed to foreign currency risk. We denominate our contracts predominantly in U.S. Dollars to mitigate the exposure to fluctuations in foreign currencies. We periodically use foreign exchange derivative instruments or spot purchases to hedge our known liabilities in foreign currencies to reduce the impact of foreign currency gains and losses in our financial results. It is our policy not to enter into derivative transactions for speculative purposes. Gains and losses on foreign exchange derivative instruments, which qualify as accounting hedges, are deferred and recognized when the underlying foreign exchange exposure is realized. To qualify for hedge accounting, the contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects that substantially offset those of the position being hedged. Gains and losses on foreign exchange derivative instruments that do not qualify as hedges for accounting purposes are recognized currently based on the change in the market value of the derivative instrument. We did not utilize foreign exchange derivative instruments in 2000 or 1999. During 1998, we entered into various foreign currency exchange contracts. These contracts expired monthly throughout 1998 and required us to exchange U.S. Dollars for Dutch Guilders and British Pounds Sterling totaling $33,800,000 and $24,700,000, respectively. There were no material gains or losses recognized in the years ended December 31, 2000, 1999 and 1998. At December 31, 2000 and 1999 there were no open foreign exchange derivative hedges.

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

                                                                                  AMOUNT RECEIVED
                                NOTIONAL                 SETTLEMENT                 (PAID) AT
PROJECT FINANCING                AMOUNT                     DATE                  SETTLEMENT DATE
------------------        -------------------        -----------------           ----------------
Noble Paul Wolff             $   145,000             June 8, 1998                  $       311
Noble Jim Thompson               137,750             November 3, 1998                   (3,837)
Noble Paul Romano                 16,875             December 14, 1998                    (741)


         The amounts received or paid at settlement of the interest rate swap contracts have been deferred and are classified as "Other assets" in the accompanying Consolidated Balance Sheets at December 31, 2000 and 1999. Such amounts will be recognized over the term at the respective project financings as an adjustment to the underlying yield of the financial instrument. (See Note 6.)

NOTE 10 - STOCK-BASED COMPENSATION PLANS

         We have several stock-based compensation plans, which are described below. Effective January 1, 1996, we adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). As permitted by SFAS 123, we have chosen to continue using the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion 25. Compensation expense of $9,097,000 was recognized during 1999, however, for stock options exercised by employees in which we bought the shares exercised directly from the employee. No compensation expense was recognized in 2000 and 1998 related to stock option awards. We modified our procedures regarding stock options during 1999 and do not anticipate future compensation expense related to stock option awards.

1991 STOCK OPTION AND RESTRICTED STOCK PLAN

         Our 1991 Stock Option and Restricted Stock Plan, as amended (the "1991 Plan"), provides for the granting of options to purchase our common stock, with or without stock appreciation rights, and the awarding of shares of restricted stock to selected employees. At December 31, 2000, 3,564,256 shares were available for grant or award under the 1991 Plan. In general, all options granted under the 1991 Plan have a term of 10 years, an exercise price equal to the fair market value of the common stock on the date of grant and vest one-third annually, commencing one year after the grant date.

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


 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A summary of the status of our stock options under both the 1991 Plan and 1992 Plan as of December 31, 2000, 1999 and 1998 and the changes during the year ended on those dates is presented below (actual amounts):

                                              2000                        1999                     1998
                                      ----------------------    ----------------------   --------------------------
                                      NUMBER OF    WEIGHTED      NUMBER OF    WEIGHTED     NUMBER OF      WEIGHTED
                                       SHARES       AVERAGE       SHARES       AVERAGE      SHARES        AVERAGE
                                      UNDERLYING   EXERCISE     UNDERLYING    EXERCISE     UNDERLYING     EXERCISE
                                       OPTIONS       PRICE        OPTIONS       PRICE       OPTIONS         PRICE
                                      ----------   ---------    ----------   ---------    -----------     ---------
Outstanding at beginning of the year   8,052,753  $    19.72     7,590,473  $    18.23      4,309,696     $   13.72
Granted.............................   1,893,200       42.57     1,521,550       21.00      3,776,618         22.49
Exercised  .........................  (2,574,559)      16.03      (868,290)       8.16       (348,880)         7.95
Forfeited...........................     (31,710)      21.85      (190,980)      23.79       (146,961)        22.10
                                      ----------   ---------    ----------   ---------    -----------     ---------
Outstanding at end of year..........   7,339,684   $   26.89     8,052,753   $   19.72      7,590,473     $   18.23
                                      ==========   =========    ==========   =========    ===========     =========
Exercisable at end of year..........   4,412,915   $   21.42     3,626,374   $   16.95      2,430,715     $   10.58
                                      ==========   =========    ==========   =========    ===========     =========


         The following table summarizes information about stock options outstanding at December 31, 2000 (actual amounts):


                                           OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                          ----------------------------------------------------   --------------------------------
                                                WEIGHTED
                                                 AVERAGE          WEIGHTED                           WEIGHTED
   RANGE OF EXERCISE          NUMBER            REMAINING          AVERAGE          NUMBER            AVERAGE
        PRICES              OUTSTANDING       LIFE (YEARS)     EXERCISE PRICE    EXERCISABLE      EXERCISE PRICE
----------------------    ---------------   ----------------   ---------------   -----------      ---------------
$  1.72   to    $ 5.00                600               1.21   $          3.85            600     $        3.85
   5.19   to      7.69            116,678               3.26              6.64        116,678              6.64
   9.81   to     14.00            305,305               5.68             10.33        276,138             10.10
  15.63   to     28.31          4,986,401               8.53             22.39      3,981,999             22.53
  28.32   to     48.81          1,930,700               9.75             42.37         37,500             32.50
----------------------    ---------------   ----------------   ---------------   ------------     -------------
$  1.72   to    $48.81          7,339,684               8.04   $         26.89      4,412,915     $       21.42
                          ===============   ================   ===============   ============     =============


         Additional disclosures required by SFAS 123 are as follows:

                                                                                         DECEMBER 31,
                                                                             ----------------------------------
                                                                                2000        1999         1998
                                                                             ---------    ---------   ---------
Weighted average fair value per option granted.............................  $   19.01    $    9.24   $   12.01

Valuation assumptions:
  Expected option term (years).............................................          5            5           5
  Expected volatility......................................................      41.24%       41.45%      38.06%
  Expected dividend yield..................................................          0%           0%          0%
  Risk-free interest rate..................................................       5.70%        4.65%       5.16%



 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table reflects pro forma net income and earnings per share had we elected to adopt the fair value approach of SFAS 123:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                 2000         1999         1998
                                                                             -----------  -----------   -----------
Pro forma effects:
  Net income...............................................................  $   152,835  $    73,502   $   152,113
  Earnings per share
    Basic..................................................................  $      1.15  $      0.56   $      1.16
    Diluted................................................................         1.13         0.55          1.15



OTHER STOCK BASED COMPENSATION

         In July 1996, we awarded selected employees 58,863 shares of restricted (i.e., nonvested) common stock pursuant to the 1991 Plan. One-half of these shares vested on each of the first and second anniversaries of the award date. In January 1998, we awarded selected employees 22,000 shares of restricted stock that vest 20 percent per year over a five-year period commencing on the first anniversary date of the award. In January 1999, we awarded one employee 15,000 shares of restricted stock that vest one-third per year over a three-year period commencing on the first anniversary date of the award. In February 1999 and October 1999, we awarded selected employees 190,000 shares and 230,000 shares, respectively, of restricted stock that vest 20 percent per year over a five-year period commencing on the first anniversary date of the award. In September 2000, we awarded one employee 25,000 shares of restricted stock that vest 20 percent per year over a five-year period commencing on the first anniversary date of the award. In October 2000, we awarded selected employees 227,500 shares of restricted stock that vest 20 percent per year over a five-year period commencing on the first anniversary date of the award.

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

         A summary of the restricted share and performance restricted share awards and the amounts recognized as compensation expense for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                                                 2000         1999         1998
                                                                             -----------  -----------   -----------
Restricted shares:
  Shares awarded.........................................................        252,500      435,000        22,000
  Average share price at award date......................................    $     43.04  $     17.35   $     28.25
Compensation expense recognized..........................................    $     2,139  $     2,309   $       835



 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES

         The components of and changes in the net deferred taxes were as follows:


                                                                                DECEMBER 31,          DECEMBER 31,
                                                                                    2000                  1999
                                                                                -------------        --------------
Deferred tax assets:
  Domestic:
    Net operating loss carryforwards........................................    $      22,856        $       51,890
    Tax credit carryforwards................................................           15,539                     -
  International:
    Net operating loss carryforwards........................................           12,349                10,697
                                                                                -------------        --------------
 Deferred tax assets........................................................    $      50,744        $       62,587
                                                                                =============        ==============


Deferred tax liabilities:
  Domestic:
    Excess of net book basis over remaining tax basis.......................    $    (174,422)       $     (109,373)
  International:
    Excess of net book basis over remaining tax basis.......................          (25,406)              (23,874)
                                                                                -------------        --------------
Deferred tax liabilities....................................................    $    (199,828)       $     (133,247)
                                                                                =============        ==============


         Income before income taxes and extraordinary items consisted of the following:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           2000            1999           1998
                                                                       -------------  -------------  -------------
Domestic...........................................................    $     168,268  $      20,250  $     106,552
International......................................................           58,039        105,236        124,367
                                                                       -------------  -------------  -------------
Total..............................................................    $     226,307  $     125,486  $     230,919
                                                                       =============  =============  =============


         The income tax provision consisted of the following:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           2000            1999           1998
                                                                       -------------  -------------  -------------
Current - domestic.................................................    $     (37,531) $      (4,894) $      49,506
Current - international............................................            4,391         13,970         20,509
Deferred - domestic................................................           93,893         18,448        (10,331)
Deferred - international...........................................                -          2,660          9,203
                                                                       -------------  -------------  -------------
Total..............................................................    $      60,753  $      30,184  $      68,887
                                                                       =============  =============  =============

 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A reconciliation of Federal statutory and effective income tax rates is shown below:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                           2000            1999           1998
                                                                       -------------  -------------  --------------
Statutory rate....................................................             35.0%          35.0%           35.0%
Effect of:
  International tax rates which are different than the U.S. rate..             (7.0)         (12.3)           (7.2)
  Other...........................................................             (1.2)           1.4             2.0
                                                                       ------------   ------------    ------------
Total.............................................................             26.8%          24.1%           29.8%
                                                                       ============   ============    ============


         During 2000, we generated net operating losses (NOL's) of $65,302,000 and $18,000,000 for U.S. Regular and Alternative Minimum Tax (AMT) purposes, respectively. We can carry these losses back two years and forward 20 years. We also have NOL's of $22,900,000 and $12,500,000 in Mexico and Qatar, respectively, which begin to expire in 2002. We believe that it is more likely than not that the deferred tax assets attributable to the NOL's will be realized. Therefore, there is no valuation allowance offsetting these assets.

         During 1999, we generated NOL's of $156,600,000 and $93,000,000 for U.S. Regular and AMT purposes, respectively. In 2000, we elected to carry the NOL's back to 1997 and 1998. As a result, we received cash refunds totaling $37,500,000. In addition, the carryback of the NOL's resulted in AMT credit carryforwards of $15,500,000. We can carry forward these credits indefinitely.

         Applicable U.S. income and foreign withholding taxes have not been provided on undistributed earnings of our international subsidiaries. Management does not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income taxes would not be material. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.

NOTE 12 - EMPLOYEE BENEFIT PLANS

         We have a noncontributory defined benefit plan which covers substantially all salaried employees and a noncontributory defined benefit pension plan which covers certain field employees. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees' compensation near retirement. Our funding policy is consistent with funding requirements of applicable laws and regulations. The assets of these plans consist of corporate equity securities, municipal and government bonds, and cash equivalents. We make cash contributions to the domestic plans when required. As of December 31, 2000, the domestic plan assets included $2,389,000 of Noble Drilling common stock valued at fair value at that date.

         Each of Noble Drilling (U.K.) Limited, Noble Enterprises Limited and Noble Drilling (Nederland) B.V., indirect, wholly-owned subsidiaries of Noble Drilling, maintains pension plans which cover all of their salaried, nonunion employees. Benefits are based on credited service and the average of the highest three years of qualified salary within the past ten years of participation.


 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Pension cost includes the following components:

                                                              YEAR ENDED DECEMBER 31,
                               ------------------------------------------------------------------------------------
                                           2000                         1999                        1998
                               ---------------------------  -------------------------   ---------------------------
                               INTERNATIONAL     DOMESTIC   INTERNATIONAL    DOMESTIC   INTERNATIONAL     DOMESTIC
                               -------------   -----------  -------------   ---------   -------------    ----------
Service cost.................  $       2,789   $     2,350   $      3,754   $    2,452   $      2,793    $    1,965
Interest cost................          1,602         2,719          1,459        2,384          1,233         2,334
Return on plan assets........         (1,714)       (3,486)        (1,373)      (3,281)        (1,587)       (3,429)
Amortization of prior service
  cost.......................             54           162              -          162              -            65
Amortization of transition
  obligation (asset).........            105             -            327         (141)           151          (456)
Recognized net actuarial
  (gain) loss................            (20)          (64)             1           88            105             -
                               -------------   -----------   ------------   ----------   ------------    ----------
Net pension expense..........   $      2,816   $     1,681   $      4,168   $    1,664   $      2,695    $      479
                                ============   ===========   ============   ==========   ============    ==========


         The funded status of the plans is as follows:

                                                                              AS OF DECEMBER 31,
                                                            -------------------------------------------------------
                                                                        2000                         1999
                                                            --------------------------  ---------------------------
                                                            INTERNATIONAL    DOMESTIC   INTERNATIONAL    DOMESTIC
                                                            -------------  -----------  -------------   -----------
Funded status.............................................  $      (3,226) $    (2,140) $      (2,598)  $       (17)
Unrecognized net loss.....................................         (1,331)         (22)        (1,248)       (2,663)
Unrecognized prior service cost...........................              -        1,418              -         1,580
Unrecognized transition obligation........................          1,776            -          1,983             -
                                                            -------------  -----------  -------------   -----------
Net amount recognized.....................................  $      (2,781) $      (744) $      (1,863)  $    (1,100)
                                                            =============  ===========  =============   ===========



 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Amounts recognized in the Consolidated Balance Sheets consist of:

                                                                              AS OF DECEMBER 31,
                                                            -------------------------------------------------------
                                                                        2000                       1999
                                                            --------------------------  ---------------------------
                                                            INTERNATIONAL    DOMESTIC   INTERNATIONAL    DOMESTIC
                                                            -------------  -----------  -------------  ------------
Accrued benefit liability.................................  $      (2,813) $    (2,053) $      (2,038)  $    (2,377)
Intangible asset..........................................             32          375            175         1,115
Accumulated other comprehensive loss......................              -          934              -           162
                                                            -------------  -----------  -------------   -----------
Net amount recognized.....................................  $      (2,781) $      (744) $      (1,863)  $    (1,100)
                                                            =============  ===========  =============   ===========


         A reconciliation of the changes in projected benefit obligations is as follows:


                                                                              AS OF DECEMBER 31,
                                                            -------------------------------------------------------
                                                                        2000                       1999
                                                            --------------------------  ---------------------------
                                                            INTERNATIONAL   DOMESTIC    INTERNATIONAL    DOMESTIC
                                                            ------------- ------------  -------------   -----------
Benefit obligation at beginning of year...................  $      28,341 $     34,020  $      28,424   $    37,514
Service cost..............................................          2,789        2,350          3,754         2,452
Interest cost.............................................          1,602        2,719          1,459         2,384
Actuarial (gains) losses..................................           (493)       4,320         (4,873)         (146)
Benefits paid.............................................           (963)      (1,861)        (1,093)       (8,184)
Plan participants' contribution...........................            394            -            670             -
Other.....................................................            (71)           -              -             -
                                                            -------------  -----------  -------------   -----------
Benefit obligation at end of year.........................  $      31,599  $    41,548  $      28,341   $    34,020
                                                            =============  ===========  =============   ===========


         A reconciliation of the changes in fair value of plan assets is as follows:

                                                                              AS OF DECEMBER 31,
                                                            -------------------------------------------------------
                                                                        2000                       1999
                                                            --------------------------  ---------------------------
                                                            INTERNATIONAL   DOMESTIC    INTERNATIONAL    DOMESTIC
                                                            -------------  ----------   -------------   -----------
Fair value of plan assets at beginning of year............  $      25,743  $   34,003   $      21,362   $    37,292
Actual return on plan assets..............................          1,587       5,228           2,692         4,895
Employer contribution.....................................          1,746       2,038           2,254             -
Plan participants' contribution...........................            394           -             670             -
Benefits and expenses paid................................         (1,097)     (1,861)         (1,235)       (8,184)
                                                            -------------  ----------   -------------   -----------
Fair value of plan assets at end of year..................  $      28,373  $   39,408   $      25,743   $    34,003
                                                            =============  ==========   =============   ===========

         The projected benefit obligations for the international and domestic plans were determined using an assumed discount rate of 6.0 percent and 7.25 percent, respectively, in 2000 and 1999, and 5.25 percent and 6.5 percent, respectively, in 1998. The assumed long-term rate of return on international plan assets was 6.25 percent, 6.75 percent and 6.0 percent for 2000, 1999 and 1998, respectively. The assumed long-term rate of return on domestic plan assets was 9.0 percent in each of the years presented. The projected benefit obligations assume a compensation increase for the international plan of 3.75 percent for 2000 and 1999 and 3.0 percent for 1998, and a 6.0 percent compensation increase per annum for the domestic plan in each of the years ended December 31, 2000, 1999 and 1998.


 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As part of a restructuring, we implemented an early retirement incentive program effective December 1, 1999. The charge related to this program was calculated based on SFAS No. 88 ("SFAS 88"). The total net charge under SFAS 88 was $4,004,000, which includes settlement, curtailment and special termination benefit recognition. (See Note 1.)

         We presently sponsor a 401(k) savings plan, medical and other plans for the benefit of our employees. The cost of maintaining these plans aggregated $14,288,000, $12,251,000 and $12,200,000 in 2000, 1999 and 1998, respectively.

         We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         On August 14, 2000, Raymond Verdin filed a lawsuit in the United States District Court for the Southern District of Texas, Galveston Division on behalf of himself and those similarly situated against the majority of offshore drilling companies in the United States, including Noble Drilling Corporation. Mr. Verdin sought to represent a class of offshore workers who are or have been employed by the defendants and alleged that the defendants conspired to avoid competition in the offshore labor market by agreeing to limit wages and benefits provided to offshore workers. An amended complaint was filed on October 6, 2000 in which a new plaintiff, Thomas Bryant, was substituted for Mr. Verdin. Mr. Bryant's lawsuit maintains the same allegations as Mr. Verdin's lawsuit and seeks an unspecified amount of treble damages and other relief for himself and an alleged class of offshore workers. Jeremy Richardson was added as another plaintiff and the plaintiffs added several new defendants including several subsidiaries of Noble Drilling Corporation. We filed an answer to the plaintiffs' Third Amended Complaint on February 26, 2001. We deny all allegations of liability asserted by plaintiffs and we expect that the outcome of this matter will not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

         We are a defendant in certain other claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

         At December 31, 2000, we had certain noncancellable, long-term operating leases, principally for office space and facilities, with various expiration dates. Future minimum rentals under these leases aggregate $1,879,000 for 2001, $1,597,000 for 2002, $1,507,000 for 2003, $1,427,000 for 2004,
$1,427,000 for 2005 and $9,617,000 thereafter. Rental expense for all operating leases was $2,343,000, $2,671,000 and $2,729,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                           NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - UNAUDITED INTERIM FINANCIAL DATA

         Unaudited interim financial information for the years ended December 31, 2000 and 1999 is as follows:

                                                                             QUARTER ENDED
                                                   -------------------------------------------------------------
                                                      MARCH 31        JUNE 30         SEPT. 30        DEC. 31
                                                   --------------  --------------  -------------  --------------
2000

Operating revenues...............................  $      184,819  $      230,724  $     225,878  $      241,179
Operating income.................................          46,871          69,352         71,296          81,105
Net income.......................................          25,503          43,381         44,813          51,857
Net income per share:
  Basic..........................................  $         0.19  $         0.32  $        0.33  $         0.39
  Diluted........................................            0.19            0.32           0.33            0.38


1999

Operating revenues...............................  $      180,120  $      175,471  $     176,825  $      173,487
Operating income (1).............................          38,931          41,987         41,200          27,843
Income before extraordinary charge...............          26,339          27,285         25,170          16,508
Extraordinary charge, net of tax (2).............         (10,833)              -              -               -
Net income.......................................          15,506          27,285         25,170          16,508
Net income per share: (2)
  Basic..........................................  $         0.12  $         0.21  $        0.19  $         0.12
  Diluted........................................            0.12            0.21           0.19            0.12



(1) Included in the quarter ended December 31, 1999 is a non-recurring restructuring charge of $7,479,000, or $4,861,000 net of tax, related to early retirement packages accepted by a number of employees and the relocation of our Gulf Coast Marine division office in Lafayette, Louisiana to our centralized office in Sugar Land, Texas.

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


 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENT AND RELATED INFORMATION

         We provide diversified services for the oil and gas industry. Our reportable segments consist of the primary services we provide, which include offshore contract drilling and turnkey drilling and engineering and consulting services. Although both of these segments are generally influenced by the same economic factors, each represents a distinct service to the oil and gas industry. Offshore contract drilling services is then separated into international and domestic contract drilling segments since there are certain economic and political risks associated with each of these geographic markets and our management makes decisions based on these markets accordingly.

         Our international contract drilling segment conducts contract drilling services in the North Sea, Brazil, offshore Africa, the Middle East and India. For the years ended December 31, 2000, 1999 and 1998, we also operated in Mexico and Venezuela. Our domestic contract drilling is conducted in the U.S. Gulf of Mexico. Our turnkey drilling and engineering and consulting segment consists of the coordination of all equipment, materials, services and management to drill a well to a specified depth for a fixed price, together with well site management, project management and technical services. We conduct these operations primarily in the U.S. Gulf of Mexico. On October 26, 2000, we announced that Triton had revised its business model to focus on well site management, project management and technical services.

         The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1). All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and earnings. Summarized financial information of our reportable segments for the years ended December 31, 2000, 1999 and 1998 is shown in the following table in thousands. The "Other" column includes results of labor contract drilling services, other insignificant operations and corporate related items.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                     TURNKEY
                                                     INTERNATIONAL     DOMESTIC      DRILLING &
                                                        CONTRACT       CONTRACT      ENGINEERING
                                                        DRILLING       DRILLING     & CONSULTING
                                                        SERVICES       SERVICES       SERVICES         OTHER          TOTAL
                                                     -------------  --------------  -------------  -------------  --------------
2000

Revenues from external customers...................  $     376,808  $      383,873  $      89,072  $      32,847  $      882,600
Intersegment revenues..............................              -           2,065             34            672           2,771
Depreciation and amortization......................         58,938          48,660             20          3,169         110,787
Interest expense...................................         24,881          28,715              -            982          54,578
Equity in loss of
    unconsolidated subsidiaries....................         (3,127)           (783)             -              -          (3,910)
Segment profit.....................................         52,200         108,928            955          3,471         165,554
Total assets.......................................      1,116,904       1,239,694          1,416        237,517       2,595,531
Capital expenditures...............................         40,033          80,799              -          4,367         125,199

1999

Revenues from external customers...................  $     436,579  $      151,286  $      79,223  $      38,815  $      705,903
Intersegment revenues..............................              -           1,522              -              -           1,522
Depreciation and amortization......................         57,700          28,054             54          3,173          88,981
Interest expense...................................         17,991          15,297              -           (138)         33,150
Equity in loss of
    unconsolidated subsidiaries....................              -            (691)             -              -            (691)
Segment profit (loss)..............................         90,424          13,449           (772)        (7,826)         95,275
Total assets.......................................      1,118,058       1,123,336          8,639        182,291       2,432,324
Capital expenditures...............................         63,487         356,459              -          1,733         421,679

1998

Revenues from external customers...................  $     483,086  $      122,027  $     113,171  $      69,957  $      788,241
Intersegment revenues..............................              -           1,683            391              -           2,074
Depreciation and amortization......................         53,905          13,144            171          4,471          71,691
Interest expense...................................         11,205           2,805              -         (8,829)          5,181
Equity in loss of
    unconsolidated subsidiaries....................         (2,752)              -              -              -          (2,752)
Segment profit (loss)..............................        144,460          33,184        (11,676)        (3,828)        162,140
Total assets.......................................      1,152,515         923,461          7,848         94,808       2,178,632
Capital expenditures...............................         87,171         444,349              -          9,051         540,571


 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table is a reconciliation of reportable segment profit or loss to consolidated totals:


                                                                           2000            1999           1998
                                                                       -------------  -------------  --------------
PROFIT OR LOSS

Total profit for reportable segments.................................  $     162,083  $     103,101  $      165,968
Other profits (losses)...............................................          3,471         (7,826)         (3,828)
Elimination of intersegment losses (profits).........................              -             27            (108)
Extraordinary charge, net of tax.....................................              -        (10,833)              -
                                                                       -------------  -------------  --------------
Total consolidated net income........................................  $     165,554  $      84,469  $      162,032
                                                                       =============  =============  ==============


         The following tables present revenues and identifiable assets by country based on the location of the service provided:


                                             REVENUES                                IDENTIFIABLE ASSETS
                          --------------------------------------------  -------------------------------------------
                                      YEAR ENDED DECEMBER 31,                           DECEMBER 31,
                          --------------------------------------------  -------------------------------------------
                              2000            1999           1998           2000            1999           1998
                          ------------   ------------   --------------  ------------   ------------    ------------
United States............ $    473,947   $    229,604   $      206,838  $  1,383,808   $  1,242,449    $    981,110
                          ------------   ------------   --------------  ------------   ------------    ------------

Angola...................        7,800              -                -        16,198              -               -
Brazil...................      111,966         89,991           29,261       423,382        418,865         325,176
Canada...................       16,947         15,976           15,381         9,377          9,092          10,476
Denmark..................       29,977         57,122           33,196        54,729         88,488          70,823
India....................       21,294         21,916           22,150        97,867        102,024          96,716
Mexico...................       20,730         27,467           96,967        48,637         47,560         100,041
Mozambique...............        4,623              -                -             -              -               -
Nigeria..................       50,263         40,592           99,526       128,835        107,342         133,600
Norway...................            -         29,723           31,389             -         56,534          52,973
Qatar....................       33,255         44,559           61,870       102,930        109,904         117,295
The Netherlands..........       76,623         81,445           45,608       229,888        100,778         158,966
United Arab Emirates.....            -              -                -        13,783              -               -
United Kingdom...........       24,522         43,637          108,964        60,421         62,201          75,998
Venezuela................       10,653         23,871           34,778        17,640         51,365          50,865
Zaire....................            -              -            2,313             -             18             112
Other....................            -              -                -         8,036         35,704           4,481
                          ------------   ------------   --------------  ------------   ------------    ------------
Total International......      408,653        476,299          581,403     1,211,723      1,189,875       1,197,522
                          ------------   ------------   --------------  ------------   ------------    ------------

            Total         $    882,600   $    705,903   $      788,241  $  2,595,531   $  2,432,324    $  2,178,632
                          ============   ============   ==============  ============   ============    ============


 (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our proxy statement for the annual meeting of stockholders to be held on April 26, 2001 (the "2001 Proxy Statement"), set forth certain information with respect to the directors of Noble Drilling and with respect to reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference.

         Certain information with respect to the executive officers of Noble Drilling is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" appearing in the 2001 Proxy Statement sets forth certain information with respect to the compensation of our management, and, except for the report of the compensation committee of the board of directors of Noble Drilling on executive compensation and the information therein under "Performance Graphs," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing in the 2001 Proxy Statement set forth certain information with respect to the ownership of voting securities and equity securities of Noble Drilling, and are incorporated herein by reference.

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

         (4) Financial Statements required by Form 11-K for the fiscal year ended December 31, 2000, with respect to the Noble Drilling Corporation 401(k) Savings Plan (formerly Noble Drilling Corporation Thrift Plan) (to be filed by amendment).

(b) The Company filed a Form 8-K on October 26, 2000 which included the Company's press release dated October 26, 2000 as Exhibit 99.1, announcing financial results for the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NOBLE DRILLING CORPORATION

Date: March 19, 2001
                           By:             /s/   JAMES C. DAY
                              --------------------------------------------------
                              James C. Day, Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following individuals on behalf of the Registrant and in the capacities and on the dates indicated.



               SIGNATURE                               CAPACITY IN WHICH SIGNED                        DATE
----------------------------------------    ------------------------------------------------    --------------------


     /s/   JAMES C. DAY                     Chairman and Chief Executive Officer                March 19, 2001
----------------------------------------    and Director
James C. Day                                (Principal Executive Officer)

     /s/   ROBERT D. CAMPBELL               President and Director                              March 19, 2001
----------------------------------------
Robert D. Campbell

     /s/   MARK A. JACKSON                  Senior Vice President and Chief Financial           March 19, 2001
----------------------------------------    Officer
Mark A. Jackson                             (Principal Financial and Accounting Officer)

     /s/   MICHAEL A. CAWLEY                Director                                            March 19, 2001
----------------------------------------
Michael A. Cawley

     /s/   LAWRENCE J. CHAZEN               Director                                            March 19, 2001
----------------------------------------
Lawrence J. Chazen

     /s/   TOMMY C. CRAIGHEAD               Director                                            March 19, 2001
----------------------------------------
Tommy C. Craighead

     /s/   JAMES L. FISHEL                  Director                                            March 19, 2001
----------------------------------------
James L. Fishel

     /s/   MARC E. LELAND                   Director                                            March 19, 2001
----------------------------------------
Marc E. Leland

     /s/   JACK E. LITTLE                   Director                                            March 19, 2001
----------------------------------------
Jack E. Little

     /s/   WILLIAM A. SEARS                 Director                                            March 19, 2001
----------------------------------------
William A. Sears


                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                                             EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------------------

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

 4.13        Second Amendment, dated September 10, 1998, to Credit Agreement, dated as of August 14, 1997, among Noble Drilling
             Corporation, the lending institutions listed from time to time on Annex I thereto, Credit Lyonnais, New York Branch, as Documentation Agent, and Christiania Bank og Kreditkasse ASA, New York Branch, as Administrative Agent (filed as
             Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

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

 4.17        Third Amendment, dated February 25, 1999, to Credit Agreement, dated as of August 14, 1997, among Noble Drilling
             Corporation, the lending institutions listed from time to time on Annex I thereto, Credit Lyonnais, New York Branch, as Documentation Agent, and Christiania Bank og Kreditkasse ASA, New York Branch, as Administrative Agent (filed as
             Exhibit 4.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

 4.18        Fourth Consent, dated January 14, 2000, to Credit Agreement, dated as of August 14, 1997, among Noble Drilling
             Corporation, the lending institutions listed from time to time on Annex I thereto, and Christiania Bank og Kreditkasse
             ASA, New York Branch, as Administrative Agent (filed as Exhibit 4.18 to the Registrant's Annual Report on Form 10-K
             for the year ended December 31, 1999 and incorporated herein by reference).

 4.19        Fifth Amendment, dated January 31, 2001, to Credit Agreement, dated as of August 14, 1997, among Noble Drilling
             Corporation, the lending institutions listed from time to time on Annex I thereto, Credit Lyonnais, New York
             Branch, as Documentation Agent, and Christiania Bank og Kreditkasse ASA, New York Branch, as Administrative Agent.

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

 10.21*      Employment Agreement dated as of October 22, 1998 by and between Noble Drilling Corporation and Danny W. Adkins.

 10.22*      Employment Agreement dated as of September 1, 2000 by and between Noble Drilling Corporation and Mark A. Jackson.

 10.23*      Amendment to the Noble Drilling Corporation 1991 Stock Option and Restricted Stock Plan, dated October 28, 1999
             (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

 10.24*      Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as Exhibit 10.1 to the Registrant's Registration
             Statement on Form S-8 dated January 18, 2001 (No. 333-53912) and incorporated herein by reference).

 21.1        Subsidiaries of the Registrant.

 23.1        Consent of PricewaterhouseCoopers LLP.


-----------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.