Form 10-Q
period 2001-03-31
NOBLE DRILLING CORP
filed 2001-05-04
CIK 777201

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Number of shares of Common Stock outstanding as of May 1, 2001: 134,096,831



================================================================================

                                                                       FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             MARCH 31,      DECEMBER 31,
                                                               2001             2000
                                                           ------------     ------------
                                                            (Unaudited)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...........................    $    220,727     $    173,235
  Restricted cash .....................................           3,889            3,889
  Accounts receivable .................................         156,438          175,394
  Inventories .........................................           3,882            3,870
  Prepaid expenses ....................................          14,319           13,241
  Other current assets ................................           6,926            9,503
                                                           ------------     ------------
Total current assets ..................................         406,181          379,132
                                                           ------------     ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ...................       2,586,096        2,567,079
  Other ...............................................          31,688           31,372
                                                           ------------     ------------
                                                              2,617,784        2,598,451
  Accumulated depreciation ............................        (530,661)        (503,322)
                                                           ------------     ------------
                                                              2,087,123        2,095,129
                                                           ------------     ------------

INVESTMENT IN AND ADVANCES TO JOINT VENTURES ..........          58,480           44,991
OTHER ASSETS ..........................................          87,615           76,279
                                                           ------------     ------------
                                                           $  2,639,399     $  2,595,531
                                                           ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ................    $     48,590     $     49,351
  Accounts payable ....................................          47,600           56,394
  Accrued payroll and related costs ...................          29,021           39,582
  Taxes payable .......................................          37,522           36,420
  Interest payable ....................................           4,331           10,409
  Other current liabilities ...........................          14,155           13,272
                                                           ------------     ------------
Total current liabilities .............................         181,219          205,428

LONG-TERM DEBT ........................................         636,421          650,291
DEFERRED INCOME TAXES .................................         159,133          149,084
OTHER LIABILITIES .....................................          17,015           17,746
COMMITMENTS AND CONTINGENCIES .........................              --               --
MINORITY INTEREST .....................................          (4,033)          (3,737)
                                                           ------------     ------------
                                                                989,755        1,018,812
                                                           ------------     ------------
SHAREHOLDERS' EQUITY
  Common stock-par value $0.10 per share ..............          13,808           13,744
  Capital in excess of par value ......................       1,036,932        1,019,615
  Retained earnings ...................................         722,510          668,047
  Treasury stock, at cost .............................        (103,395)        (104,894)
  Restricted stock (unearned compensation) ............         (14,944)         (15,670)
  Accumulated other comprehensive loss ................          (5,267)          (4,123)
                                                           ------------     ------------
                                                              1,649,644        1,576,719
                                                           ------------     ------------
                                                           $  2,639,399     $  2,595,531
                                                           ============     ============


        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                            THREE MONTHS ENDED MARCH 31,
                                                           -----------------------------
                                                               2001             2000
                                                           ------------     ------------

OPERATING REVENUES
  Contract drilling services ..........................    $    210,427     $    163,078
  Labor contract drilling services ....................           7,481            7,963
  Turnkey drilling services ...........................              --           13,039
  Engineering, consulting and other ...................           4,483              739
                                                           ------------     ------------
                                                                222,391          184,819
                                                           ------------     ------------
OPERATING COSTS AND EXPENSES
  Contract drilling services ..........................          96,182           83,193
  Labor contract drilling services ....................           6,079            5,726
  Turnkey drilling services ...........................              --           16,006
  Engineering, consulting and other ...................           2,856              282
  Depreciation and amortization .......................          27,939           26,364
  Selling, general and administrative .................           6,525            6,377
                                                           ------------     ------------
                                                                139,581          137,948
                                                           ------------     ------------

OPERATING INCOME ......................................          82,810           46,871

OTHER INCOME (EXPENSE)
  Interest expense ....................................         (12,555)         (13,499)
  Other, net ..........................................           2,850            2,049
                                                           ------------     ------------

INCOME BEFORE INCOME TAXES ............................          73,105           35,421
INCOME TAX PROVISION ..................................         (18,642)          (9,918)
                                                           ------------     ------------

NET INCOME ............................................    $     54,463     $     25,503
                                                           ============     ============

EARNINGS PER SHARE:
  Basic ...............................................    $       0.41     $       0.19
  Diluted .............................................    $       0.40     $       0.19


        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)



                                                                       THREE MONTHS ENDED MARCH 31,
                                                                      -----------------------------
                                                                          2001             2000
                                                                      ------------     ------------

NET INCOME .......................................................    $     54,463     $     25,503
                                                                      ------------     ------------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Foreign currency translation adjustments .....................             166              (55)
    Unrealized holding (losses) gains arising during period ......          (1,310)           1,260
                                                                      ------------     ------------
    Other comprehensive (loss) income ............................          (1,144)           1,205
                                                                      ------------     ------------

COMPREHENSIVE INCOME .............................................    $     53,319     $     26,708
                                                                      ============     ============


        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                              -----------------------------
                                                                                                  2001             2000
                                                                                              ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .............................................................................    $     54,463     $     25,503
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .....................................................          27,939           26,364
       Deferred income tax provision .....................................................           9,728           42,924
       Deferred repair and maintenance amortization ......................................           4,808            4,379
       Equity in loss of joint ventures ..................................................           2,054              190
       Compensation expense from stock-based plans .......................................             973              386
       Other .............................................................................           2,228            1,205
       Changes in current assets and liabilities, net of acquired working capital:
          Accounts receivable ............................................................          18,956          (13,659)
          Income tax receivable ..........................................................              --          (32,449)
          Other current assets ...........................................................           1,487           (5,775)
          Accounts payable ...............................................................          (8,794)            (913)
          Other current liabilities ......................................................         (13,517)         (16,398)
                                                                                              ------------     ------------
               Net cash provided by operating activities .................................         100,325           31,757
                                                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ...................................................................         (19,851)         (60,703)
  Investment in and advances to joint ventures ...........................................         (15,544)         (25,000)
  Deferred repair and maintenance expenditures ...........................................         (10,790)          (5,648)
  Investment in marketable debt securities ...............................................              --          (19,253)
  Acquisition of Maurer Engineering Incorporated .........................................          (3,579)              --
                                                                                              ------------     ------------
            Net cash used for investing activities .......................................         (49,764)        (110,604)
                                                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ..............................................................         (14,631)         (15,379)
  Proceeds from issuance of common stock, net ............................................          11,562           19,013
  Decrease in restricted cash ............................................................              --              249
                                                                                              ------------     ------------
               Net cash (used for) provided by financing activities ......................          (3,069)           3,883
                                                                                              ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................................          47,492          (74,964)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................         173,235          132,827
                                                                                              ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................    $    220,727     $     57,863
                                                                                              ============     ============


        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF ACCOUNTING

         The accompanying consolidated financial statements of Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company", "we", "our" and words of similar import) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions among Noble Drilling and its consolidated subsidiaries have been eliminated. The interim consolidated financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

         Noble Drilling (Paul Romano) Inc. was formed on April 3, 1998 for the purpose of owning the Noble Paul Romano and financing its conversion to a Noble EVA-4000TM semisubmersible. Noble Drilling (Paul Romano) Inc. is an indirect, wholly-owned subsidiary of Noble Drilling and is operated in a fashion that is intended to ensure that its assets and liabilities are distinct and separate from those of the Company and its affiliates and that the creditors of Noble Drilling (Paul Romano) Inc. would be entitled to satisfy their claims from the assets of Noble Drilling (Paul Romano) Inc. prior to any distribution to the Company or its affiliates.

         Certain reclassifications have been made in the prior year consolidated financial statements to conform to the classifications used in the 2001 consolidated financial statements. These reclassifications have no impact on net income.


NOTE 2 - ACQUISITION

         On February 20, 2001, we acquired substantially all the assets of Maurer Engineering Incorporated ("Maurer"), a privately held engineering firm that designs drilling products and drilling related software programs, for $6,560,000 in cash, common stock and the assumption of certain liabilities. Maurer will be integrated with our drilling technology subsidiary, Noble Engineering & Development Limited ("NED"), which focuses on developing drilling products and solutions to enhance drilling efficiency.


NOTE 3 - EARNINGS PER SHARE

         The following table reconciles the basic and diluted earnings per share computations for the three month periods ended March 31, 2001 and 2000 (in thousands, except per share amounts):

                                                      NET            BASIC          BASIC         DILUTED       DILUTED
                                                     INCOME         SHARES           EPS          SHARES          EPS
                                                  -----------    -----------     -----------    -----------   ----------

MARCH 31, 2001..............................      $    54,463        133,669     $      0.41        135,547   $     0.40

MARCH 31, 2000..............................      $    25,503        132,414     $      0.19        134,622   $     0.19


         Included in diluted shares are common stock equivalents relating to outstanding stock options of 1,878,000 shares and 2,208,000 shares for the three-month periods ended March 31, 2001 and 2000, respectively.

                                                                       FORM 10-Q

NOTE 4 - MARKETABLE SECURITIES

         As of March 31, 2001, we owned marketable equity securities with a fair market value of $5,647,000. These investments are classified as available for sale and are included in "Other assets" in the Consolidated Balance Sheets at their fair market value. Gross unrealized holding losses on these investments at March 31, 2001 were $5,358,000 and are included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. At March 31, 2001, we did not own any marketable debt securities.


NOTE 5 - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         In March 2001, we loaned our Noble CROSCO Drilling Ltd. ("Noble CROSCO") joint venture $5,200,000 pursuant to a credit agreement. We agreed to lend Noble CROSCO up to $7,000,000 under this credit agreement to finance part of the upgrade costs of the Panon. In addition, in March 2001 we loaned our Noble Rochford Drilling Ltd. ("Noble Rochford") joint venture $10,000,000 under a supplemental shareholder loan. These funds were used to complete the upgrade of the Noble Julie Robertson. We have a 50 percent equity interest in each of Noble CROSCO and Noble Rochford. We account for these investments using the equity method.


NOTE 6 - CREDIT FACILITIES

         We have an unsecured revolving bank credit facility totaling $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $40,000,000, through August 14, 2002. We are required to maintain various affirmative and negative covenants relating to interest coverage, fleet market value and net worth. The Credit Agreement contains restrictive covenants, including restrictions on incurring additional indebtedness, and restrictions on permitting additional liens, payment of dividends, transactions with affiliates, and mergers or consolidations. As of March 31, 2001, we had no outstanding borrowings under the Credit Agreement and had outstanding letters of credit and third-party corporate guarantees totaling $13,808,000. As of March 31, 2001, $193,192,000 remained available under the Credit Agreement. Additionally, $4,601,000 of bid and performance bonds had been supported by surety bonds.


NOTE 7 - SEGMENT AND RELATED INFORMATION

         We provide diversified services for the oil and gas industry. Our reportable segments consist of the primary services we provide, which include offshore contract drilling and engineering and consulting services. Although both of these segments are generally influenced by the same economic factors, each represents a distinct service to the oil and gas industry. Offshore contract drilling services is then separated into international and domestic contract drilling segments since there are certain economic and political risks associated with each of these geographic markets and our management makes decisions based on these markets accordingly.

         Our international contract drilling segment conducts contract drilling services in the North Sea, Brazil, West Africa, the Middle East and India. For the three months ended March 31, 2001 and 2000, we also operated in Mexico and for the three months ended March 31, 2000, we operated in Venezuela. Our domestic contract drilling is conducted in the U.S. Gulf of Mexico. Our engineering and consulting segment consists of well site management, project management and technical services performed by our Triton Engineering subsidiary ("Triton"), as well as the design and development of drilling products and drilling related software programs by NED and Maurer. During the fourth quarter of 2000, we announced that Triton had revised its business model to focus on well site management, project management and technical services. Turnkey drilling, Triton's major revenue source prior to revising its business model, involved Triton's coordination of all equipment, materials, services and management to drill a well to a specified depth, for a fixed price. Because of Triton's revised business model, past results of the engineering and consulting services segment may not be indicative of future results.

                                                                       FORM 10-Q

         All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and earnings. Summarized financial information of our reportable segments for the three months ended March 31, 2001 and 2000 is shown in the following table (in thousands). The "Other" column includes results of labor contract drilling services, other insignificant operations and corporate related items. Our engineering and consulting services segment included turnkey drilling operations for the period ended March 31, 2000.



                                          INTERNATIONAL    DOMESTIC
THREE MONTHS ENDED:                          CONTRACT      CONTRACT    ENGINEERING
-------------------                          DRILLING      DRILLING   & CONSULTING
MARCH 31, 2001:                              SERVICES      SERVICES     SERVICES         OTHER           TOTAL
---------------                           -------------   ----------  ------------     ----------     ----------

Revenues from external customers .......    $   95,095    $  116,609    $    2,220     $    8,467     $  222,391
Intersegment revenues ..................            --            --            47             --             47
Segment profit .........................        14,605        39,535            87            249         54,476
Total assets ...........................     1,102,633     1,467,824         8,816         60,126      2,639,399

MARCH 31, 2000:
---------------

Revenues from external customers .......    $   84,886    $   78,432    $   13,140     $    8,361     $  184,819
Intersegment revenues ..................            --           102            --             --            102
Segment profit (loss) ..................         9,660        18,151        (2,127)          (181)        25,503
Total assets ...........................     1,190,866     1,160,419        14,062        134,751      2,500,098

       The following table is a reconciliation of reportable segment profit to our consolidated totals for the three months ended March 31, 2001 and 2000 (in thousands).

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                 -----------------------------
                                                     2001             2000
                                                 ------------     ------------

Total profit for reportable segments ........    $     54,227     $     25,684
Elimination of intersegment profits .........             (13)              --
Other profit (loss) .........................             249             (181)
                                                 ------------     ------------
  Total consolidated net income .............    $     54,463     $     25,503
                                                 ============     ============

                                                                       FORM 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, volatility in crude oil and natural gas prices, potential deterioration in the demand for our drilling services and resulting declining dayrates, the cancellation by our customers of drilling contracts or letter agreements or letters of intent for drilling contracts or their exercise of early termination provisions generally found in our drilling contracts, intense competition in the drilling industry, political and economic conditions in the United States and in international markets where we operate, cost overruns or delays on shipyard repair, maintenance, conversion or upgrade projects, adverse weather (such as hurricanes) and seas, operational risks (such as blowouts and fires), limitations on our insurance coverage, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation). All of the foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this Form 10-Q, the words "believes", "anticipates", "expects", "plans" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

         As used herein, unless otherwise required by the context, the term "Noble Drilling" refers to Noble Drilling Corporation and the terms "Company", "we", "our", and words of similar import refer to Noble Drilling and its consolidated subsidiaries. The use herein of such terms as group, organization, we, us, our and its, or references to specific entities, is not intended to be a precise description of corporate relationships.


THE COMPANY

         We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 49 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of nine semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. Our premium fleet of 34 independent leg, cantilever jackup rigs includes 21 units that operate in water depths of 300 feet and greater, four of which operate in water depths of 360 feet and greater, and 11 units that operate in water depths of 250 feet. In addition, our fleet includes three submersible drilling units. Nine of our drilling units are capable of operating in harsh environments. Nearly 60 percent of the fleet is currently deployed in international markets, principally including the North Sea, Brazil, West Africa, the Middle East and India. During the first quarter of 2001, we also operated in Mexico. We also provide labor contract drilling services, well site and project management services, and engineering services.

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

         Oil and natural gas prices remained strong during the first quarter of 2001 as a result of OPEC production policies and tight supplies of natural gas in the U.S. Demand for offshore drilling rigs in the U.S. Gulf of Mexico has continued to strengthen since the third quarter of 1999, and as a result, rig utilization and dayrates have continued to rise. We believe the increased demand for domestic rigs is largely attributable to oil and gas prices that began rising in 1999

                                                                       FORM 10-Q

and have remained at high levels as compared to average prices in recent years. In addition, drilling activity in many international markets is showing signs of improvement in the form of higher utilization rates and dayrates. Oil companies continue to work through the effects of industry consolidation, which has inhibited capital spending on exploration and development. We expect that further consolidation among our customer base would dampen drilling activity levels near-term. We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications and to redeploy assets in important geological areas.


ACQUISITION

         On February 20, 2001, we acquired substantially all the assets of Maurer Engineering Incorporated ("Maurer"), a privately held engineering firm that designs drilling products and drilling related software programs, for $6,560,000 in cash, common stock and the assumption of certain liabilities. Maurer will be integrated with our drilling technology subsidiary, Noble Engineering & Development Limited, which focuses on developing drilling products and solutions to enhance drilling efficiency.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     GENERAL

         Net income for the first quarter of 2001 (the "Current Quarter") was $54,463,000, or $0.40 per diluted share, on operating revenues of $222,391,000, compared to net income for the first quarter of 2000 (the "Comparable Quarter") of $25,503,000, or $0.19 per diluted share, on operating revenues of $184,819,000.

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for our rig fleet for the three months ended March 31, 2001 and 2000:

                                    AVERAGE RIG
                                 UTILIZATION RATE (1)                OPERATING DAYS                  AVERAGE DAYRATE
                             -----------------------------     ----------------------------    ----------------------------
                                  THREE MONTHS ENDED               THREE MONTHS ENDED              THREE MONTHS ENDED
                                        MARCH 31,                        MARCH 31,                       MARCH 31,
                             -----------------------------     ----------------------------    ----------------------------
                                 2001             2000             2001            2000            2001            2000
                             ------------     ------------     ------------    ------------    ------------    ------------

International ...........              79%              64%           1,873           1,624    $     50,269    $     52,200
Domestic ................              99%              84%           1,591           1,240    $     73,082    $     63,149

----------

(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.

                                                                       FORM 10-Q

     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for the three months ended March 31, 2001 and 2000:

                                                           REVENUES                   GROSS MARGIN
                                                ----------------------------    ----------------------------
                                                     THREE MONTHS ENDED            THREE MONTHS ENDED
                                                          MARCH 31,                     MARCH 31,
                                                ----------------------------    ----------------------------
                                                    2001            2000            2001            2000
                                                ------------    ------------    ------------    ------------
                                                                      (In thousands)

Contract drilling services .................    $     94,153    $     84,773    $     37,264    $     32,280
Labor contract drilling services ...........           7,481           7,963           1,402           2,237
Engineering, consulting and other ..........           1,928             613           1,016             402
                                                ------------    ------------    ------------    ------------
         Total .............................    $    103,562    $     93,349    $     39,682    $     34,919
                                                ============    ============    ============    ============


         OPERATING REVENUES. International contract drilling revenues increased $9,380,000 due to higher average rig utilization rates in West Africa and the North Sea and higher average dayrates in West Africa. This increase was partially offset by the expiration of contracts in Venezuela and the Middle East. Labor contract drilling services revenues decreased $482,000 due to the expiration of a North Sea labor contract which was not renewed. International engineering, consulting and other revenues increased $1,315,000 due to an engineering services contract in the North Sea which began during the fourth quarter of 2000 and incentive bonuses on certain rigs in West Africa.

         GROSS MARGIN. International contract drilling services gross margin increased $4,984,000 due to higher average rig utilization rates in West Africa and the North Sea and higher average dayrates in West Africa. Labor contract drilling services gross margin decreased $835,000 due to the expiration of a North Sea labor contract.


     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for our domestic operations for the three months ended March 31, 2001 and 2000:

                                                          REVENUES                    GROSS MARGIN
                                                ----------------------------    ----------------------------
                                                    THREE MONTHS ENDED             THREE MONTHS ENDED
                                                         MARCH 31,                       MARCH 31,
                                                ----------------------------    ----------------------------
                                                    2001            2000            2001            2000
                                                ------------    ------------    ------------    ------------
                                                                      (In thousands)

Contract drilling services .................    $    116,274    $     78,305    $     76,981    $     47,605
Turnkey drilling services ..................              --          13,039              --          (2,967)
Engineering, consulting and other ..........           2,555             126             611              55
                                                ------------    ------------    ------------    ------------
         Total .............................    $    118,829    $     91,470    $     77,592    $     44,693
                                                ============    ============    ============    ============


         OPERATING REVENUES. Domestic contract drilling services revenues increased $37,969,000 due to higher average dayrates, higher rig utilization rates and increased operating days. These operating statistics were higher as a result of improved market conditions for U.S. Gulf of Mexico jackup rigs and the delivery of the Noble Homer Ferrington semisubmersible in March 2000. There was no turnkey drilling activity in the Current Quarter as our Triton Engineering subsidiary ("Triton") revised its business model during the fourth quarter of 2000 to focus on well site management, project management and technical services. Domestic engineering, consulting and other revenues increased $2,429,000 as a result of Triton's revised business model and additional revenues from Noble Engineering & Development Limited.

                                                                       FORM 10-Q

         GROSS MARGIN. Domestic contract drilling services gross margin increased $29,376,000 due to higher average dayrates, higher rig utilization rates and increased operating days. The negative results from domestic turnkey drilling services in the Comparable Quarter were primarily due to a loss on a well that experienced unexpected drilling difficulties.


     OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $1,575,000 due primarily to the activation of the Noble Homer Ferrington semisubmersible in March 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $148,000 due to higher employee costs.

         INTEREST EXPENSE. Interest expense decreased $944,000 due to lower average debt balances in the Current Quarter, partially offset by capitalized interest costs in the Comparable Quarter during the upgrade of the Noble Homer Ferrington, which was completed in March 2000.

         INCOME TAX PROVISION. Income tax provision increased $8,724,000 due to higher pretax earnings, partially offset by a lower effective tax rate. The effective tax rate was below 26% in the Current Quarter compared to 28% in the Comparable Quarter.


LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW

         At March 31, 2001, we had cash and cash equivalents of $220,727,000 and approximately $193,192,000 of funds available under our bank credit facility. We had working capital, including cash, of $224,962,000 and $173,704,000 at March 31, 2001 and December 31, 2000, respectively. Total debt as a percentage of total debt plus shareholders' equity was 29 percent at March 31, 2001 compared to 31 percent at December 31, 2000.


    CAPITAL EXPENDITURES

         Capital expenditures totaled $19,851,000 for the Current Quarter. In addition, Current Quarter loans to our joint ventures and deferred maintenance expenditures totaled $15,544,000 and $10,790,000, respectively. We expect our capital expenditures for the remainder of 2001 will aggregate approximately $180,000,000 and our joint venture fundings and deferred repair and maintenance expenditures for the remainder of 2001 will aggregate approximately $4,000,000 and $42,000,000, respectively. For more information on loans to our joint ventures, see Note 5 to our accompanying consolidated financial statements.

         Certain projects currently under consideration could require, if they materialize, capital expenditures or other cash requirements not included in the above estimate. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Other factors that could cause actual capital expenditures to materially exceed the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.

                                                                       FORM 10-Q

      CREDIT FACILITIES AND LONG-TERM DEBT

         The term of our $200,000,000 bank credit agreement (the "Credit Agreement") extends through August 14, 2002. As of March 31, 2001, we had no borrowings under the Credit Agreement and had outstanding letters of credit and third-party corporate guarantees totaling $13,808,000. Additionally, at March 31, 2001, $4,601,000 of bid and performance bonds had been supported by surety bonds. As of March 31, 2001, we had the ability to borrow $193,192,000 under the Credit Agreement. As of May 1, 2001, we had no borrowings under the Credit Agreement.

         At March 31, 2001, total long-term debt was $685,011,000, including current maturities of $48,590,000, compared to total long-term debt of $699,642,000, including current maturities of $49,351,000, at December 31, 2000.

         We believe that our cash and cash equivalents, cash flows from operating activities, available borrowings under lines of credit, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.


ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133, as amended, was effective for fiscal years beginning after June 15, 2000. As of January 1, 2001, we adopted SFAS 133. The adoption did not have a material effect on our consolidated results of operations, cash flows or financial position.

                                                                       FORM 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread from LIBOR. At March 31, 2001, there were no outstanding borrowings under our Credit Agreement. Therefore, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis.


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

                                                                       FORM 10-Q

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 14, 2000, Raymond Verdin filed a lawsuit in the United States District Court for the Southern District of Texas, Galveston Division on behalf of himself and those similarly situated against the majority of offshore drilling companies in the United States, including Noble Drilling Corporation. Mr. Verdin sought to represent a class of offshore workers who are or have been employed by the defendants and alleged that the defendants conspired to avoid competition in the offshore labor market by agreeing to limit wages and benefits provided to offshore workers. An amended complaint was filed on October 6, 2000 in which a new plaintiff, Thomas Bryant, was substituted for Mr. Verdin. Mr. Bryant's lawsuit maintains the same allegations as Mr. Verdin's lawsuit and seeks an unspecified amount of treble damages and other relief for himself and an alleged class of offshore workers. Jeremy Richardson was added as another plaintiff and the plaintiffs added several new defendants including several subsidiaries of Noble Drilling Corporation. We filed an answer to the plaintiffs' Third Amended Complaint on February 26, 2001. We are aware that one of the defendants has entered into an agreement to settle the plaintiffs' claims against such defendant, contingent upon the satisfaction of certain conditions. Other defendants may be negotiating settlement agreements with the plaintiffs. We deny all allegations of liability asserted by plaintiffs and we expect that the outcome of this matter will not have a material adverse effect on our consolidated results of operations, cash flows or financial position.

         There are no other material pending legal proceedings to which we are a party or of which our property is the subject. We are involved in certain routine litigation incidental to our business.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 20, 2001, we issued 57,746 shares of our common stock to Maurer in an acquisition transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as not involving any public offering. The aggregate value of the shares issued was determined to be $2,500,000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of stockholders of Noble Drilling was held in Houston, Texas, at 10:00 a.m., local time, on April 26, 2001.

         (b) Proxies were solicited by the Board of Directors of Noble Drilling pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees for election as directors as listed in the proxy statement and all of such nominees were duly elected.

         (c) Out of a total of 133,729,601 shares of Noble Drilling common stock outstanding and entitled to vote at the annual meeting, 125,116,272 shares were present in person or by proxy, representing approximately 94 percent of the outstanding shares. The only matter voted on by the stockholders, as fully described in the proxy statement for the annual meeting, was the election of directors to serve three-year terms on the Board of Directors of Noble Drilling. The results of voting were as follows:

                                                                                                 Number of Shares
                             Nominee                       Number of Shares                    WITHHOLDING AUTHORITY
                         for Re-election               Voting FOR Re-election               to Vote for Re-election as
                           as Director                       as Director                              Director
                     -----------------------         ---------------------------        -----------------------------------

                     Michael A. Cawley                           124,554,810                                    561,462
                     Jack E. Little                              124,535,551                                    580,721


         (d)      Inapplicable.

                                                                       FORM 10-Q

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The information required by this Item 6(a) is set forth in the Index to Exhibits accompanying this quarterly report and is incorporated herein by reference.

         (b) Two reports on Form 8-K were filed during the quarter ended March 31, 2001.

                  We filed a Form 8-K on March 12, 2001 which included our Monthly Fleet Status Report as of March 1, 2001 as Exhibit 99.1.

                  We filed a Form 8-K on February 1, 2001 which included our press release dated February 1, 2001 as Exhibit 99.1, announcing financial results for the quarter ended and year ended December 31, 2000.

                                                                       FORM 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         NOBLE DRILLING CORPORATION



DATE:  May 4, 2001       By: /s/ ROBERT D. CAMPBELL
                             --------------------------------------------------
                             ROBERT D. CAMPBELL,
                             President


DATE:  May 4, 2001       By: /s/ MARK A. JACKSON
                             --------------------------------------------------
                             MARK A. JACKSON,
                             Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


         EXHIBIT
         NUMBER                    DESCRIPTION
         ------                    -----------

         (None.)