Form 10-K/A
period 2000-12-31
NOBLE DRILLING CORP
filed 2001-06-28
CIK 777201

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

         Number of shares of Common Stock outstanding as of March 7, 2001:
133,729,601

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:


         (1) Proxy statement for the 2001 annual meeting of stockholders - Part III

         This Amendment No. 1 to the Annual Report on Form 10-K of Noble Drilling Corporation for the year ended December 31, 2000 (the "2000 Form 10-K") is being filed for the following purposes:

                  (1) To file the financial statements required by Form 11-K for the fiscal year ended December 31, 2000 with respect to the Noble Drilling Corporation 401(k) Savings Plan as Exhibit 99.1.

                  (2) To amend Item 14 of the 2000 Form 10-K to reflect the filing herewith of new Exhibit 99.1. Item 14 is restated as set forth below.

                  (3) To restate in its entirety the Index to Exhibits to the 2000 Form 10-K as set forth following the signature page, in order to reflect the inclusion therein, and the filing herewith, of new Exhibit 99.1.


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


                                        NOBLE DRILLING CORPORATION


Date:  June 28, 2001                    By:  /s/   ROBERT D. CAMPBELL
                                             ----------------------------------
                                             Robert D. Campbell, President

                                INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                             EXHIBIT
       -------    --------------------------------------------------------------

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

         3.7 Composite copy of the Bylaws of the Registrant as currently in effect (filed as Exhibit 3.7 to the Registrant's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December
                  31, 1998 and incorporated herein by reference).

         4.1      Indenture dated as of March 1, 1999, between Noble Drilling
                  Corporation and Chase Bank of Texas, National Association, as trustee (filed as Exhibit 4.1 to the Registrant's Form 8-K dated March 22, 1999 (date of event: March 1, 1999) and incorporated herein by reference).

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

         4.19+ Fifth Amendment, dated January 31, 2001, to Credit Agreement, dated as of August 14, 1997, among Noble Drilling Corporation, the lending institutions listed from time to time on Annex I thereto, Credit Lyonnais, New York Branch, as Documentation
                  Agent, and Christiania Bank og Kreditkasse ASA, New York
                  Branch, as Administrative Agent.

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

         10.11*   Noble Drilling Corporation Short-Term Incentive Plan (revised
                  April 2000) (filed as Exhibit 10.11 to the Registrant's Annual
                  Report on Form 10-K/A (Amendment No. 1) for the year ended
                  December 31, 1999 and incorporated herein by reference.

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

         10.21*+ Employment Agreement dated as of October 22, 1998 by and between Noble Drilling Corporation and Danny W. Adkins.

         10.22*+ Employment Agreement dated as of September 1, 2000 by and between Noble Drilling Corporation and Mark A. Jackson.

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

         21.1+    Subsidiaries of the Registrant.

         23.1+    Consent of PricewaterhouseCoopers LLP.

         99.1** Financial Statements required by Form 11-K for the fiscal year ended December 31, 2000 with respect to the Noble Drilling
                  Corporation 401(k) Savings Plan (including consent of
                  PricewaterhouseCoopers LLP regarding the incorporation by reference thereof).

----------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

**       Filed with this Amendment No. 1.

+ This exhibit was previously filed as part of, and is hereby incorporated by reference to the same numbered exhibit filed with, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.