Form 10-Q
period 2001-06-30
NOBLE DRILLING CORP
filed 2001-08-13
CIK 777201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

 Number of shares of Common Stock outstanding as of August 6, 2001: 131,988,520

                                                                       FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                          JUNE 30,            DECEMBER 31,
                                                            2001                  2000
                                                        -----------           ------------
                                                         (Unaudited)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents ...................       $   218,600           $   173,235
    Restricted cash .............................             7,190                 3,889
    Accounts receivable .........................           192,766               175,394
    Inventories .................................             3,619                 3,870
    Prepaid expenses ............................            10,122                13,241
    Other current assets ........................            20,337                 9,503
                                                        -----------           -----------
Total current assets ............................           452,634               379,132
                                                        -----------           -----------

PROPERTY AND EQUIPMENT
    Drilling equipment and facilities ...........         2,612,117             2,567,079
    Other .......................................            31,764                31,372
                                                        -----------           -----------
                                                          2,643,881             2,598,451
    Accumulated depreciation ....................          (559,302)             (503,322)
                                                        -----------           -----------
                                                          2,084,579             2,095,129
                                                        -----------           -----------

INVESTMENT IN AND ADVANCES TO JOINT VENTURES.....            60,413                44,991
OTHER ASSETS ....................................            88,434                76,279
                                                        -----------           -----------
                                                        $ 2,686,060           $ 2,595,531
                                                        ===========           ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt ........       $    49,364           $    49,351
    Accounts payable ............................            47,459                56,394
    Accrued payroll and related costs ...........            41,653                39,582
    Taxes payable ...............................            38,008                36,420
    Interest payable ............................            11,437                10,409
    Other current liabilities ...................            14,730                13,272
                                                        -----------           -----------
Total current liabilities .......................           202,651               205,428

LONG-TERM DEBT ..................................           623,788               650,291
DEFERRED INCOME TAXES ...........................           174,040               149,084
OTHER LIABILITIES ...............................            17,021                17,746
COMMITMENTS AND CONTINGENCIES ...................                --                    --
MINORITY INTEREST ...............................            (4,617)               (3,737)
                                                        -----------           -----------
                                                          1,012,883             1,018,812
                                                        -----------           -----------
SHAREHOLDERS' EQUITY
    Common stock-par value $0.10 per share ......            13,814                13,744
    Capital in excess of par value ..............         1,039,000             1,019,615
    Retained earnings ...........................           790,513               668,047
    Treasury stock, at cost .....................          (152,097)             (104,894)
    Restricted stock (unearned compensation) ....           (13,971)              (15,670)
    Accumulated other comprehensive loss ........            (4,082)               (4,123)
                                                        -----------           -----------
                                                          1,673,177             1,576,719
                                                        -----------           -----------
                                                        $ 2,686,060           $ 2,595,531
                                                        ===========           ===========

        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q


                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                THREE MONTHS ENDED JUNE 30,
                                               -----------------------------
                                                  2001                2000
                                               ---------           ---------
OPERATING REVENUES
  Contract drilling services ........          $ 233,344           $ 190,416
  Labor contract drilling services ..              7,977               7,628
  Turnkey drilling services .........                 --              30,343
  Engineering, consulting and other .              5,325               2,337
                                               ---------           ---------
                                                 246,646             230,724
                                               ---------           ---------
OPERATING COSTS AND EXPENSES
  Contract drilling services ........            103,437              95,930
  Labor contract drilling services ..              6,558               6,358
  Turnkey drilling services .........                 --              23,778
  Engineering, consulting and other .              3,807               1,847
  Depreciation and amortization .....             29,116              27,865
  Selling, general and administrative              6,330               5,594
                                               ---------           ---------
                                                 149,248             161,372
                                               ---------           ---------

OPERATING INCOME ....................             97,398              69,352

OTHER INCOME (EXPENSE)
  Interest expense ..................            (12,401)            (13,761)
  Other, net ........................              4,268               4,660
                                               ---------           ---------

INCOME BEFORE INCOME TAXES ..........             89,265              60,251
INCOME TAX PROVISION ................            (21,262)            (16,870)
                                               ---------           ---------

NET INCOME ..........................          $  68,003           $  43,381
                                               =========           =========

EARNINGS PER SHARE:
  Basic .............................          $    0.51           $    0.32
  Diluted ...........................          $    0.50           $    0.32


        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q


                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                 SIX MONTHS ENDED JUNE 30,
                                             ----------------------------------
                                                 2001                  2000
                                             ------------         -------------
OPERATING REVENUES
  Contract drilling services ........          $ 443,771           $ 353,494
  Labor contract drilling services ..             15,458              15,591
  Turnkey drilling services .........                 --              43,382
  Engineering, consulting and other .              9,808               3,076
                                               ---------           ---------
                                                 469,037             415,543
                                               ---------           ---------
OPERATING COSTS AND EXPENSES
  Contract drilling services ........            199,619             179,123
  Labor contract drilling services ..             12,637              12,084
  Turnkey drilling services .........                 --              39,784
  Engineering, consulting and other .              6,663               2,129
  Depreciation and amortization .....             57,055              54,229
  Selling, general and administrative             12,855              11,971
                                               ---------           ---------
                                                 288,829             299,320
                                               ---------           ---------

OPERATING INCOME ....................            180,208             116,223

OTHER INCOME (EXPENSE)
  Interest expense ..................            (24,956)            (27,260)
  Other, net ........................              7,118               6,709
                                               ---------           ---------

INCOME BEFORE INCOME TAXES ..........            162,370              95,672
INCOME TAX PROVISION ................            (39,904)            (26,788)
                                               ---------           ---------

NET INCOME ..........................          $ 122,466           $  68,884
                                               =========           =========

EARNINGS PER SHARE:
  Basic .............................          $    0.92           $    0.52
  Diluted ...........................          $    0.90           $    0.51


        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q


                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)



                                                                      THREE MONTHS ENDED JUNE 30,
                                                                     ----------------------------
                                                                        2001              2000
                                                                     ----------        ----------

NET INCOME ................................................          $ 68,003           $ 43,381
                                                                     --------           --------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
    Foreign currency translation adjustments ..............             1,779                129
    Unrealized holding losses arising during period .......              (594)              (588)
                                                                     --------           --------
    Other comprehensive income (loss) .....................             1,185               (459)
                                                                     --------           --------

COMPREHENSIVE INCOME ......................................          $ 69,188           $ 42,922
                                                                     ========           ========






                                                                       SIX MONTHS ENDED JUNE 30,
                                                                     ----------------------------
                                                                        2001              2000
                                                                     ----------        ----------

NET INCOME ................................................          $ 122,466           $ 68,884
                                                                     ---------           --------

OTHER COMPREHENSIVE INCOME, NET OF TAX:
    Foreign currency translation adjustments ..............              1,945                 74
    Unrealized holding (losses) gains arising during period             (1,904)               672
                                                                     ---------           --------
    Other comprehensive income ............................                 41                746
                                                                     ---------           --------

COMPREHENSIVE INCOME ......................................          $ 122,507           $ 69,630
                                                                     =========           ========


        See accompanying notes to the consolidated financial statements.

                                                                       FORM 10-Q
                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                            -----------------------------
                                                                                              2001                2000
                                                                                            ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .....................................................................          $ 122,466           $  68,884
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .............................................             57,055              54,229
       Deferred income tax provision .............................................             26,302              61,283
       Deferred repair and maintenance amortization ..............................             10,335               8,950
       Gain on sales of property and equipment ...................................               (716)             (1,288)
       Equity in loss of joint ventures ..........................................              2,474                 427
       Compensation expense from stock-based plans ...............................              1,946                 773
       Other .....................................................................              2,162                 428
       Changes in current assets and liabilities, net of acquired working capital:
          Accounts receivable ....................................................            (17,372)            (46,001)
          Other current assets ...................................................             (8,578)              2,431
          Accounts payable .......................................................            (15,546)            (12,413)
          Other current liabilities ..............................................              7,192               1,506
                                                                                            ---------           ---------
            Net cash provided by operating activities ............................            187,720             139,209
                                                                                            ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ...........................................................            (46,268)            (77,359)
  Proceeds from sales of property and equipment ..................................                716               1,900
  Investment in and advances to joint ventures ...................................            (17,896)            (39,300)
  Deferred repair and maintenance expenditures ...................................            (18,086)             (9,186)
  Investment in marketable debt securities .......................................                 --             (19,253)
  Acquisition of Maurer Engineering Incorporated .................................             (6,090)                 --
                                                                                            ---------           ---------
            Net cash used for investing activities ...............................            (87,624)           (143,198)
                                                                                            ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt ......................................................            (26,490)            (30,307)
  Proceeds from issuance of common stock, net ....................................             12,930              27,991
  Purchase of shares returned to treasury ........................................            (37,870)                 --
  (Increase) decrease in restricted cash .........................................             (3,301)                127
                                                                                            ---------           ---------
            Net cash used for financing activities ...............................            (54,731)             (2,189)
                                                                                            ---------           ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................             45,365              (6,178)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................            173,235             132,827
                                                                                            ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD .........................................          $ 218,600           $ 126,649
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

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF ACCOUNTING

         The accompanying consolidated financial statements of Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company", "we", "our" and words of similar import) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All significant transactions among Noble Drilling and its consolidated subsidiaries have been eliminated. The interim consolidated financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

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


NOTE 2 - EARNINGS PER SHARE

         The following table reconciles the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2001 and 2000 (in thousands, except per share amounts):

                                                      NET            BASIC          BASIC         DILUTED        DILUTED
THREE MONTHS ENDED:                                  INCOME         SHARES           EPS          SHARES           EPS
------------------                                -----------    -----------     -----------    -----------   ----------

JUNE 30, 2001...............................      $    68,003        133,865     $      0.51        135,457      $  0.50
JUNE 30, 2000...............................      $    43,381        133,601     $      0.32        135,616      $  0.32

                                                      NET            BASIC          BASIC         DILUTED        DILUTED
SIX MONTHS ENDED:                                    INCOME         SHARES           EPS          SHARES           EPS
----------------                                  -----------    -----------     -----------    -----------   ----------

JUNE 30, 2001...............................      $   122,466        133,767     $      0.92        135,502     $  0.90
JUNE 30, 2000...............................      $    68,884        133,026     $      0.52        135,134     $  0.51


         Included in diluted shares are common stock equivalents relating to outstanding stock options of 1,592,000 shares and 2,015,000 shares for the three-month periods ended June 30, 2001 and 2000, respectively, and 1,735,000 shares and 2,108,000 shares for the six-month periods ended June 30, 2001 and 2000, respectively.

                                                                       FORM 10-Q

NOTE 3 - MARKETABLE SECURITIES

         As of June 30, 2001, we owned marketable equity securities with a fair market value of $12,216,000, of which $7,201,000 is included in a Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan. The marketable securities included in the Rabbi Trust are classified as trading securities and are included in "Other current assets" in the Consolidated Balance Sheet at June 30, 2001 at their fair market value. We recognized a net unrealized holding loss of $153,000 and a net realized gain of $8,000 related to these assets in the three months ended June 30, 2001. The remaining investments, with a fair market value of $5,015,000, are classified as available for sale and are included in "Other assets" in the Consolidated Balance Sheets at their fair market value. Gross unrealized holding losses on these investments at June 30, 2001 were $5,952,000 and are included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. At June 30, 2001, we did not own any marketable debt securities.


NOTE 4 - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         We loaned our Noble CROSCO Drilling Ltd. ("Noble CROSCO") joint venture $5,200,000 in March 2001 and another $1,800,000 in May 2001 pursuant to a credit agreement. We agreed to lend Noble CROSCO up to $7,000,000 under this credit agreement to finance part of the upgrade costs of the Panon. The upgrade of the Panon was completed in May 2001. In addition, in March 2001 we loaned our Noble Rochford Drilling Ltd. ("Noble Rochford") joint venture $10,000,000 under a supplemental shareholder loan. These funds were used to complete the upgrade of the Noble Julie Robertson. We have a 50 percent equity interest in each of Noble CROSCO and Noble Rochford. We account for these investments using the equity method.


NOTE 5 - CREDIT FACILITIES

         On May 29, 2001, we terminated our bank credit facility totaling $200,000,000. On May 30, 2001, we entered into a new unsecured revolving bank credit facility totaling $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $50,000,000, through May 30, 2006. We are required to maintain various affirmative and negative covenants, including two financial covenants relating to interest coverage and debt to capital ratios. The Credit Agreement contains restrictive covenants, including restrictions on incurring additional indebtedness, and restrictions on permitting additional liens, payment of dividends, transactions with affiliates, and mergers or consolidations. As of June 30, 2001, we had no outstanding borrowings under the Credit Agreement and had outstanding letters of credit and third-party corporate guarantees totaling $13,706,000. As of June 30, 2001, $196,594,000 remained available under the Credit Agreement. Additionally, $5,851,000 of bid and performance bonds had been supported by surety bonds.


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

         Our international contract drilling segment conducts contract drilling services in the North Sea, Brazil, West Africa, the Middle East, India and Mexico. For the three and six months ended June 30, 2000, we also operated in Venezuela. Our domestic contract drilling is conducted in the U.S. Gulf of Mexico. Our engineering and consulting segment consists of well site management, project management and technical services performed by our Triton Engineering subsidiary ("Triton"), as well as the design and development of drilling products and drilling related software programs. During the fourth quarter of 2000, we announced that Triton had revised its business model to focus on well site management, project management and technical services. Turnkey drilling, Triton's major revenue source prior to revising its business model, involved Triton's coordination of all equipment, materials, services and management to drill a well to a specified depth, for a fixed price. Because of Triton's revised business model, past results of the engineering and consulting services segment may not be indicative of future results.

                                                                       FORM 10-Q

         All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and earnings. Summarized financial information of our reportable segments for the three and six months ended June 30, 2001 and 2000 is shown in the following table (in thousands). The "Other" column includes results of labor contract drilling services, other insignificant operations and corporate related items. Our engineering and consulting services segment included turnkey drilling operations for the three and six-month periods ended June 30, 2000.



                                         INTERNATIONAL         DOMESTIC
THREE MONTHS ENDED:                        CONTRACT            CONTRACT         ENGINEERING
-------------------                        DRILLING            DRILLING         & CONSULTING
JUNE 30, 2001:                             SERVICES            SERVICES           SERVICES          OTHER             TOTAL
--------------                             --------            --------           --------          -----             -----

Revenues from external customers          $  112,124          $  122,534          $ 3,108          $ 8,880          $  246,646
Intersegment revenues ..........                  --                  --               39               --                  39
Segment profit .................              26,288              40,942              129              653              68,012
Total assets ...................           1,154,794           1,460,357            9,650           61,259           2,686,060

JUNE 30, 2000:
--------------
Revenues from external customers          $   95,068          $   95,946          $31,762          $ 7,948          $  230,724
Intersegment revenues ..........                  --                 191               --               --                 191
Segment profit .................               9,218              28,156            4,026            1,981              43,381
Total assets ...................           1,163,527           1,320,191            6,044           70,776           2,560,538

                                         INTERNATIONAL          DOMESTIC
SIX MONTHS ENDED:                          CONTRACT             CONTRACT        ENGINEERING
-----------------                          DRILLING             DRILLING        & CONSULTING
JUNE 30, 2001:                             SERVICES             SERVICES          SERVICES          OTHER              TOTAL
--------------                             --------             --------          --------          -----              -----

Revenues from external customers          $  207,219          $  239,143          $ 5,328          $17,347          $  469,037
Intersegment revenues ..........                  --                  --               86               --                  86
Segment profit .................              40,893              80,477              216              902             122,488

JUNE 30, 2000:
--------------
Revenues from external customers          $  179,954          $  174,378          $44,902          $16,309          $  415,543
Intersegment revenues ..........                  --                 293               --               --                 293
Segment profit .................              18,878              46,307            1,899            1,800              68,884

                                                                       FORM 10-Q

       The following table is a reconciliation of reportable segment profit to our consolidated totals for the three and six months ended June 30, 2001 and 2000 (in thousands).

                                                  THREE MONTHS ENDED
                                                       JUNE 30,
                                             -----------------------------
                                                2001                2000
                                             ---------           ---------
Total profit for reportable segments         $  67,359           $  41,400
Elimination of intersegment profits                 (9)                 --
Other profit .......................               653               1,981
                                             ---------           ---------
    Total consolidated net income ..         $  68,003           $  43,381
                                             =========           =========


                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                             -----------------------------
                                                2001                2000
                                             ---------           ---------
Total profit for reportable segments         $ 121,586           $  67,084
Elimination of intersegment profits                (22)                 --
Other profit .......................               902               1,800
                                             ---------           ---------
    Total consolidated net income ..         $ 122,466           $  68,884
                                             =========           =========



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

                                                                       FORM 10-Q

consolidated subsidiaries. The use herein of such terms as group, organization, we, us, our and its, or references to specific entities, is not intended to be a precise description of corporate relationships.


THE COMPANY

         We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 49 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of nine semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. Our premium fleet of 34 independent leg, cantilever jackup rigs includes 21 units that operate in water depths of 300 feet and greater, four of which operate in water depths of 360 feet and greater, and 11 units that operate in water depths of 250 feet. In addition, our fleet includes three submersible drilling units. Nine of our drilling units are capable of operating in harsh environments. Over 60 percent of the fleet is currently deployed in international markets, principally including the North Sea, Brazil, West Africa, the Middle East, India and Mexico. We also provide labor contract drilling services, well site and project management services, and engineering services.

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

         Oil and natural gas prices remained strong during the first half of 2001 as a result of OPEC production policies and tight supplies of natural gas in the U.S. Demand for offshore drilling rigs in the U.S. Gulf of Mexico remained strong in the second quarter of 2001, and as a result, rig utilization and dayrates achieved their highest levels since early 1998. We believe the increased demand for domestic rigs was largely attributable to oil and gas prices that began rising in 1999 and until recently have remained at high levels as compared to average prices in recent years. Recent cooler than normal summer weather, weaker than expected industrial demand and stronger than expected supply of natural gas have contributed to a build-up in natural gas inventory storage levels. We believe that a continuation of these events could lead to further downward pressure on natural gas prices and a decrease in the demand for offshore drilling rigs in the U.S. Gulf of Mexico. However, drilling activity in many international markets continued to improve in the second quarter of 2001 in the form of higher utilization rates and dayrates. Oil companies continue to work through the effects of industry consolidation, which has inhibited capital spending on exploration and development. We expect that further consolidation among our customer base would dampen drilling activity levels near-term. We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications and to redeploy assets in important geological areas.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     GENERAL

         Net income for the second quarter of 2001 (the "Current Quarter") was $68,003,000, or $0.50 per diluted share, on operating revenues of $246,646,000, compared to net income for the second quarter of 2000 (the "Comparable Quarter") of $43,381,000, or $0.32 per diluted share, on operating revenues of $230,724,000.

                                                                       FORM 10-Q

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for our rig fleet for the three months ended June 30, 2001 and 2000:

                             AVERAGE RIG
                        UTILIZATION RATE (1)           OPERATING DAYS               AVERAGE DAYRATE
                        --------------------         ------------------           ------------------
                         THREE MONTHS ENDED          THREE MONTHS ENDED           THREE MONTHS ENDED
                              JUNE 30,                    JUNE 30,                     JUNE 30,
                        --------------------         -------------------          ------------------
                         2001          2000           2001         2000            2001        2000
                        -------      -------         -------     -------          -------    -------
International.....        87%          87%           1,993        2,163           $55,722    $43,786
Domestic .........        98%          88%           1,718        1,429           $71,182    $66,974

(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.


     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for the three months ended June 30, 2001 and 2000:

                                                    REVENUES                        GROSS MARGIN
                                           -------------------------          -----------------------
                                               THREE MONTHS ENDED                THREE MONTHS ENDED
                                                   JUNE 30,                            JUNE 30,
                                           -------------------------          -----------------------
                                             2001             2000              2001           2000
                                           --------         --------          -------         -------
                                                                   (In thousands)

Contract drilling services ......          $111,054         $ 94,710          $47,851         $31,623
Labor contract drilling services              7,977            7,628            1,419           1,270
Engineering, consulting and other             2,246              869            1,142             338
                                           --------         --------          -------         -------
         Total ..................          $121,277         $103,207          $50,412         $33,231
                                           ========         ========          =======         =======


         OPERATING REVENUES. International contract drilling revenues increased $16,344,000 due to higher average dayrates in West Africa and the North Sea and higher rig utilization in West Africa. This increase was partially offset by the expiration of contracts in Venezuela and the Middle East. Labor contract drilling services revenues increased $349,000 due to escalation clauses on our labor contract for the Hibernia project in Canada, partially offset by the expiration of a North Sea labor contract. International engineering, consulting and other revenues increased $1,377,000 due to an engineering services contract in the North Sea which began during the fourth quarter of 2000.

         GROSS MARGIN. International contract drilling services gross margin increased $16,228,000 due to higher average dayrates in West Africa and the North Sea and higher rig utilization in West Africa. International labor contract drilling services gross margin increased $149,000 due to escalation clauses on our labor contract for the Hibernia project in Canada. International engineering, consulting and other gross margin increased $804,000 due to reduced minority interest related to the Noble Muravlenko, a drillship operating in Brazil in which we own an 82 percent interest through a joint venture.

                                                                       FORM 10-Q

     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for our domestic operations for the three months ended June 30, 2001 and 2000:

                                                    REVENUES                        GROSS MARGIN
                                           -------------------------           ---------------------
                                                THREE MONTHS ENDED               THREE MONTHS ENDED
                                                    JUNE 30,                           JUNE 30,
                                           -------------------------           ---------------------
                                             2001             2000               2001         2000
                                           --------         --------           -------       -------
                                                                  (In thousands)

Contract drilling services ......          $122,290         $ 95,706           $82,056       $62,863
Turnkey drilling services .......                --           30,343                --         6,565
Engineering, consulting and other             3,079            1,468               376           152
                                           --------         --------           -------       -------
         Total ..................          $125,369         $127,517           $82,432       $69,580
                                           ========         ========           =======       =======


         OPERATING REVENUES. Domestic contract drilling services revenues increased $26,584,000 due to higher average dayrates, higher rig utilization rates and increased operating days on our jackup rigs, partially offset by lower average dayrates on our semisubmersible rigs. The higher operating statistics on our domestic jackup rigs reflected improved market conditions in the Gulf of Mexico. There was no turnkey drilling activity in the Current Quarter as our Triton Engineering subsidiary ("Triton") revised its business model during the fourth quarter of 2000 to focus on well site management, project management and technical services. Domestic engineering, consulting and other revenues increased $1,611,000 as a result of Triton's revised business model and additional revenues from our Noble Engineering & Development ("NED") and Maurer Technology ("Maurer") subsidiaries.

         GROSS MARGIN. Domestic contract drilling services gross margin increased $19,193,000 due to higher average dayrates, higher rig utilization rates and increased operating days on our jackup rigs. There was no turnkey drilling activity in the Current Quarter due to Triton's revised business model. Domestic engineering, consulting and other gross margin increased $224,000 as a result of Triton's revised business model and additional contributions from NED and Maurer.


     OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $1,251,000 due to various capital upgrades to our rig fleet.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $736,000 due to higher labor costs.

         INTEREST EXPENSE. Interest expense decreased $1,360,000 due to lower average debt balances in the Current Quarter.

         INCOME TAX PROVISION. Income tax provision increased $4,392,000 due to higher pretax earnings, partially offset by a lower effective tax rate. The effective tax rate was 24 percent in the Current Quarter compared to 28 percent in the Comparable Quarter.

                                                                       FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     GENERAL

         Net income for the six months ended June 30, 2001 (the "Current Period") was $122,466,000, or $0.90 per diluted share, on operating revenues of $469,037,000, compared to net income for the six months ended June 30, 2000 (the "Comparable Period") of $68,884,000, or $0.51 per diluted share, on operating revenues of $415,543,000.

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for our rig fleet for the six months ended June 30, 2001 and 2000:

                          AVERAGE RIG
                      UTILIZATION RATE (1)        OPERATING DAYS               AVERAGE DAYRATE
                      --------------------      -------------------          -------------------
                        SIX MONTHS ENDED         SIX MONTHS ENDED             SIX MONTHS ENDED
                           JUNE 30,                  JUNE 30,                     JUNE 30,
                      --------------------      -------------------          -------------------
                      2001            2000      2001           2000           2001         2000
                      ----            ----      -----         -----          -------     -------
International .....    83%             75%      3,866         3,787          $53,080     $47,395
Domestic ..........    98%             86%      3,309         2,669          $72,095     $65,197

(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.


     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for the six months ended June 30, 2001 and 2000:

                                                    REVENUES                          GROSS MARGIN
                                            ------------------------             ---------------------
                                                SIX MONTHS ENDED                    SIX MONTHS ENDED
                                                    JUNE 30,                            JUNE 30,
                                            ------------------------             ---------------------
                                              2001            2000                2001          2000
                                            --------        --------             -------       -------
                                                                  (In thousands)
Contract drilling services ..........       $205,207        $179,483             $85,115       $63,903
Labor contract drilling services ....         15,458          15,591               2,821         3,507
Engineering, consulting and other ...          4,174           1,482               2,158           740
                                            --------        --------             -------       -------
         Total ......................       $224,839        $196,556             $90,094       $68,150
                                            ========        ========             =======       =======


         OPERATING REVENUES. International contract drilling revenues increased $25,724,000 due to higher average dayrates and rig utilization in West Africa and the North Sea, partially offset by the expiration of contracts in Venezuela and the Middle East. Labor contract drilling services revenues decreased $133,000 due to the expiration of a North Sea labor contract, partially offset by escalation clauses on our labor contract for the Hibernia project in Canada. International engineering, consulting and other revenues increased $2,692,000 due to an engineering services contract in the North Sea which began during the fourth quarter of 2000.

         GROSS MARGIN. International contract drilling gross margin increased $21,212,000 due to higher average dayrates and rig utilization in West Africa and the North Sea, partially offset by the expiration of contracts in the Middle East. Labor contract drilling services gross margin decreased $686,000 due to the expiration of a North Sea labor contract, partially offset by escalation clauses on our labor contract for the Hibernia project in Canada. International

                                                                       FORM 10-Q

engineering, consulting and other revenues increased $1,418,000 due to an engineering services contract in the North Sea which began during the fourth quarter of 2000.


     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for our domestic operations for the six months ended June 30, 2001 and 2000:

                                                    REVENUES               GROSS MARGIN
                                            -----------------------    --------------------
                                               SIX MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                            -----------------------    --------------------
                                              2001           2000        2001        2000
                                            --------       --------    --------    --------
                                                               (In thousands)

Contract drilling services ......           $238,564       $174,011    $159,037    $110,468
Turnkey drilling services .......                 --         43,382          --       3,598
Engineering, consulting and other              5,634          1,594         987         207
                                            --------       --------    --------    --------
         Total ..................           $244,198       $218,987    $160,024    $114,273
                                            ========       ========    ========    ========


         OPERATING REVENUES. Domestic contract drilling services revenues increased $64,553,000 due to higher average dayrates, higher rig utilization rates and increased operating days on our jackup rigs. The higher operating statistics on our domestic jackup rigs reflected improved market conditions in the Gulf of Mexico. There was no turnkey drilling activity in the Current Period as Triton revised its business model during the fourth quarter of 2000 to focus on well site management, project management and technical services. Domestic engineering, consulting and other revenues increased $4,040,000 as a result of Triton's revised business model and additional revenues from NED and Maurer.

         GROSS MARGIN. Domestic contract drilling services gross margin increased $48,569,000 due to higher average dayrates, higher rig utilization rates and increased operating days on our jackup rigs. There was no turnkey drilling activity in the Current Period due to Triton's revised business model. Domestic engineering, consulting and other gross margin increased $780,000 as a result of Triton's revised business model and contributions from NED and Maurer.


     OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $2,826,000 due to the activation of the Noble Homer Ferrington semisubmersible in March 2000 and various capital upgrades to our rig fleet.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $884,000 due to higher labor costs.

         INTEREST EXPENSE. Interest expense decreased $2,304,000 due to lower average debt balances in the Current Period.

         INCOME TAX PROVISION. Income tax provision increased $13,116,000 due to higher pretax earnings, partially offset by a lower effective tax rate. The effective tax rate was 25 percent in the Current Period compared to 28 percent in the Comparable Period.

                                                                       FORM 10-Q

LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW

         At June 30, 2001, we had cash and cash equivalents of $218,600,000 and $196,594,000 of funds available under our bank credit facility. We had working capital, including cash, of $249,983,000 and $173,704,000 at June 30, 2001 and December 31, 2000, respectively. Total debt as a percentage of total debt plus shareholders' equity was 29 percent at June 30, 2001 compared to 31 percent at December 31, 2000.

         We repurchased 1,157,000 shares of Noble Drilling common stock at a total cost of $44,481,000 during the second quarter of 2001. As of August 6, 2001 an additional 925,000 shares have been repurchased at a total cost of $26,307,000 since June 30, 2001. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us. The board of directors of Noble Drilling has authorized the repurchase of up to 5,000,000 shares. As of August 6, 2001, 1,504,000 shares were available for future repurchase under such authorization.


    CAPITAL EXPENDITURES

         Capital expenditures totaled $26,417,000 and $46,268,000 for the Current Quarter and Current Period, respectively. In addition, Current Quarter and Current Period loans to our joint ventures totaled $2,352,000 and $17,896,000, respectively, and deferred maintenance expenditures totaled $7,296,000 and $18,086,000, respectively. We expect our capital expenditures for the remainder of 2001 will aggregate approximately $150,000,000 and our joint venture fundings and deferred repair and maintenance expenditures for the remainder of 2001 will aggregate approximately $3,000,000 and $35,000,000, respectively. For more information on loans to our joint ventures, see Note 4 to our accompanying consolidated financial statements.

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


    CREDIT FACILITIES AND LONG-TERM DEBT

         On May 29, 2001, we terminated our bank credit facility totaling $200,000,000 and we entered into a new unsecured revolving bank credit facility totaling $200,000,000 (the "Credit Agreement") on May 30, 2001. The term of the Credit Agreement extends through May 30, 2006. As of June 30, 2001, we had no borrowings under the Credit Agreement and had outstanding letters of credit and third-party corporate guarantees totaling $13,706,000. Additionally, at June 30, 2001, $5,851,000 of bid and performance bonds had been supported by surety bonds. As of June 30, 2001, we had the ability to borrow $196,594,000 under the Credit Agreement. As of August 6, 2001, we had no borrowings under the Credit Agreement.

         At June 30, 2001, total long-term debt was $673,152,000, including current maturities of $49,364,000, compared to total long-term debt of $699,642,000, including current maturities of $49,351,000, at December 31, 2000.

         In July 2001, we purchased and retired $43,305,000 principal amount of our 7.50% Senior Notes due 2019 for $44,362,000. An extraordinary charge of $988,000, net of taxes of $532,000, will be recognized in the third quarter of 2001 related to the purchase and retirement of these notes.

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

                                                                       FORM 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread from LIBOR. At June 30, 2001, there were no outstanding borrowings under our Credit Agreement. Therefore, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis.


FOREIGN CURRENCY EXCHANGE RATE RISK

         We conduct business internationally; however, a substantial majority of the value of our foreign transactions are denominated in U.S. Dollars. With minor exceptions, we structure our drilling contracts in U.S. Dollars to mitigate our exposure to fluctuations in foreign currencies. Other than trade accounts receivable and trade accounts payable, which mostly offset each other, we do not currently have any significant financial instruments that are sensitive to foreign currency rates.

                                                                       FORM 10-Q

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 14, 2000, Raymond Verdin filed a lawsuit in the United States District Court for the Southern District of Texas, Galveston Division, on behalf of himself and those similarly situated against the majority of offshore drilling companies in the United States, including Noble Drilling Corporation. Mr. Verdin sought to represent a class of offshore workers who are or have been employed by the defendants and alleged that the defendants conspired to avoid competition in the offshore labor market by agreeing to limit wages and benefits provided to offshore workers. An amended complaint was filed on October 6, 2000 in which a new plaintiff, Thomas Bryant, was substituted as class representative for Mr. Verdin. Mr. Bryant's lawsuit maintains the same allegations as Mr. Verdin's lawsuit and seeks an unspecified amount of treble damages and other relief for himself and an alleged class of offshore workers. Jermey Richardson was later added as another plaintiff and the plaintiffs added several new defendants, including several subsidiaries of Noble Drilling Corporation. None of these individual plaintiffs were ever employed by Noble Drilling Corporation or its subsidiaries. We deny all allegations of liability asserted by plaintiffs in this lawsuit and filed our answer to the plaintiffs' Third Amended Complaint on February 26, 2001. On July 30, 2001, the lawsuit was transferred to the United States District Court for the Southern District of Texas, Houston Division, by order of the Chief U.S. District Judge for such district. Notwithstanding our conviction that this lawsuit is without merit, we recently settled with the plaintiffs to avoid further time consuming and costly litigation. As part of the settlement, the plaintiffs have agreed to dismiss all claims against us, with prejudice, and we have agreed, without admitting any wrongdoing, to pay the plaintiffs an aggregate of $625,000, for which we were fully reserved at June 30, 2001.

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

(b)      Reports on Form 8-K

         We furnished a Form 8-K on April 25, 2001 which included our press release dated April 25, 2001 as Exhibit 99.1, announcing financial results for the quarter ended March 31, 2001.

         We furnished a Form 8-K on June 4, 2001 which included our Monthly Fleet Status Report as of June 4, 2001 as Exhibit 99.1.

                                                                       FORM 10-Q
                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NOBLE DRILLING CORPORATION



  DATE:  August 13, 2001             By:      /s/ ROBERT D. CAMPBELL
                                              -------------------------
                                              ROBERT D. CAMPBELL,
                                              President


  DATE:  August 13, 2001             By:      /s/ MARK A. JACKSON
                                              -------------------------
                                              MARK A. JACKSON,
                                              Senior Vice President and Chief
                                              Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                                                       FORM 10-Q

                                INDEX TO EXHIBITS


         EXHIBIT
         NUMBER                         EXHIBIT
         ------                         -------

            4                           Credit Agreement dated
                                        May 30, 2001, among
                                        Noble Drilling Corporation,
                                        Christiania Bank og
                                        Kreditkasse ASA, New
                                        York Branch, as
                                        Administrative Agent,
                                        and the lenders named
                                        therein.