Form 10-Q
period 2001-09-30
NOBLE DRILLING CORP
filed 2001-11-13
CIK 777201

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock outstanding as of November 8, 2001: 132,249,600


===============================================================================

                                                                       FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                   SEPTEMBER 30,        DECEMBER 31,
                                                       2001                2000
                                                       ----                ----
                                                    (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents ...................     $   179,419         $   173,235
  Restricted cash .............................           7,254               3,889
  Investment in marketable securities .........          32,220                  --
  Accounts receivable .........................         191,312             175,394
  Inventories .................................           3,554               3,870
  Prepaid expenses ............................           7,757              13,241
  Other current assets ........................          16,851               9,503
                                                    -----------         -----------
Total current assets ..........................         438,367             379,132
                                                    -----------         -----------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities ...........       2,700,225           2,567,079
  Other .......................................          30,615              31,372
                                                    -----------         -----------
                                                      2,730,840           2,598,451
  Accumulated depreciation ....................        (590,933)           (503,322)
                                                    -----------         -----------
                                                      2,139,907           2,095,129
                                                    -----------         -----------

INVESTMENT IN AND ADVANCES TO JOINT VENTURES ..          24,663              44,991
OTHER ASSETS ..................................          81,694              76,279
                                                    -----------         -----------
                                                    $ 2,684,631         $ 2,595,531
                                                    ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt ........     $    52,370         $    49,351
  Accounts payable ............................          38,321              56,394
  Accrued payroll and related costs ...........          37,650              39,582
  Taxes payable ...............................          49,041              36,420
  Interest payable ............................           3,948              10,409
  Other current liabilities ...................          14,095              13,272
                                                    -----------         -----------
Total current liabilities .....................         195,425             205,428

LONG-TERM DEBT ................................         565,430             650,291
DEFERRED INCOME TAXES .........................         191,337             149,084
OTHER LIABILITIES .............................          17,025              17,746
COMMITMENTS AND CONTINGENCIES .................              --                  --
MINORITY INTEREST .............................          (4,802)             (3,737)
                                                    -----------         -----------
                                                        964,415           1,018,812
                                                    -----------         -----------
SHAREHOLDERS' EQUITY
  Common stock-par value $0.10 per share ......          13,816              13,744
  Capital in excess of par value ..............       1,040,227           1,019,615
  Retained earnings ...........................         867,483             668,047
  Treasury stock, at cost .....................        (178,298)           (104,894)
  Restricted stock (unearned compensation) ....         (12,998)            (15,670)
  Accumulated other comprehensive loss ........         (10,014)             (4,123)
                                                    -----------         -----------
                                                      1,720,216           1,576,719
                                                    -----------         -----------
                                                    $ 2,684,631         $ 2,595,531
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

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                           THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------
                                                2001              2000
                                                ----              ----
OPERATING REVENUES
  Contract drilling services .............   $ 257,926         $ 190,450
  Labor contract drilling services .......       7,976             7,052
  Turnkey drilling services ..............          --            19,363
  Engineering, consulting and other ......       6,890             9,013
                                             ---------         ---------
                                               272,792           225,878
                                             ---------         ---------
OPERATING COSTS AND EXPENSES
  Contract drilling services .............     114,013            90,424
  Labor contract drilling services .......       6,817             5,549
  Turnkey drilling services ..............          --            18,954
  Engineering, consulting and other ......       5,237             5,949
  Depreciation and amortization ..........      30,314            28,250
  Selling, general and administrative ....       5,114             5,456
                                             ---------         ---------
                                               161,495           154,582
                                             ---------         ---------

OPERATING INCOME .........................     111,297            71,296

OTHER INCOME (EXPENSE)
  Interest expense .......................     (11,578)          (13,913)
  Other, net .............................       3,537             3,175
                                             ---------         ---------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY CHARGE ...................     103,256            60,558
INCOME TAX PROVISION .....................     (25,298)          (15,745)
                                             ---------         ---------

INCOME BEFORE EXTRAORDINARY CHARGE .......      77,958            44,813
EXTRAORDINARY CHARGE, NET OF TAX .........        (988)               --
                                             ---------         ---------

NET INCOME ...............................   $  76,970         $  44,813
                                             =========         =========

EARNINGS PER SHARE-BASIC:
  Income before extraordinary charge .....   $    0.59         $    0.33
  Extraordinary charge ...................       (0.01)               --
                                             ---------         ---------
  Net income .............................   $    0.58         $    0.33
                                             =========         =========

EARNINGS PER SHARE-DILUTED:
  Income before extraordinary charge .....   $    0.59         $    0.33
  Extraordinary charge ...................       (0.01)               --
                                             ---------         ---------
  Net income .............................   $    0.58         $    0.33
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

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                            NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------
                                               2001               2000
                                             ---------         ---------
OPERATING REVENUES
  Contract drilling services .............   $ 701,697         $ 543,944
  Labor contract drilling services .......      23,434            22,643
  Turnkey drilling services ..............          --            62,745
  Engineering, consulting and other ......      16,698            12,089
                                             ---------         ---------
                                               741,829           641,421
                                             ---------         ---------
OPERATING COSTS AND EXPENSES
  Contract drilling services .............     313,632           269,547
  Labor contract drilling services .......      19,454            17,633
  Turnkey drilling services ..............          --            58,738
  Engineering, consulting and other ......      11,900             8,078
  Depreciation and amortization ..........      87,369            82,479
  Selling, general and administrative ....      17,969            17,427
                                             ---------         ---------
                                               450,324           453,902
                                             ---------         ---------

OPERATING INCOME .........................     291,505           187,519

OTHER INCOME (EXPENSE)
  Interest expense .......................     (36,534)          (41,173)
  Other, net .............................      10,655             9,884
                                             ---------         ---------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY CHARGE ...................     265,626           156,230
INCOME TAX PROVISION .....................     (65,202)          (42,533)
                                             ---------         ---------

INCOME BEFORE EXTRAORDINARY CHARGE .......     200,424           113,697
EXTRAORDINARY CHARGE, NET OF TAX .........        (988)               --
                                             ---------         ---------

NET INCOME ...............................   $ 199,436         $ 113,697
                                             =========         =========

EARNINGS PER SHARE-BASIC:
  Income before extraordinary charge .....   $    1.51         $    0.85
  Extraordinary charge ...................       (0.01)               --
                                             ---------         ---------
  Net income .............................   $    1.50         $    0.85
                                             =========         =========

EARNINGS PER SHARE-DILUTED:
  Income before extraordinary charge .....   $    1.49         $    0.84
  Extraordinary charge ...................       (0.01)               --
                                             ---------         ---------
  Net income .............................   $    1.48         $    0.84
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

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)



                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------
                                                                     2001            2000
                                                                   --------         -------
NET INCOME ...................................................     $ 76,970         $44,813
                                                                   --------         -------

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
    Foreign currency translation adjustments .................       (2,824)          1,982
    Unrealized holding (losses) gains arising during period ..       (3,108)          1,512
                                                                   --------         -------
    Other comprehensive (loss) income ........................       (5,932)          3,494
                                                                   --------         -------

COMPREHENSIVE INCOME .........................................     $ 71,038         $48,307
                                                                   ========         =======






                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                     2001              2000
                                                                   ---------         --------
NET INCOME ................................................        $ 199,436         $113,697
                                                                   ---------         --------

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
    Foreign currency translation adjustments ..............             (879)           2,056
    Unrealized holding (losses) gains arising during period           (5,012)           2,184
                                                                   ---------         --------
    Other comprehensive (loss) income .....................           (5,891)           4,240
                                                                   ---------         --------

COMPREHENSIVE INCOME ......................................        $ 193,545         $117,937
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

                                                                       FORM 10-Q

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                           2001              2000
                                                                         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ....................................................        $ 199,436         $ 113,697
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ............................           87,369            82,479
       Deferred income tax provision ............................           43,702            75,337
       Deferred repair and maintenance amortization .............           16,560            13,990
       Gain on sales of property and equipment ..................             (717)           (1,513)
       Gain on sales of marketable securities ...................               --              (423)
       Extraordinary charge, net of tax .........................              988                --
       Equity in loss of joint ventures .........................            1,789             1,454
       Compensation expense from stock-based plans ..............            2,919             1,327
       Other ....................................................              395             1,226
       Changes in current assets and liabilities, net of acquired working capital:
            Accounts receivable .................................          (14,523)          (46,240)
            Other current assets ................................          (14,605)          (15,143)
            Accounts payable ....................................          (18,073)            6,464
            Other current liabilities ...........................           12,030            (6,937)
                                                                         ---------         ---------
               Net cash provided by operating activities ........          317,270           225,718
                                                                         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ..........................................          (92,691)          (87,799)
  Proceeds from sales of property and equipment .................              717             2,125
  Investment in and advances to joint ventures ..................          (17,896)          (38,400)
  Deferred repair and maintenance expenditures ..................          (25,856)          (13,240)
  Investment in marketable securities ...........................          (26,523)          (18,860)
  Proceeds from sales of marketable securities ..................              392            19,283
  Acquisition of Maurer Engineering Incorporated ................           (6,090)               --
                                                                         ---------         ---------
               Net cash used for investing activities ...........         (167,947)         (136,891)
                                                                         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of long-term debt .....................................          (82,898)          (44,494)
  Proceeds from issuance of common stock, net ...................           13,053            41,017
  Proceeds from sales of put options on common stock ............              859                --
  Purchase of shares returned to treasury .......................          (70,788)          (19,604)
  (Increase) decrease in restricted cash ........................           (3,365)              121
                                                                         ---------         ---------
               Net cash used for financing activities ...........         (143,139)          (22,960)
                                                                         ---------         ---------

INCREASE IN CASH AND CASH EQUIVALENTS ...........................            6,184            65,867

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................          173,235           132,827
                                                                         ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ........................        $ 179,419         $ 198,694
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


NOTE 2 - EARNINGS PER SHARE

         The following table reconciles the basic and diluted earnings per share computations for income before extraordinary charge for the three and nine month periods ended September 30, 2001 and 2000 (in thousands, except per share amounts):

                        INCOME BEFORE
                        EXTRAORDINARY     BASIC         BASIC        DILUTED       DILUTED
THREE MONTHS ENDED:        CHARGE         SHARES         EPS         SHARES          EPS
-------------------        ------         ------         ---         ------          ---
SEPTEMBER 30, 2001        $77,958        132,053        $0.59        132,809        $0.59
SEPTEMBER 30, 2000        $44,813        133,778        $0.33        135,919        $0.33

                        INCOME BEFORE
                        EXTRAORDINARY     BASIC          BASIC        DILUTED       DILUTED
NINE MONTHS ENDED:         CHARGE         SHARES          EPS         SHARES          EPS
------------------         ------         ------          ---         ------          ---
SEPTEMBER 30, 2001        $200,424        133,196        $1.51        134,604        $1.49
SEPTEMBER 30, 2000        $113,697        133,277        $0.85        135,396        $0.84

        Included in diluted shares are common stock equivalents relating to outstanding stock options of 756,000 shares and 2,142,000 shares for the three-month periods ended September 30, 2001 and 2000, respectively, and 1,408,000 shares and 2,119,000 shares for the nine-month periods ended September 30, 2001 and 2000, respectively.

                                                                       FORM 10-Q

NOTE 3 - ACQUISITION

         On August 24, 2001, we acquired the remaining 50 percent equity interest in Noble Rochford Drilling Ltd. ("Noble Rochford") from our joint venture partner for $20,000,000 in cash. Noble Rochford was our joint venture that owned the Noble Julie Robertson. As a result of the acquisition, the results of operations of the Noble Julie Robertson are included in our Consolidated Statements of Income from August 24, 2001, and at that date, the respective assets and liabilities acquired were recorded at their estimated fair values. Prior to August 24, 2001, the investment was accounted for under the equity method.


NOTE 4 - MARKETABLE SECURITIES

        As of September 30, 2001, we owned marketable equity securities with a fair market value of $7,965,000, of which $6,074,000 is included in a Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan. The marketable securities included in the Rabbi Trust are classified as trading securities and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at September 30, 2001 at their fair market value. We recognized a net unrealized holding loss of $819,000 and a net realized loss of $32,000 related to these assets in the three months ended September 30, 2001. The remaining investments in marketable equity securities, with a fair market value of $1,891,000, are classified as available for sale and are included in "Other assets" in the Consolidated Balance Sheets at their fair market value. Gross unrealized holding losses on these investments at September 30, 2001 were $9,075,000 and are included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets.

         As of September 30, 2001, we also owned marketable debt securities with a fair market value of $26,146,000. These investments are classified as available for sale and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at September 30, 2001 at their fair market value. We recognized a net unrealized holding gain of $15,000 and no net realized gain or loss related to these assets in the three months ended September 30, 2001.


NOTE 5 - INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         We loaned our Noble CROSCO Drilling Ltd. ("Noble CROSCO") joint venture $5,200,000 in March 2001 and another $1,800,000 in May 2001 pursuant to a credit agreement. We agreed to lend Noble CROSCO up to $7,000,000 under this credit agreement to finance part of the upgrade costs of the Panon. The upgrade of the Panon was completed in May 2001. We account for this investment using the equity method. See Note 3 for information on the acquisition of the remaining 50 percent equity interest in our Noble Rochford joint venture.


NOTE 6 - CREDIT FACILITIES

         On May 29, 2001, we terminated our bank credit facility totaling $200,000,000. On May 30, 2001, we entered into a new unsecured revolving bank credit facility totaling $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $50,000,000, through May 30, 2006. We are required to maintain various affirmative and negative covenants, including two financial covenants relating to interest coverage and debt to capital ratios. The Credit Agreement contains restrictive covenants, including restrictions on incurring additional indebtedness, and restrictions on permitting additional liens, payment of dividends, transactions with affiliates, and mergers or consolidations. As of September 30, 2001, we had outstanding letters of credit of $3,506,000 and no outstanding borrowings under the Credit Agreement, with $196,494,000 remaining available thereunder. Additionally, as of September 30, 2001, we had letters of credit and third-party corporate guarantees totaling $10,300,000, and $5,851,000 of bid and performance bonds had been supported by surety bonds.

                                                                       FORM 10-Q

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

         Our international contract drilling segment conducts contract drilling services in the North Sea, Brazil, West Africa, the Middle East, India and Mexico. For the nine months ended September 30, 2000, we also operated in Venezuela. Our domestic contract drilling is conducted in the U.S. Gulf of Mexico. Our engineering and consulting segment consists of well site management, project management and technical services performed by our Triton Engineering subsidiary ("Triton"), as well as the design and development of drilling products and drilling related software programs. During the fourth quarter of 2000, we announced that Triton had revised its business model to focus on well site management, project management and technical services. Turnkey drilling, Triton's major revenue source prior to revising its business model, involved Triton's coordination of all equipment, materials, services and management to drill a well to a specified depth, for a fixed price. Because of Triton's revised business model, past results of the engineering and consulting services segment may not be indicative of future results.

         All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and earnings. Summarized financial information of our reportable segments for the three and nine months ended September 30, 2001 and 2000 is shown in the following table (in thousands). The "Other" column includes results of labor contract drilling services, other insignificant operations and corporate related items. Our engineering and consulting services segment included turnkey drilling operations for the three- and nine-month periods ended September 30, 2000.

                                      INTERNATIONAL       DOMESTIC
THREE MONTHS ENDED:                     CONTRACT          CONTRACT        ENGINEERING
-------------------                     DRILLING          DRILLING       & CONSULTING
SEPTEMBER 30, 2001:                     SERVICES          SERVICES          SERVICES          OTHER           TOTAL
-------------------                     --------          --------          --------          -----           -----
Revenues from external customers        $  139,798        $  119,995        $  3,035         $ 9,964        $  272,792
Intersegment revenues ..........                --                --              16              --                16
Segment profit .................            37,532            39,973            (241)            694            77,958
Total assets ...................         1,239,689         1,371,542           9,713          63,687         2,684,631

SEPTEMBER 30, 2000:
-------------------

Revenues from external customers        $   94,120        $   98,831        $ 25,748         $ 7,179        $  225,878
Intersegment revenues ..........                --             1,847              --             244             2,091
Segment profit .................            14,962            28,183             502           1,166            44,813
Total assets ...................         1,141,371         1,363,630          17,201          97,403         2,619,605

                                                                       FORM 10-Q

                                      INTERNATIONAL     DOMESTIC
                                        CONTRACT        CONTRACT       ENGINEERING
                                        DRILLING        DRILLING      & CONSULTING
                                        SERVICES        SERVICES        SERVICES          OTHER          TOTAL
                                        --------        --------        --------          -----          -----

NINE MONTHS ENDED:
------------------
SEPTEMBER 30, 2001:
-------------------

Revenues from external customers        $347,017        $359,138        $  8,363         $27,311        $741,829
Intersegment revenues ..........              --              --             102              --             102
Segment profit .................          78,425         120,450             (25)          1,596         200,446

SEPTEMBER 30, 2000:
-------------------

Revenues from external customers        $274,074        $273,209        $ 70,650         $23,488        $641,421
Intersegment revenues ..........              --           2,140              --             244           2,384
Segment profit .................          33,840          74,490           2,401           2,966         113,697


          The following table is a reconciliation of reportable segment profit to our consolidated totals for the three and nine months ended September 30, 2001 and 2000 (in thousands).

                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                                  -------------
                                              2001             2000
                                              ----             ----
Total profit for reportable segments        $ 77,264         $43,647
Other profit .......................             694           1,166
Extraordinary charge, net of tax ...            (988)             --
                                            --------         -------
    Total consolidated net income ..        $ 76,970         $44,813
                                            ========         =======

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                   -------------
                                               2001             2000
                                               ----             ----
Total profit for reportable segments        $ 198,850         $110,731
Elimination of intersegment profits               (22)              --
Other profit .......................            1,596            2,966
Extraordinary charge, net of tax ...             (988)              --
                                            ---------         --------
    Total consolidated net income ..        $ 199,436         $113,697
                                            =========         ========


NOTE 8 - EXTRAORDINARY CHARGE

         Results for the three- and nine-month periods ended September 30, 2001 included an extraordinary charge of $988,000, net of taxes of $532,000, related to the purchase and retirement of $43,305,000 principal amount of our 7.50% Senior Notes due 2019.

                                                                       FORM 10-Q

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         We have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery in connection with several projects. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of September 30, 2001, we had approximately $75,000,000 of outstanding purchase commitments related to these projects.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, volatility in crude oil and natural gas prices, potential deterioration in the demand for our drilling services and resulting declining dayrates, the cancellation by our customers of drilling contracts or letter agreements or letters of intent for drilling contracts or their exercise of early termination provisions generally found in our drilling contracts, intense competition in the drilling industry, political and economic conditions in the United States and in international markets where we operate, acts of war or terrorism in the aftermath of the September 11, 2001 terrorist attacks on the United States, cost overruns or delays on shipyard repair, maintenance, conversion or upgrade projects, adverse weather (such as hurricanes) and seas, operational risks (such as blowouts and fires), limitations on our insurance coverage, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation). All of the foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this Form 10-Q, the words "believes", "anticipates", "expects", "plans" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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

                                                                       FORM 10-Q

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

         Although oil and natural gas prices were strong during the first half of 2001, natural gas prices were much lower during the third quarter of 2001. Due to the weakening of natural gas prices, demand for offshore drilling rigs in the U.S. Gulf of Mexico softened, and as a result, rig utilization rates and dayrates began to decrease in the latter part of the recent quarter. The lower natural gas prices were caused by cooler than normal summer weather, weaker than expected industrial demand and a stronger than expected supply of natural gas, which have contributed to a build-up in natural gas inventory storage levels. We believe that a continuation of this supply and demand imbalance could keep natural gas prices at lower than average levels and further weaken demand for offshore drilling rigs in the U.S. Gulf of Mexico. However, drilling activity in many international markets continued to improve in the third quarter of 2001 reflected by higher utilization rates and dayrates. Oil companies continue to work through the effects of industry consolidation, which has inhibited capital spending on exploration and development. We expect that further consolidation among our customer base would dampen drilling activity levels near-term. We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications and to redeploy assets in important geological areas.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

    GENERAL

         Net income for the third quarter of 2001 (the "Current Quarter") was $76,970,000, or $0.58 per diluted share, on operating revenues of $272,792,000, compared to net income for the third quarter of 2000 (the "Comparable Quarter") of $44,813,000, or $0.33 per diluted share, on operating revenues of $225,878,000.

         Results for the Current Quarter included an extraordinary charge of $988,000, net of taxes of $532,000, related to the purchase and retirement of $43,305,000 principal amount of our 7.50% Senior Notes due 2019.


     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for our rig fleet for the three months ended September 30, 2001 and 2000:

                               AVERAGE RIG
                           UTILIZATION RATE (1)           OPERATING DAYS               AVERAGE DAYRATE
                           --------------------           --------------               ---------------
                            THREE MONTHS ENDED          THREE MONTHS ENDED           THREE MONTHS ENDED
                               SEPTEMBER 30,               SEPTEMBER 30,                SEPTEMBER 30,
                               -------------               -------------                -------------
                             2001         2000            2001         2000           2001          2000
                             ----         ----            ----         ----           ----          ----
International                 96%          84%            2,398        2,104        $  57,672    $  43,742
Domestic                      92%          92%            1,552        1,479        $  77,080    $  66,543

--------
(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.

                                                                       FORM 10-Q



     INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for the three months ended September 30, 2001 and 2000:

                                                REVENUES                     GROSS MARGIN
                                                --------                     ------------
                                           THREE MONTHS ENDED              THREE MONTHS ENDED
                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                              -------------                  -------------
                                           2001           2000            2001           2000
                                           ----           ----            ----           ----
                                                             (In thousands)
Contract drilling services ......        $138,298        $ 92,033        $66,904        $35,781
Labor contract drilling services            7,976           7,052          1,159          1,503
Engineering, consulting and other           3,389           2,458          1,142          2,179
                                         --------        --------        -------        -------
         Total ..................        $149,663        $101,543        $69,205        $39,463
                                         ========        ========        =======        =======

         OPERATING REVENUES. International contract drilling services revenues increased $46,265,000 due to higher average dayrates in the North Sea and West Africa and higher rig utilization in the Middle East. Labor contract drilling services revenues increased $924,000 due to escalation clauses on our labor contract for the Hibernia project in Canada. International engineering, consulting and other revenues increased $931,000 due to an engineering services contract in the North Sea which began during the fourth quarter of 2000, partially offset by reduced management fees charged by us to our Noble Rochford Drilling Ltd. ("Noble Rochford") joint venture.

         GROSS MARGIN. International contract drilling services gross margin increased $31,123,000 due to higher average dayrates in the North Sea and West Africa and higher rig utilization in the Middle East. International labor contract drilling services gross margin decreased $344,000, as increased costs on our labor contract for the Hibernia project in Canada more than offset the higher revenues for the project. Despite higher revenues, international engineering, consulting and other gross margin decreased $1,037,000 due to reduced management fees charged by us to our Noble Rochford joint venture.


     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for our domestic operations for the three months ended September 30, 2001 and 2000:

                                                 REVENUES                     GROSS MARGIN
                                                 --------                     ------------
                                            THREE MONTHS ENDED              THREE MONTHS ENDED
                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                               -------------                  -------------
                                           2001            2000            2001           2000
                                           ----            ----            ----           ----
                                                             (In thousands)
Contract drilling services ......        $119,628        $ 98,417        $77,009        $64,245
Turnkey drilling services .......              --          19,363             --            409
Engineering, consulting and other           3,501           6,555            511            885
                                         --------        --------        -------        -------
         Total ..................        $123,129        $124,335        $77,520        $65,539
                                         ========        ========        =======        =======

         OPERATING REVENUES. Domestic contract drilling services revenues increased $21,211,000 due to higher average dayrates on our jackup rigs. The higher average dayrates reflected improved market conditions in the Gulf of Mexico for most of the Current Quarter. There was no turnkey drilling activity in the Current Quarter as our Triton Engineering subsidiary ("Triton") revised its business model during the fourth quarter of 2000 to focus on well site management, project management and technical services. Domestic engineering, consulting and other revenues decreased $3,054,000 due to a significant project management engagement conducted by Triton in the Comparable Quarter, partially offset by

                                                                       FORM 10-Q


additional revenues from our Noble Engineering & Development ("NED") and Maurer Technology ("Maurer") subsidiaries.

         GROSS MARGIN. Domestic contract drilling services gross margin increased $12,764,000 due to higher average dayrates on our jackup rigs. There was no turnkey drilling activity in the Current Quarter due to Triton's revised business model. Domestic engineering, consulting and other gross margin decreased $374,000 due to a significant project management engagement conducted by Triton in the Comparable Quarter.


     OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $2,064,000 due to various capital upgrades to our rig fleet.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased $342,000 due to lower labor costs associated with employee benefit plans.

         INTEREST EXPENSE. Interest expense decreased $2,335,000 due to lower average debt balances in the Current Quarter, in part due to the purchase and retirement of $43,305,000 principal amount of our 7.50% Senior Notes due 2019 in July 2001.

         INCOME TAX PROVISION. Income tax provision increased $9,553,000 due to higher pretax earnings, partially offset by a lower effective tax rate. The effective tax rate was under 25 percent in the Current Quarter compared to 26 percent in the Comparable Quarter.

         EXTRAORDINARY CHARGE, NET OF TAX. Results for the Current Quarter included an extraordinary charge of $988,000, net of taxes of $532,000, related to the purchase and retirement of our 7.50% Senior Notes due 2019 described above.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

     GENERAL

         Net income for the nine months ended September 30, 2001 (the "Current Period") was $199,436,000, or $1.48 per diluted share, on operating revenues of $741,829,000, compared to net income for the nine months ended September 30, 2000 (the "Comparable Period") of $113,697,000, or $0.84 per diluted share, on operating revenues of $641,421,000.

         Results for the Current Period included an extraordinary charge of $988,000, net of taxes of $532,000, related to the purchase and retirement of $43,305,000 principal amount of our 7.50% Senior Notes due 2019.

                                                                       FORM 10-Q

     RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATES

         The following table sets forth the average rig utilization rates, operating days and average dayrates for our rig fleet for the nine months ended September 30, 2001 and 2000:

                                AVERAGE RIG
                            UTILIZATION RATE (1)           OPERATING DAYS               AVERAGE DAYRATE
                          ------------------------    -------------------------    ------------------------
                              NINE MONTHS ENDED           NINE MONTHS ENDED            NINE MONTHS ENDED
                                SEPTEMBER 30,               SEPTEMBER 30,                SEPTEMBER 30,
                          ------------------------    -------------------------    ------------------------
                             2001         2000            2001         2000           2001          2000
                          -----------  -----------    -----------   -----------    -----------  -----------
International............     88%          78%            6,264        5,891        $  54,838    $  46,090
Domestic.................     96%          88%            4,861        4,148        $  73,687    $  65,677

--------
(1) Information reflects our policy to report utilization rates based on the number of actively marketed rigs in our fleet.


    INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin for our international operations for the nine months ended September 30, 2001 and 2000:

                                                 REVENUES                     GROSS MARGIN
                                                 --------                     ------------
                                             NINE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                               -------------                  -------------
                                           2001            2000            2001           2000
                                           ----            ----            ----           ----
                                                              (In thousands)
Contract drilling services ......        $343,505        $271,516        $152,019        $ 99,684
Labor contract drilling services           23,434          22,643           3,980           5,010
Engineering, consulting and other           7,563           3,940           3,300           2,919
                                         --------        --------        --------        --------
         Total ..................        $374,502        $298,099        $159,299        $107,613
                                         ========        ========        ========        ========

         OPERATING REVENUES. International contract drilling services revenues increased $71,989,000 due to higher average dayrates and rig utilization in West Africa and the North Sea, partially offset by the expiration of contracts in Venezuela. Labor contract drilling services revenues increased $791,000 due to escalation clauses on our labor contract for the Hibernia project in Canada, partially offset by the expiration of a North Sea labor contract. International engineering, consulting and other revenues increased $3,623,000 due to an engineering services contract in the North Sea which began during the fourth quarter of 2000.


         GROSS MARGIN. International contract drilling services gross margin increased $52,335,000 due to higher average dayrates and rig utilization in West Africa and the North Sea. Labor contract drilling services gross margin decreased $1,030,000 due to the expiration of a North Sea labor contract, partially offset by escalation clauses on our labor contract for the Hibernia project in Canada. International engineering, consulting and other gross margin increased $381,000 due to an engineering services contract in the North Sea which began during the fourth quarter of 2000.

                                                                       FORM 10-Q

     DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin for our domestic operations for the nine months ended September 30, 2001 and 2000:

                                                 REVENUES                     GROSS MARGIN
                                                 --------                     ------------
                                             NINE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                               -------------                  -------------
                                           2001            2000            2001           2000
                                           ----            ----            ----           ----
                                                              (In thousands)
Contract drilling services ......        $358,192        $272,428        $236,046        $174,713
Turnkey drilling services .......              --          62,745              --           4,007
Engineering, consulting and other           9,135           8,149           1,498           1,092
                                         --------        --------        --------        --------
         Total ..................        $367,327        $343,322        $237,544        $179,812
                                         ========        ========        ========        ========

         OPERATING REVENUES. Domestic contract drilling services revenues increased $85,764,000 due to higher average dayrates, higher rig utilization rates and increased operating days on our jackup rigs. The higher operating statistics on our domestic jackup rigs reflected improved market conditions in the Gulf of Mexico for most of the Current Period. There was no turnkey drilling activity in the Current Period as Triton revised its business model during the fourth quarter of 2000 to focus on well site management, project management and technical services. Domestic engineering, consulting and other revenues increased $986,000 due to additional revenues from NED and Maurer.

         GROSS MARGIN. Domestic contract drilling services gross margin increased $61,333,000 due to higher average dayrates, higher rig utilization rates and increased operating days on our jackup rigs. There was no turnkey drilling activity in the Current Period due to Triton's revised business model. Domestic engineering, consulting and other gross margin increased $406,000 due to contributions from NED and Maurer.


     OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $4,890,000 due to the activation of the Noble Homer Ferrington semisubmersible in March 2000 and various capital upgrades to our rig fleet.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $542,000 due to higher labor costs.

         INTEREST EXPENSE. Interest expense decreased $4,639,000 due to lower average debt balances in the Current Period.

         INCOME TAX PROVISION. Income tax provision increased $22,669,000 due to higher pretax earnings, partially offset by a lower effective tax rate. The effective tax rate was under 25 percent in the Current Period compared to 27 percent in the Comparable Period.

         EXTRAORDINARY CHARGE, NET OF TAX. Results for the Current Period included an extraordinary charge of $988,000, net of taxes of $532,000, related to the purchase and retirement of our 7.50% Senior Notes due 2019 described above.

                                                                       FORM 10-Q

LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW

         At September 30, 2001, we had cash and cash equivalents of $179,419,000 and $196,494,000 of funds available under our bank credit facility. We had working capital, including cash, of $242,942,000 and $173,704,000 at September 30, 2001 and December 31, 2000, respectively. Total debt as a percentage of total debt plus shareholders' equity was 26 percent at September 30, 2001 compared to 31 percent at December 31, 2000.

         We repurchased 925,000 shares of Noble Drilling common stock at a total cost of $26,307,000 during the third quarter of 2001. For the nine months ended September 30, 2001, we have repurchased 2,082,000 shares of Noble Drilling common stock at a total cost of $70,788,000. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us. The board of directors of Noble Drilling has authorized the repurchase of up to 5,000,000 shares. As of November 8, 2001, 1,504,000 shares were available for future repurchase under such authorization.

         During the Current Quarter, we sold 450,000 put options on our common stock at an average price of $2.46 per option. The options give the holder the right to require us to repurchase our common stock at various exercise prices, ranging from $19.90 to $27.64 per share, on their respective expiration dates in February and March 2002. We have the option to settle in cash or net shares of common stock. All 450,000 options were outstanding at September 30, 2001.


    CAPITAL EXPENDITURES

         Capital expenditures totaled $46,423,000 and $92,691,000 for the Current Quarter and Current Period, respectively, which include the acquisition of the remaining 50 percent equity interest in Noble Rochford Drilling Ltd. for $20,000,000. In addition, Current Quarter and Current Period loans to our joint ventures totaled $0 and $17,896,000, respectively, and deferred repair and maintenance expenditures totaled $7,770,000 and $25,856,000, respectively. We expect our capital expenditures and deferred repair and maintenance expenditures for the remainder of 2001 will aggregate approximately $38,000,000 and $4,000,000, respectively. For more information on loans to our joint ventures, see Note 5 to our accompanying consolidated financial statements.

         We have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery in connection with several projects. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of September 30, 2001, we had approximately $75,000,000 of outstanding purchase commitments related to these projects.

         Certain projects currently under consideration could require, if they materialize, capital expenditures or other cash requirements not included in the amounts above. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Other factors that could cause actual capital expenditures to materially exceed the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.


    CREDIT FACILITIES AND LONG-TERM DEBT

         On May 29, 2001, we terminated our bank credit facility totaling $200,000,000 and we entered into a new unsecured revolving bank credit facility totaling $200,000,000 (the "Credit Agreement") on May 30, 2001. The term of the Credit Agreement extends through May 30, 2006. As of September 30, 2001, we had no borrowings under the Credit Agreement and had outstanding letters of credit and third-party corporate guarantees totaling $13,806,000. Additionally, at September 30, 2001, $5,851,000 of bid and performance bonds had been supported by surety bonds. As of

                                                                       FORM 10-Q


September 30, 2001, we had the ability to borrow $196,494,000 under the Credit Agreement. As of November 8, 2001, we had no borrowings under the Credit Agreement.

         In July 2001, we purchased and retired $43,305,000 principal amount of our 7.50% Senior Notes due 2019 for $44,362,000. At September 30, 2001, total long-term debt was $617,800,000, including current maturities of $52,370,000, compared to total long-term debt of $699,642,000, including current maturities of $49,351,000, at December 31, 2000.

         We believe that our cash and cash equivalents, cash flows from operating activities, available borrowings under lines of credit, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.


ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142").

         SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. As we had no business combinations in process upon this statement becoming effective, adoption of SFAS 141 did not have an impact on our consolidated results of operations, cash flows or financial position.

         SFAS 142 requires that goodwill and other intangible assets no longer be amortized, but rather tested for impairment at least annually. SFAS 142 becomes effective for fiscal years beginning after December 15, 2001. Upon adoption on January 1, 2002, we do not expect SFAS 142 to have a material impact on our consolidated results of operations, cash flows or financial position.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the potential for loss due to a change in the value of a financial instrument as a result of fluctuations in interest rates, currency exchange rates or equity prices. We own investments in both marketable equity and debt securities. To mitigate the risk of losses, these investments are marked to market periodically and are monitored by management to assure compliance with policies established by the Company. A portion of the marketable equity securities we own, consisting primarily of interests in mutual funds, are held by a Rabbi Trust established and maintained by us in connection with the Noble Drilling Corporation 401(k) Savings Restoration Plan. Any decrease in the fair value of these investments would result in a comparable decrease in the deferred compensation plan obligation and would not materially affect our consolidated results of operations, cash flows or financial position.

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread from LIBOR. At September 30, 2001, there were no outstanding borrowings under our Credit Agreement. Therefore, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis.

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

         (b)      Reports on Form 8-K

                  We furnished a Form 8-K on July 26, 2001, which included our press release dated July 26, 2001 as Exhibit 99.1 announcing financial results for the quarter ended June 30, 2001.

                  We furnished a Form 8-K on August 31, 2001, which included our Fleet Status Update as of August 31, 2001 as Exhibit 99.1.

                                                                       FORM 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NOBLE DRILLING CORPORATION



DATE:  November 13, 2001           By:      /s/ ROBERT D. CAMPBELL
                                            -----------------------------------
                                            ROBERT D. CAMPBELL,
                                            President


DATE:  November 13, 2001           By:      /s/ MARK A. JACKSON
                                            -----------------------------------
                                            MARK A. JACKSON,
                                            Senior Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)

                                                                       FORM 10-Q

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                    EXHIBIT
10                Noble Drilling Corporation Short Term Incentive Plan (revised
                  April 2001).