Form 10-K
period 2001-12-31
NOBLE DRILLING CORP
filed 2002-02-06
CIK 777201

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               FOR THE TRANSITION PERIOD FROM          TO
                                              --------    ---------

                         COMMISSION FILE NUMBER: 0-13857

                           NOBLE DRILLING CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   73-0374541
     ------------------------            ---------------------------------------
     (State of incorporation)            (I.R.S. employer identification number)


          13135 SOUTH DAIRY ASHFORD, SUITE 800, SUGAR LAND, TEXAS 77478
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 276-6100

           Securities registered pursuant to Section 12(b) of the Act:

         COMMON STOCK, PAR VALUE $.10 PER SHARE               NEW YORK STOCK EXCHANGE
         PREFERRED STOCK PURCHASE RIGHTS                      NEW YORK STOCK EXCHANGE
         -----------------------------------         --------------------------------------------
                Title of each class                   Name of each exchange on which registered

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of Common Stock held by nonaffiliates as of January 31, 2002: $4,200,000,000

         Number of shares of Common Stock outstanding as of January 31, 2002:
132,083,096

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:


         (1) Proxy statement for the 2002 annual meeting of stockholders - Part III

                                TABLE OF CONTENTS

                                                                              PAGE
----------------------------------------------------------------------------------
   PART  ITEM 1.  BUSINESS...................................................... 1
    I            General........................................................ 1
                 Business Strategy.............................................. 2
                 Business Development During 2001............................... 2
                 Recent Development............................................. 2
                 Drilling Contracts............................................. 3
                 Offshore Drilling Operations................................... 4
                        International Contract Drilling......................... 4
                        Domestic Contract Drilling.............................. 4
                        Labor Contracts......................................... 4
                 Technology, Engineering Services and Project Management........ 4
                 Competition and Risks.......................................... 5
                 Governmental Regulation and Environmental Matters.............. 6
                 Employees...................................................... 6
                 Financial Information about Foreign and Domestic Operations.... 7
         ITEM 2.  PROPERTIES.................................................... 7
                 Drilling Fleet................................................. 7
                        Semisubmersibles........................................ 7
                        Dynamically Positioned Drillships....................... 7
                        Jackup Rigs............................................. 7
                        Submersibles............................................ 8
                 Facilities..................................................... 10
         ITEM 3.  LEGAL PROCEEDINGS............................................. 10
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 10
         EXECUTIVE OFFICERS OF THE REGISTRANT................................... 11
-----------------------------------------------------------------------------------
   PART  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
    II            STOCKHOLDER MATTERS........................................... 12
         ITEM 6.  SELECTED FINANCIAL DATA....................................... 13
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS........................... 14
                 Business Environment........................................... 14
                 Results of Operations.......................................... 15
                 Liquidity and Capital Resources................................ 19
                 Proposed Corporate Restructuring............................... 20
                 Significant Accounting Policies................................ 20
                 Accounting Pronouncements...................................... 21
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK............................................. 22
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................... 23
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................... 50
-----------------------------------------------------------------------------------
   PART  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............ 50
   III   ITEM 11. EXECUTIVE COMPENSATION........................................ 50
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.................................................... 50
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 50
-----------------------------------------------------------------------------------
   PART  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
    IV            FORM 8-K...................................................... 51
         SIGNATURES............................................................. 52

                                    FORM 10-K

         This report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, statements contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding our financial position, business strategy, plans and objectives of management for future operations, industry conditions, and indebtedness covenant compliance, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, volatility in crude oil and natural gas prices, the discovery of significant additional oil and/or gas reserves or the construction of significant oil and/or gas delivery or storage systems that impact regional or worldwide energy markets, potential deterioration in the demand for our drilling services and resulting declining dayrates, changes in our customers' drilling programs or budgets due to factors discussed herein or due to their own internal corporate events, the cancellation by our customers of drilling contracts or letter agreements or letters of intent for drilling contracts or their exercise of early termination provisions generally found in our drilling contracts, intense competition in the drilling industry, changes in oil and gas drilling technology or in our competitors' drilling rig fleets that could make our drilling rigs less competitive or require major capital investment to keep them competitive, political and economic conditions in the United States and in international markets where we operate, acts of war or terrorism and the aftermath of the September 11, 2001 terrorist attacks on the United States, cost overruns or delays on shipyard repair, maintenance, conversion or upgrade projects, adverse weather (such as hurricanes) and seas, operational risks (such as blowouts and fires), limitations on our insurance coverage, and requirements and potential liability imposed by governmental regulation of the drilling industry (including environmental regulation). All of the foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements. When used in this Form 10-K, the words "believes", "anticipates", "expects", "plans" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         We are a leading provider of diversified services for the oil and gas industry. We perform contract drilling services with our fleet of 49 offshore drilling units located in key markets worldwide. Our fleet of floating deepwater units consists of nine semisubmersibles and three dynamically positioned drillships, seven of which are designed to operate in water depths greater than 5,000 feet. Our premium fleet of 34 independent leg, cantilever jackup rigs includes 21 units that operate in water depths of 300 feet and greater, four of which operate in water depths of 360 feet and greater, and 11 units that operate in water depths up to 250 feet. In addition, our fleet includes three submersible drilling units. Nine of our drilling units are capable of operating in harsh environments. Over 60 percent of the fleet is currently deployed in international markets, principally including the North Sea, Brazil, West Africa, the Middle East, India and Mexico. During 2000, we also operated in Venezuela. We also provide labor contract drilling services, well site and project management services, and engineering services.

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

         In addition, as part of our strategy, we have focused on the continued development of technological applications for the drilling industry. Our Noble Engineering & Development Limited ("NED") and Maurer Technology Incorporated ("Maurer") subsidiaries are engaged in this activity.


BUSINESS DEVELOPMENT DURING 2001

         Pursuant to our strategy of expanding our deepwater capabilities, we are completing engineering design work on the Noble Clyde Boudreaux and Noble Dave Beard. We are designing these Friede & Goldman 9500 Enhanced Pacesetter semisubmersible hulls to operate in up to 10,000 feet of water. In addition to these units, we have activated five Noble EVA-4000TM semisubmersibles and the Noble Homer Ferrington semisubmersible since December 1998, all of which are currently operating under long-term contracts.

         On August 24, 2001, we acquired the remaining 50 percent equity interest in Noble Rochford Drilling Ltd. ("Noble Rochford") from our joint venture partner for $20,000,000 in cash. Noble Rochford owns the Noble Julie Robertson, a Baker Marine Europe Class design jackup.

         As part of our strategy to expand our technology initiative, on February 20, 2001, we acquired the assets of Maurer Engineering Incorporated, a privately held engineering firm that designs drilling products and drilling related software programs, for $6,560,000 in cash, common stock and the assumption of certain liabilities. Maurer is being integrated with NED, which focuses on developing technological drilling products and solutions to enhance drilling efficiency. During 2001, NED and Maurer, along with Anadarko Petroleum Corporation, were awarded a methane hydrate study in Alaska for the U.S. Department of Energy. In addition, Maurer commenced a dual gradient drilling joint industry project with companies from various segments of the energy industry.


RECENT DEVELOPMENT

         On January 31, 2002, our board of directors approved a corporate restructuring subject to stockholder approval and adoption. If this restructuring is approved by our stockholders at our upcoming 2002 annual meeting of stockholders, a wholly-owned, Cayman Islands subsidiary of Noble Drilling, Noble Corporation, will become the publicly traded parent company of the Noble corporate group. We believe that the restructuring will position us to realize a variety of potential business, financial and strategic benefits. Specifically, we believe the restructuring will promote our flexibility to reduce our worldwide effective corporate tax rate, allow us to restructure our business to increase operational efficiencies, provide a corporate structure that is generally more favorable for expansion of our current businesses, and provide the opportunity for us to attract a wider range of investors.

         We will soon enter into an Agreement and Plan of Merger in which, following a number of steps, Noble Corporation will become the parent holding company of Noble Drilling and all other companies in the Noble corporate group. After completion of the restructuring, Noble Corporation and the Noble corporate group will continue to conduct the businesses we now conduct. In the restructuring, each share of Common Stock, par value

$.10 per share ("Common Stock"), of Noble Drilling will automatically be converted into an ordinary share of Noble Corporation. The ordinary shares of Noble Corporation will trade on the New York Stock Exchange under the symbol "NE", the same symbol under which Noble Drilling's Common Stock is currently listed and traded. The proposed restructuring is subject to certain conditions to closing, including stockholder approval. Stockholders will be provided a proxy statement/prospectus containing the information regarding the proposed restructuring prior to the 2002 annual meeting.


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

         o payment of compensation to us (generally in U.S. Dollars) on a "daywork" basis, so that we receive a fixed amount for each day ("dayrate") that the drilling unit is operating under contract (lower rates or no compensation is payable during periods of equipment breakdown and repair or adverse weather or in the event operations are interrupted by other conditions, some of which may be beyond our control); and

         o payment by us of the operating expenses of the drilling unit, including labor costs and the cost of incidental supplies.

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

         Thirteen of our rigs are contracted for the remainder of 2002. We anticipate that the primary terms of the current contracts on 26 of our rigs will expire at varying times in 2002, subject to options to extend in the case of 22 contracts.

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

OFFSHORE DRILLING OPERATIONS

         Our offshore contract drilling operations, which accounted for approximately 94 percent, 86 percent and 83 percent of operating revenues for the years ended December 31, 2001, 2000 and 1999, respectively, are conducted worldwide. Our offshore drilling fleet consists of 49 units. See "Drilling Fleet" in "Item 2. Properties." Our principal regions of contract drilling operations include the Gulf of Mexico, North Sea, Brazil, West Africa, the Middle East and India. In 2001, two separate customers, Royal Dutch/Shell Group and Petroleo Brasiliero S.A., each accounted for approximately 12 percent of our total operating revenues. No other single customer accounted for more than 10 percent of our total operating revenues.


INTERNATIONAL CONTRACT DRILLING

         Our contract drilling services revenues from international sources accounted for approximately 52 percent, 49 percent and 74 percent of our total contract drilling services revenues for 2001, 2000 and 1999, respectively. In 2001, approximately 36 percent of our international contract drilling services revenues was derived from contracts with major integrated oil and gas companies, 34 percent from contracts with government-owned companies and the balance from contracts with independent operators.


DOMESTIC CONTRACT DRILLING

         Contract drilling services revenues generated in the U.S. accounted for approximately 48 percent, 51 percent and 26 percent of our total contract drilling services revenues for 2001, 2000 and 1999, respectively. In 2001, approximately 54 percent of our domestic contract drilling revenues was derived from contracts with independent operators and the remaining 46 percent was derived from contracts with major integrated oil and gas companies.


LABOR CONTRACTS

         Our offshore operations also include services we perform under labor contracts for drilling and workover activities covering six rigs operating in the U.K. North Sea and two rigs under a labor contract (the "Hibernia Project") off the east coast of Canada. These rigs are not owned or leased by us. Under our labor contracts, we provide the personnel necessary to manage and perform the drilling operations from drilling platforms owned by the operator. With the exception of the Hibernia Project, which is operated under a five-year agreement that expires in 2002 and to which we are currently negotiating an extension, our labor contracts are generally renewable on an annual basis. After drilling operations are completed, workover operations usually become an important element of each platform's activity. Drilling contractor crews will, therefore, typically remain on the platform until a field is depleted.


TECHNOLOGY, ENGINEERING SERVICES AND PROJECT MANAGEMENT

         Our technology initiative focuses on the design and development of drilling products, drilling related software programs and technical solutions to enhance drilling efficiency. These functions are performed by our NED and Maurer subsidiaries.

         We also provide engineering services, which includes the design of drilling equipment for offshore development. We work on a contract basis with operators and prime construction contractors of drilling and production platforms in the design of drilling equipment configurations aimed at optimizing the operational efficiency of developmental drilling by maximizing platform space utilization and load capability.

         In October 2000, our Triton Engineering subsidiary ("Triton") revised its business model to focus on well site management, project management and technical services. Turnkey drilling, Triton's major revenue source prior to revising its business model, involved Triton's coordination of all equipment, materials, services and management to drill a well to a specified depth, for a fixed price. Under turnkey drilling contracts, Triton bore the financial risk of delays in the completion of the well. Due to its revised business model, Triton did not complete any turnkey wells in 2001, compared to 20 wells completed in 2000 and 26 in 1999. Revenues from turnkey drilling services represented 0 percent, 9 percent and 11 percent of our consolidated operating revenues for 2001, 2000 and 1999, respectively.


COMPETITION AND RISKS

         The contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. We believe that competition for drilling contracts will continue to be intense for the foreseeable future. Certain competitors may have access to greater financial resources than we do.

         Competition in contract drilling involves numerous factors, including price, rig availability and suitability, experience of the workforce, efficiency, condition of equipment, operating integrity, reputation, industry standing and customer relations. Although price is a major consideration in most markets, especially with respect to domestic drilling, the limited supply of deepwater units has made rig availability and suitability a principal consideration in recent periods. We believe that we compete favorably with respect to all of these factors. Competition is primarily on a regional basis and may vary significantly by region at a particular time. Demand for offshore drilling equipment also depends on the exploration and development programs of oil and gas producers, which in turn are influenced by the financial condition of such producers, by general economic conditions and prices of oil and gas, and, from time to time, by political considerations and policies.

         We follow a policy of keeping our equipment well maintained and technologically competitive. However, our equipment could be made obsolete by the development of new techniques and equipment. In addition, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct our business occur from time to time. We cannot assure you that any such shortages experienced in the past would not occur again or that any shortages, to the extent currently existing, will not continue or worsen in the future.

         Our results of operations depend on the levels of activity in offshore oil and gas exploration, development and production in markets worldwide. Both short-term and long-term trends in oil and gas affect that activity. Although oil and natural gas prices were strong during the first half of 2001, natural gas prices were much lower during the second half of 2001. Due to the weakening of natural gas prices, demand for offshore drilling rigs in the U.S. Gulf of Mexico softened, and as a result, the percentage of available days rigs were operating ("rig utilization rates") and dayrates began to decrease in the latter part of the third quarter of 2001. The lower natural gas prices were caused by cooler than normal summer weather, warmer than expected fall and winter weather, weaker than expected industrial demand and a stronger than expected supply of natural gas, which contributed to a build-up in natural gas inventory storage levels. We believe that a continuation of this supply and demand imbalance could keep natural gas prices at depressed levels and further weaken demand for offshore drilling rigs in the U.S. Gulf of Mexico. However, drilling activity in many international markets, which are influenced more by oil prices, improved in 2001 as reflected by higher utilization rates and dayrates.

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

         Our operations are subject to the many hazards inherent in the drilling business, including blowouts, cratering, fires and collisions or groundings of offshore equipment. In addition, our operations are subject to damage or loss from adverse weather and seas. These hazards could cause personal injury and loss of life, suspend drilling operations or seriously damage or destroy the property and equipment involved and, in addition to causing environmental damage, could cause substantial damage to oil and natural gas producing formations. Although we maintain insurance against many of these hazards, our insurance may be subject to deductibles and provides for premium adjustments based on claims. It also excludes certain matters from coverage, such as loss of earnings on certain rigs. Also, while we generally obtain indemnification from our customers for environmental damage with respect to offshore drilling, such indemnification is generally only in excess of a specified amount, which typically ranges from $100,000 to $500,000.

         Our international operations are also subject to certain political, economic and other uncertainties including, among others, risks of war, terrorism and civil disturbances, expropriation, nationalization, renegotiation or modification of existing contracts, taxation policies, foreign exchange restrictions, international monetary fluctuations and other hazards arising out of foreign governmental sovereignty over certain areas in which we conduct operations. We have sought to obtain, where economical, insurance against certain political risks. However, we cannot assure you that this insurance will always be available to us or, if available, will cover all losses that we may incur in respect of foreign operations.


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

         The U.S. Oil Pollution Act of 1990 ("OPA `90") and regulations thereunder impose certain additional operational requirements on our domestic offshore rigs and govern liability for leaks, spills and blowouts involving pollutants. Regulations under OPA `90 require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. We monitor these regulations and do not believe that they are likely to have a material adverse effect on our financial condition or results of operations. We have made and will continue to make expenditures to comply with environmental requirements. To date we have not expended material amounts in order to comply and we do not believe that our compliance with such requirements will have a material adverse effect upon our results of operations or competitive position or materially increase our capital expenditures. Although these requirements impact the energy and energy services industries, generally they do not appear to affect us any differently or to any greater or lesser extent than other companies in the energy services industry.

         The modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or developmental drilling for oil and gas for economic, environmental or other reasons could materially and adversely affect our operations by limiting drilling opportunities.


EMPLOYEES

         At December 31, 2001, we had 3,774 employees, of whom approximately 50 percent were engaged in international operations and approximately 50 percent were engaged in domestic operations. We are not a party to any collective bargaining agreements that are material. We consider our employee relations to be satisfactory.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Information regarding our operating revenues and identifiable assets attributable to each of our geographic areas of operations for the last three fiscal years is presented in Note 14 to our consolidated financial statements included in this Annual Report on Form 10-K.


ITEM 2.  PROPERTIES

DRILLING FLEET

         Our offshore drilling rig fleet consists of 49 units comprising nine semisubmersibles (including five Noble EVA-4000(TM) semisubmersibles), three drillships, 34 jackup rigs and three submersibles. The rig count includes one drillship and one jackup unit in which we have partial ownership interests through joint ventures and one jackup rig operated pursuant to a long-term lease ("bareboat charter") agreement. Each type of rig is described further below. There are several factors that determine the type of rig most suitable for a particular job, the most significant of which include the water depth and bottom conditions at the proposed drilling location, whether the drilling is being done over a platform or other structure, and the intended well depth.


SEMISUBMERSIBLES

         Our semisubmersible fleet consists of nine units. Among the nine are five units that have been converted to Noble EVA-4000(TM) semisubmersibles and three Friede & Goldman 9500 Enhanced Pacesetter semisubmersibles. One of our units, the Noble Fri Rodli submersible (discussed below), is convertible into a Noble EVA-4000TM design semisubmersible. Semisubmersibles are floating platforms which, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the hull is below the water surface during drilling operations. These units maintain their position over the well through the use of either a fixed mooring system or a dynamic positioning system and can drill in many areas where jackup rigs can also drill. However, semisubmersibles normally require water depth of at least 200 feet in order to conduct operations. Our semisubmersibles are designed to work in water depths of up to 8,900 feet, depending on the unit. One of our units is designed to operate in harsh environments. Semisubmersibles are typically more expensive to construct and operate than jackup rigs.


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


JACKUP RIGS

         We have 34 jackup rigs in the fleet, including one in which we own a 50 percent interest through a joint venture and one that we operate pursuant to a long-term bareboat charter agreement. Jackup rigs are mobile, self-elevating drilling platforms equipped with legs which can be lowered to the ocean floor until a foundation is established to support the drilling platform. The rig hull includes the drilling rig, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. All of our jackup rigs are independent leg (i.e., the legs can be raised or lowered independently of each other), cantilevered rigs. A cantilevered jackup has a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over pre-existing platforms or structures. Moving a rig to the drill site involves jacking up its legs until the hull is floating on the surface of the water. The hull is then towed to the drill site by tugs and the legs are jacked down to the ocean floor. The jacking operation continues until the hull is raised out of the water and drilling operations are conducted with the hull in its raised position. Our jackup rigs are capable of drilling to a maximum depth of 25,000 feet in water depths ranging between eight and 390 feet, depending on the jackup rig. Our premium fleet of jackup rigs includes 21 units that are capable of operating in water depths of 300 feet and greater, four of which are capable of operating in water depths of 360 feet and greater. Eight of our jackup rigs are capable of operating in harsh environments.

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

         The following table sets forth certain information concerning our drilling rig fleet at January 24, 2002. The table does not include eight rigs owned by operators for which we had labor contracts as of January 24, 2002. We operate and, unless otherwise indicated, own all of the rigs included in the table.

                                 DRILLING FLEET

                                                                        WATER   DRILLING
                                                                        DEPTH   DEPTH
                                                         YEAR BUILT     RATING  CAPACITY
NAME                           MAKE                      OR REBUILT(1)  (FEET)  (FEET)     LOCATION             STATUS(2)
------------------------------ ------------------------  -------------  ------  --------   -------------------  --------------
SEMISUBMERSIBLES - 9
Noble Paul Wolff(T)            Noble EVA-4000(TM)- DP    1999 R          8,900    30,000   Brazil               Active
Noble Paul Romano(T)           Noble EVA-4000(TM)        1998 R          6,000    30,000   U.S. Gulf of Mexico  Active
Noble Amos Runner(T)           Noble EVA-4000(TM)        1999 R          6,600    30,000   U.S. Gulf of Mexico  Active
Noble Jim Thompson(T)          Noble EVA-4000(TM)        1999 R          6,000    30,000   U.S. Gulf of Mexico  Active
Noble Max Smith(T)             Noble EVA-4000(TM)        1999 R          6,000    30,000   U.S. Gulf of Mexico  Active
Noble Homer Ferrington(T)      Friede & Goldman 9500     2000 R          6,000    30,000   U.S. Gulf of Mexico  Contracted
                                 Enhanced Pacesetter
Noble Ton van Langeveld(T)(3)  Offshore Co. SCP III      2000 R          1,500    20,000   U.K.                 Available
Noble Dave Beard(T)(4)         Friede & Goldman 9500     1986           10,000    25,000   China                Shipyard
                                 Enhanced Pacesetter
Noble Clyde Boudreaux(T)(4)    Friede & Goldman 9500     1987           10,000    25,000   U.S. Gulf of Mexico  Shipyard
                                 Enhanced Pacesetter
------------------------------ ------------------------  -------------  ------  --------   -------------------  --------------
DYNAMICALLY POSITIONED
  DRILLSHIPS - 3
Noble Roger Eason(T)           Nedlloyd                  1997 R          6,000    25,000   Brazil               Active
Noble Leo Segerius(T)          Gusto Engineering
                                Pelican Class            1996 R          5,000    20,000   Brazil               Active
Noble Muravlenko(T)(5)         Gusto Engineering
                                Pelican Class            1997 R          4,000    21,000   Brazil               Active
------------------------------ ------------------------  -------------  ------  --------   -------------------  --------------
INDEPENDENT LEG CANTILEVERED
 JACKUPS - 34
Noble Bill Jennings(T)         MLT 84 - E.R.C.           1997 R            390    25,000   U.S. Gulf of Mexico  Active
Noble Eddie Paul(T)            MLT 84 - E.R.C.           1995 R            390    25,000   U.S. Gulf of Mexico  Active
Noble Leonard Jones(T)         MLT 53 - E.R.C.           1998 R            390    25,000   U.S. Gulf of Mexico  Active
Noble Julie Robertson(T)(3)(4) Baker Marine Europe
                                Class                    2000 R            390    25,000   U.K.                 Active
Noble Al White(T)(3)           CFEM T-2005C              1997 R            360    25,000   The Netherlands      Active
Noble Byron Welliver(T)(3)     CFEM T-2005C              1982              300    25,000   Denmark              Active
Noble Kolskaya(T)(3)(6)        Gusto Engineering-C       1997 R            330    25,000   Denmark              Active
Noble Johnnie Hoffman(T)       Baker Marine BMC 300      1993 R            300    25,000   U.S. Gulf of Mexico  Active
Noble Roy Butler(T)(7)         F&G L-780 MOD II          1996 R            300    25,000   Nigeria              Active
Noble Tommy Craighead(T)       F&G L-780 MOD II          1990 R            300    25,000   Nigeria              Active
Noble Kenneth Delaney(T)       F&G L-780 MOD II          1998 R            300    25,000   U.A.E.               Active
Noble Percy Johns(T)           F&G L-780 MOD II          1995 R            300    25,000   Nigeria              Active
Noble George McLeod(T)         F&G L-780 MOD II          1995 R            300    25,000   U.A.E.               Active
Noble Jimmy Puckett(T)         F&G L-780 MOD II          2002 R            300    25,000   U.A.E.               Shipyard/Contracted
Noble Gus Androes(T)           Levingston 111-C          1996 R            300    25,000   Qatar                Active
Noble Lewis Dugger(T)          Levingston 111-C          1997 R            300    20,000   Mexico               Active
Noble Ed Holt(T)               Levingston 111-C          1994 R            300    25,000   India                Active
Noble Sam Noble(T)             Levingston 111-C          1982              300    25,000   U.S. Gulf of Mexico  Available
Noble Gene Rosser(T)           Levingston 111-C          1996 R            300    20,000   U.S. Gulf of Mexico  Shipyard
Noble John Sandifer(T)         Levingston 111-C          1995 R            300    20,000   U.S. Gulf of Mexico  Active
Panon(T)(8)                    Levingston 111-C          2001 R            300    20,000   Qatar                Active
Noble Charles Copeland(T)      MLT Class 82-SD-C         2001 R            250    20,000   Qatar                Active
Noble Earl Frederickson(T)     MLT Class 82-SD-C         1979              250    20,000   U.S. Gulf of Mexico  Active
Noble Tom Jobe(T)              MLT Class 82-SD-C         1982              250    25,000   U.S. Gulf of Mexico  Available
Noble Ed Noble(T)              MLT Class 82-SD-C         1990 R            250    20,000   Nigeria              Active
Noble Lloyd Noble(T)           MLT Class 82-SD-C         1990 R            250    20,000   Nigeria              Active
Noble Carl Norberg(T)          MLT Class 82-C            1996 R            250    20,000   U.S. Gulf of Mexico  Active
Noble Chuck Syring(T)          MLT Class 82-C            1996 R            250    20,000   Qatar                Active
Noble George Sauvageau(T)(3)   NAM Nedlloyd-C            1981              250    20,000   The Netherlands      Active
Noble Ronald Hoope(T)(3)       Marine Structure CJ-46    1982              250    25,000   The Netherlands      Active
Noble Lynda Bossler(T)(3)      Marine Structure CJ-46    1982              250    25,000   The Netherlands      Active
Noble Piet van Ede(T)(3)       Marine Structure CJ-46    1982              250    25,000   The Netherlands      Active
Noble Dick Favor               Baker Marine BMC 150      1993 R            150    20,000   Brazil               Active
Noble Don Walker(T)            Baker Marine BMC 150      1992 R            150    20,000   Nigeria              Active
------------------------------ ------------------------  -------------  ------  --------   -------------------  --------------
SUBMERSIBLES - 3
Noble Joe Alford               Pace Marine 85G           1997 R             85    25,000   U.S. Gulf of Mexico  Available
Noble Lester Pettus            Pace Marine 85G           1997 R             85    25,000   U.S. Gulf of Mexico  Active
Noble Fri Rodli                Transworld                1998 R             70    25,000   U.S. Gulf of Mexico  Available
------------------------------ ------------------------  -------------  ------  --------   -------------------  --------------

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

(7) Although designed for a water depth rating of 300 feet of water, the rig is currently equipped with legs adequate to drill in approximately 250 feet of water. We own the additional legs required to extend the drilling depth capability to 300 feet of water.

(8)      We own a 50 percent interest in the unit through a joint venture.

FACILITIES

         Our principal executive offices are located in Sugar Land, Texas, and are leased through June 2011. We also lease administrative and marketing offices, and sites used primarily for storage, maintenance and repairs for drilling rigs and equipment, in New Orleans, Lafayette and Lafitte, Louisiana; Leduc, Alberta and St. John's, Newfoundland, Canada; Lagos and Port Harcourt, Nigeria; Aberdeen, Scotland; Stavanger, Norway; Ciudad Ojeda, Venezuela; Del Carmen, Mexico; Doha, Qatar; Abu Dhabi, U.A.E.; Beverwijk, The Netherlands; Macae, Brazil; and Esjberg, Denmark. We own certain tracts of land, including office and administrative buildings and warehouse facilities in Bayou Black, Louisiana; Aberdeen, Scotland; and Grand Cayman, Cayman Islands.


ITEM 3.  LEGAL PROCEEDINGS

         On August 14, 2000, Raymond Verdin filed a lawsuit in the United States District Court for the Southern District of Texas, Galveston Division on behalf of himself and those similarly situated against the majority of offshore drilling companies in the United States, including Noble Drilling. Mr. Verdin sought to represent a class of offshore workers who are or have been employed by the defendants and alleged that the defendants conspired to avoid competition in the offshore labor market by agreeing to limit wages and benefits provided to offshore workers. An amended complaint was filed on October 6, 2000 in which a new plaintiff, Thomas Bryant, was substituted as class representative for Mr. Verdin. Mr. Bryant's lawsuit maintains the same allegations as Mr. Verdin's lawsuit and sought an unspecified amount of treble damages and other relief for himself and an alleged class of offshore workers. Jermey Richardson was later added as another plaintiff and the plaintiffs added several new defendants, including several of our subsidiaries. None of these individual plaintiffs were ever employed by us. Notwithstanding our conviction that this lawsuit was without merit, on August 10, 2001, we settled with the plaintiffs to avoid further time consuming and costly litigation. As part of the settlement, the plaintiffs have agreed to dismiss all claims against us, with prejudice, and we have agreed, without admitting any wrongdoing, to pay the plaintiffs an aggregate of $625,000, for which we were fully reserved at December 31, 2001. The court has ordered a fairness hearing on the terms of the settlement to be held on April 18, 2002.

         There are no other material pending legal proceedings to which we are a party or of which our property is the subject. We are involved in certain routine litigation incidental to our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information as of January 31, 2002 with respect to our executive officers:

          NAME               AGE                POSITION
-------------------------- -------     ---------------------------
James C. Day                 58        Chairman of the Board and Chief Executive Officer and Director

Robert D. Campbell           51        President and Director

Mark A. Jackson              46        Senior Vice President and Chief Financial Officer

Danny W. Adkins              51        Senior Vice President - Operations

Julie J. Robertson           45        Senior Vice President - Administration and Corporate Secretary


         James C. Day has served as Chairman of the Board of Noble Drilling since October 22, 1992 and as Chief Executive Officer since January 1, 1984, and he served as President from January 1, 1984 to January 1, 1999. From January 1983 until his election as President and Chief Executive Officer, Mr. Day served as Vice President of Noble Drilling. Prior to 1983, Mr. Day served as Vice President and Assistant Secretary of Noble Affiliates, Inc. He has been a director of Noble Drilling since 1984. Mr. Day is also a director of Global Industries, Ltd. and Noble Affiliates, Inc. and a trustee of The Samuel Roberts Noble Foundation, Inc.

         Robert D. Campbell has served as President of Noble Drilling since January 1, 1999 and as a director since February 4, 1999. Prior to January 1, 1999, Mr. Campbell practiced corporate/securities law as a senior shareholder with the firm of Thompson & Knight, P.C. and served as general counsel to Noble Drilling for more than five years.

         Mark A. Jackson has served as Senior Vice President and Chief Financial Officer of Noble Drilling since September 1, 2000. From May 1999 to August 2000, Mr. Jackson served as Executive Vice President and Chief Financial Officer for Santa Fe Snyder Corporation, an oil and gas exploration and production company. From August 1997 to May 1999, he served as Senior Vice President and Chief Financial Officer of Snyder Oil Corporation, an oil and gas exploration and production company. Prior to August 1997, Mr. Jackson served consecutively in the positions of Vice President & Controller, Vice President - Finance and Vice President & Chief Financial Officer of Apache Corporation, an oil and gas exploration and production company, beginning in 1988.

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

         Julie J. Robertson has served as Senior Vice President - Administration of Noble Drilling since July 2001 and as Corporate Secretary of Noble Drilling since December 1993. Ms. Robertson served as Vice President - Administration of Noble Drilling from April 1996 to July 2001. In September 1994, Ms. Robertson became Vice President - Administration of Noble Drilling Services Inc. From January 1989 to September 1994, Ms. Robertson served consecutively as Manager of Benefits and Director of Human Resources for Noble Drilling Services Inc. Prior to 1989, Ms. Robertson served consecutively in the positions of Risk and Benefits Manager and Marketing Services Coordinator for a predecessor subsidiary of Noble Drilling, beginning in 1979.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Noble Drilling's Common Stock is listed and traded on the New York Stock Exchange under the symbol "NE". The following table sets forth for the periods indicated the high and low sales prices of the Common Stock:

                                                                    HIGH       LOW
                                                                  --------   -------
2001
         First quarter........................................    $  54.00   $ 37.25
         Second quarter.......................................       50.01     30.87
         Third quarter........................................       33.75     20.80
         Fourth quarter.......................................       35.62     22.85

2000
         First quarter........................................    $  41.75   $ 27.81
         Second quarter.......................................       44.94     32.94
         Third quarter........................................       53.50     38.00
         Fourth quarter.......................................       53.00     27.25

         We have not paid any cash dividends on the Common Stock since becoming a publicly held corporation in October 1985, and do not anticipate paying dividends on the Common Stock at any time in the foreseeable future.

         At December 31, 2001, there were 1,765 record holders of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                      YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    2001         2000         1999         1998         1997
                                                 ----------   ----------   ----------   ----------   ----------
                                                              (In thousands, except per share amounts)
STATEMENT OF INCOME DATA
Operating revenues ...........................   $1,002,329   $  882,600   $  705,903   $  788,241   $  713,195
Income before extraordinary charge(1)(2) .....      263,910      165,554       95,302      162,032      263,882
Net income(1)(2)(3) ..........................      262,922      165,554       84,469      162,032      257,197
Per common share:(1)
  Income before extraordinary charge:
    Basic ....................................   $     1.99   $     1.24   $     0.72   $     1.24   $     2.00
    Diluted ..................................         1.97         1.22         0.72         1.23         1.98
  Net income:(3)
    Basic ....................................   $     1.98   $     1.24   $     0.64   $     1.24   $     1.95
    Diluted ..................................         1.96         1.22         0.64         1.23         1.93

BALANCE SHEET DATA (AT END OF PERIOD)
Property and equipment, net ..................   $2,149,217   $2,095,129   $2,049,769   $1,649,133   $1,182,927
Total assets .................................    2,750,740    2,595,531    2,432,324    2,178,632    1,505,811
Long-term debt ...............................      550,131      650,291      730,893      460,842      138,139
Total debt(4) ................................      605,561      699,642      790,353      609,628      147,837
Shareholders' equity .........................    1,778,319    1,576,719    1,398,042    1,310,473    1,149,054

OTHER DATA
Net cash provided by operating activities ....   $  451,046   $  330,736   $  277,443   $  263,081   $  203,741
Capital expenditures .........................      133,776      125,199      421,679      540,571      391,065

------------------

(1) The 1997 amount includes a non-recurring gain on the sale of property and equipment, net of tax, of $128,489,000 ($0.97 per basic share and $0.96 per diluted share).
(2) The 1999 amount includes a non-recurring restructuring charge of $4,861,000, net of tax, related to early retirement packages offered to a number of domestic employees and the relocation of our Lafayette, Louisiana office to Sugar Land, Texas.
(3) The amounts include net extraordinary charges of $988,000 ($0.01 per basic and diluted share), $10,833,000 ($0.08 per basic and diluted share) and $6,685,000 ($0.05 per basic and diluted share) in 2001, 1999 and 1997, respectively.
(4) Consists of long-term debt ($550,131,000 at December 31, 2001), short-term debt and current maturities of long-term debt ($55,430,000 at December 31, 2001). The December 31, 2001 amount includes $58,647,000 principal amount of fixed rate senior secured notes issued by an indirect, wholly-owned subsidiary of Noble Drilling, which notes are non-recourse except to the issuer thereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion is intended to assist you in understanding our financial position as of December 31, 2001 and 2000, and our results of operations for each of the three years in the period ended December 31, 2001. You should read the accompanying consolidated financial statements and their notes in conjunction with this discussion.


BUSINESS ENVIRONMENT

         Demand for drilling services depends on a variety of economic and political factors, including worldwide demand for oil and gas, the ability of OPEC to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves.

         Although oil and natural gas prices were strong during the first half of 2001, natural gas prices were much lower during the second half of 2001. Due to the weakening of natural gas prices, demand for offshore drilling rigs in the U.S. Gulf of Mexico softened, and as a result, rig utilization rates and dayrates began to decrease in the latter part of the third quarter of 2001. The lower natural gas prices were caused by cooler than normal summer weather, warmer than expected fall and winter weather, weaker than expected industrial demand and a stronger than expected supply of natural gas, which contributed to a build-up in natural gas inventory storage levels. We believe that a continuation of this supply and demand imbalance could keep natural gas prices at depressed levels and further weaken demand for offshore drilling rigs in the U.S. Gulf of Mexico. However, drilling activity in many international markets, which are influenced more by oil prices, improved in 2001 as reflected by higher utilization rates and dayrates. Oil companies continue to work through the effects of industry consolidation, which has inhibited capital spending on exploration and development. We expect that further consolidation among our customer base would dampen drilling activity levels near-term. We cannot predict the future level of demand for our drilling services or future conditions in the offshore contract drilling industry.

         In recent years, we have focused on increasing the number of rigs in our fleet capable of deepwater offshore drilling. We have incorporated this focus into our broader, long-standing business strategy to actively expand our international and offshore deepwater capabilities through acquisitions, rig upgrades and modifications and to deploy assets in important geological areas.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

    GENERAL

         Net income for 2001 was $262,922,000, or $1.96 per diluted share, on operating revenues of $1,002,329,000, compared to net income of $165,554,000, or $1.22 per diluted share, on operating revenues of $882,600,000 for 2000.

         Results for 2001 included an extraordinary charge of $988,000, net of taxes of $532,000, related to the purchase and retirement of $43,305,000 principal amount of our 7.50% Senior Notes due 2019.


    RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATE

         The following table sets forth the average rig utilization rates, operating days and average dayrate for our offshore fleet for 2001 and 2000:

                                 AVERAGE RIG
                             UTILIZATION RATES(1)           OPERATING DAYS               AVERAGE DAYRATE
                           ------------------------    -------------------------    ------------------------
                              2001         2000            2001         2000           2001         2000
                           -----------  -----------    -----------   -----------    -----------  -----------
Offshore
    International.........     90%          81%            8,718        8,133       $    56,879  $    45,810
    Domestic..............     90%          91%            6,035        5,705            74,578       67,101

 -----------------
(1) Utilization rates reflect our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Rates reflect the results of rigs only during the period in which they are owned or operated by us.


    INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our international operations for 2001 and 2000:


                                                REVENUES                 GROSS MARGIN
                                         -----------------------   -----------------------
                                            2001         2000         2001         2000
                                         ----------   ----------   ----------   ----------
                                                         (In thousands)
Contract drilling services ...........   $  495,870   $  372,572   $  229,097   $  141,552
Labor contract drilling services .....       31,292       29,480        5,547        6,095
Engineering, consulting and other ....       11,876        6,601        4,385        4,623
                                         ----------   ----------   ----------   ----------
         Total .......................   $  539,038   $  408,653   $  239,029   $  152,270
                                         ==========   ==========   ==========   ==========


         OPERATING REVENUES. International contract drilling services revenues increased $123,298,000 due to higher average dayrates and rig utilization in West Africa, the North Sea and the Middle East, partially offset by the expiration of contracts in Venezuela. Labor contract drilling services revenues increased $1,812,000 due to escalation clauses on our labor contract for the Hibernia project in Canada, partially offset by the expiration of a North Sea labor contract. International engineering, consulting and other revenues increased $5,275,000 due to an engineering services contract in the North Sea which began during the fourth quarter of 2000.

         GROSS MARGIN. International contract drilling services gross margin increased $87,545,000 due to higher average dayrates and rig utilization in West Africa, the North Sea and the Middle East. Labor contract drilling services gross margin decreased $548,000 due to the expiration of a North Sea labor contract, partially offset by escalation clauses on our labor contract for the Hibernia project in Canada. Despite higher revenues, international engineering, consulting and other gross margin decreased $238,000. This was due to the fact that we stopped charging management fees to our Noble Rochford joint venture once we acquired the entire interest in the joint venture in the third quarter of 2001.


    DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our domestic operations for 2001 and 2000:

                                                REVENUES                 GROSS MARGIN
                                         -----------------------   -----------------------
                                            2001         2000         2001         2000
                                         ----------   ----------   ----------   ----------
                                                         (In thousands)
Contract drilling services...........    $  450,079   $  382,814   $  285,088   $  247,239
Turnkey drilling services............            --       82,047           --        2,495
Engineering, consulting and other....        13,212        9,086        3,042        1,190
                                         ----------   ----------   ----------   ----------
         Total.......................    $  463,291   $  473,947   $  288,130   $  250,924
                                         ==========   ==========   ==========   ==========


         OPERATING REVENUES. Domestic contract drilling services revenues increased $67,265,000 due to higher average dayrates and increased operating days on our jackup rigs. The higher operating statistics on our domestic jackup rigs reflected improved market conditions in the Gulf of Mexico for most of 2001. There was no turnkey drilling activity in 2001 as Triton revised its business model during the fourth quarter of 2000 to focus on well site management, project management and technical services. Domestic engineering, consulting and other revenues increased $4,126,000 due to additional revenues from NED and Maurer.


         GROSS MARGIN. Domestic contract drilling services gross margin increased $37,849,000 due to higher average dayrates and increased operating days on our jackup rigs. There was no turnkey drilling activity in 2001 due to Triton's revised business model. Domestic engineering, consulting and other gross margin increased $1,852,000 due to contributions from NED and Maurer.

    OTHER ITEMS

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $7,788,000 due to various capital upgrades to our rig fleet.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased $514,000 due to higher labor costs.

         INTEREST EXPENSE. Interest expense decreased $6,826,000 due to lower average debt balances in 2001.

         INCOME TAX PROVISION. Income tax provision increased $25,329,000 due to higher pretax earnings, partially offset by a lower effective tax rate. The effective tax rate was 25 percent in 2001 compared to 27 percent in 2000.


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


    RIG UTILIZATION, OPERATING DAYS AND AVERAGE DAYRATE

         The following table sets forth the average rig utilization rates, operating days and average dayrate for our offshore fleet for 2000 and 1999:

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

----------
 (1) Utilization rates reflect our policy of reporting on the basis of the number of actively marketed rigs in our fleet. Rates reflect the results of rigs only during the period in which they are owned or operated by us.


    INTERNATIONAL OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our international operations for 2000 and 1999:

                                                REVENUES                 GROSS MARGIN
                                         -----------------------   -----------------------
                                            2000         1999         2000         1999
                                         ----------   ----------   ----------   ----------
                                                         (In thousands)
Contract drilling services.............  $  372,572   $  435,909   $  141,552   $  192,600
Labor contract drilling services.......      29,480       35,639        6,095        4,228
Engineering, consulting and other......       6,601        4,751        4,623        3,863
                                         ----------   ----------   ----------   ----------
         Total.........................  $  408,653   $  476,299   $  152,270   $  200,691
                                         ==========   ==========   ==========   ==========



         OPERATING REVENUES. International contract drilling revenues decreased $63,337,000 due primarily to lower average dayrates, especially in the North Sea, and fewer operating days in Venezuela in 2000. This decrease was partially offset by the operations of the Noble Paul Wolff, a Noble EVA-4000(TM) semisubmersible that began operating in Brazil in May 1999, and higher rig utilization in West Africa in 2000. Labor contract drilling services revenues decreased $6,159,000 due to contract expirations in the North Sea which were not renewed, coupled with reduced drilling and workover activities by our customers.

         GROSS MARGIN. International contract drilling services gross margin decreased $51,048,000 due primarily to lower average dayrates. Labor contract drilling services gross margin increased $1,867,000 due to the expiration of lower margin labor contracts in the North Sea, and labor-related cost savings during 2000.

    DOMESTIC OPERATIONS

         The following table sets forth the operating revenues and gross margin (operating revenues less direct operating expenses) for our domestic operations for 2000 and 1999:

                                                REVENUES                 GROSS MARGIN
                                         -----------------------   -----------------------
                                            2000         1999         2000         1999
                                         ----------   ----------   ----------   ----------
                                                         (In thousands)
Contract drilling services.............  $  382,814   $  149,412   $  247,239   $   69,166
Turnkey drilling services..............      82,047       79,223        2,495          680
Engineering, consulting and other......       9,086          969        1,190          136
                                         ----------   ----------   ----------   ----------
         Total.........................  $  473,947   $  229,604   $  250,924   $   69,982
                                         ==========   ==========   ==========   ==========



         OPERATING REVENUES. Domestic contract drilling services revenues increased $233,402,000 due to increased operating days, higher average rig utilization rates and a higher average dayrate in 2000. The increased operating days and higher average dayrate were attributable to improved market conditions for Gulf of Mexico jackup rigs and the delivery of three domestic Noble EVA-4000(TM) semisubmersibles at various times during 1999 and the Noble Homer Ferrington semisubmersible in March 2000, which were operating at dayrates that were above our average domestic dayrate. The Noble Jim Thompson, Noble Amos Runner and Noble Max Smith, Noble EVA-4000(TM) semisubmersibles, were activated in June 1999, August 1999 and December 1999, respectively. Although there were fewer turnkey wells completed in 2000, domestic turnkey drilling services revenues increased $2,824,000 due to the completion of a well in 2000 with significantly higher revenue than the average turnkey well completion. There were 20 domestic turnkey well completions in 2000 compared to 26 well completions in 1999. Engineering, consulting and other revenues increased $8,117,000 due primarily to a project management engagement conducted by Triton in 2000.


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


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased $469,000 due to lower stock-based compensation costs in 2000, mostly offset by additional professional fees and non-stock-based compensation costs. For information on stock-based compensation costs, see Note 9 to our accompanying consolidated financial statements.


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

LIQUIDITY AND CAPITAL RESOURCES

    OVERVIEW

         Our principal capital resource in 2001 was net cash provided by operating activities of $451,046,000, compared to $330,736,000 and $277,443,000 in 2000 and 1999, respectively. At December 31, 2001, we had cash and cash equivalents of $236,709,000 and approximately $173,065,000 of funds available under our bank credit facility. We had working capital, including cash, of $286,500,000 and $173,704,000 at December 31, 2001 and 2000, respectively. Total debt as a percentage of total debt plus shareholders' equity was 25 percent at December 31, 2001, as compared to 31 percent at December 31, 2000.

         We repurchased 2,282,000 shares of Noble Drilling Common Stock at a total cost of $76,197,000 during 2001. Additional repurchases, if any, may be made on the open market or in private transactions at prices determined by us. During 2001, we also sold 650,000 put options on Noble Drilling Common Stock at an average price of $2.41 per option. The options give the holder the right to require us to repurchase our Common Stock at various exercise prices, ranging from $19.90 to $27.64 per share, on their respective expiration dates in February, March and May 2002. We have the option to settle in cash or net shares of Noble Drilling Common Stock. All 650,000 options were outstanding at December 31, 2001. In January 2002, we sold an additional 300,000 put options on Noble Drilling Common Stock at an average price of $2.54 per option. These put options, which have the same characteristics as those sold during 2001, have exercise prices ranging from $26.24 to $26.99 per share and expire in July 2002.

         These share repurchases and put options were effected pursuant to a 5,000,000 share authorization granted by the board of directors of Noble Drilling in April 2000. Giving effect to such transactions, as of January 30, 2002, only 354,000 shares were available and unreserved out of such authorization. On January 31, 2002, the board of directors of Noble Drilling authorized the repurchase of an additional 10,000,000 shares of Common Stock (or approximately 7.6 percent of the outstanding shares).


    CAPITAL EXPENDITURES

         Capital expenditures totaled $133,776,000 and $125,199,000 for 2001 and 2000, respectively. In addition, during 2001 our joint venture fundings and deferred repair and maintenance expenditures totaled $17,896,000 and $33,507,000, respectively. We expect that our capital expenditures and deferred repair and maintenance expenditures for 2002 will aggregate approximately $200,000,000 and $40,000,000, respectively. We expect no joint venture fundings for 2002. For information on deferred repair and maintenance expenditures and joint venture fundings, see Notes 1 and 5 of our accompanying consolidated financial statements.

         We have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery in connection with several projects. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of December 31, 2001, we had approximately $75,000,000 of outstanding purchase commitments related to these projects, which are included in the projected 2002 capital expenditure and deferred repair and maintenance amounts above.

         Certain projects currently under consideration could require, if they materialize, capital expenditures or other cash requirements not included in the 2002 budget. In addition, we will continue to evaluate acquisitions of drilling units from time to time. Factors that could cause actual capital expenditures to materially exceed the planned capital expenditures include delays and cost overruns in shipyards, shortages of equipment, latent damage or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions, and changes in design criteria or specifications during repair or construction.

    CREDIT FACILITIES AND LONG-TERM DEBT

         In May 2001, we terminated our bank credit facility totaling $200,000,000 and we entered into a new unsecured revolving bank credit facility totaling $200,000,000 (the "Credit Agreement"). The term of the Credit Agreement extends through May 30, 2006. As of December 31, 2001, we had outstanding letters of credit of $26,935,000 and no outstanding borrowings under the Credit Agreement, with $173,065,000 remaining available thereunder. Additionally, as of December 31, 2001, we had letters of credit and third-party corporate guarantees totaling $15,300,000, of which $3,300,000 is supported by a restricted cash deposit, and $7,502,000 of bid and performance bonds had been supported by surety bonds.

         At December 31, 2001, total long-term debt had decreased to $605,561,000, including current maturities of $55,430,000, due to debt payments of $94,092,000 during 2001, including the purchase and retirement of $43,305,000 principal amount of our 7.50% Senior Notes due 2019 in July 2001. At December 31, 2001 and 2000, we had no off-balance sheet debt. For additional information on long-term debt, see Note 6 to our accompanying consolidated financial statements.

         We believe that our cash and cash equivalents, net cash provided by operating activities, available borrowings under lines of credit, and access to other financing sources will be adequate to meet our anticipated short-term and long-term liquidity requirements, including capital expenditures and scheduled debt repayments.


PROPOSED CORPORATE RESTRUCTURING

         On January 31, 2002, our board of directors approved a corporate restructuring subject to stockholder approval and adoption. If this restructuring is approved by our stockholders at our upcoming 2002 annual meeting of stockholders, a wholly-owned, Cayman Islands subsidiary of Noble Drilling, Noble Corporation, will become the publicly traded parent company of the Noble corporate group. We believe that the restructuring will position us to realize a variety of potential business, financial and strategic benefits. Specifically, we believe the restructuring will promote our flexibility to reduce our worldwide effective corporate tax rate, allow us to restructure our business to increase operational efficiencies, provide a corporate structure that is generally more favorable for expansion of our current businesses, and provide the opportunity for us to attract a wider range of investors.


         We will soon enter into an Agreement and Plan of Merger in which, following a number of steps, Noble Corporation will become the parent holding company of Noble Drilling and all other companies in the Noble corporate group. After completion of the restructuring, Noble Corporation and the Noble corporate group will continue to conduct the businesses we now conduct. In the restructuring, each share of Common Stock will automatically be converted into an ordinary share of Noble Corporation. The ordinary shares of Noble Corporation will trade on the New York Stock Exchange under the symbol "NE", the same symbol under which Noble Drilling's Common Stock is currently listed and traded. The proposed restructuring is subject to certain conditions to closing, including stockholder approval. Stockholders will be provided a proxy statement/prospectus containing the information regarding the proposed restructuring prior to the 2002 annual meeting.



SIGNIFICANT ACCOUNTING POLICIES

         Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Significant accounting policies and estimates that most impact our consolidated financial statements are those that relate to our property and equipment balances and revenue recognition.

         Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. Major replacements and improvements are capitalized. Included in costs of drilling equipment and facilities is an allocation of interest incurred during the period that rigs are under construction or major refurbishment. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Repair and maintenance costs are generally charged to expense as incurred; however, overhauls related to large-scale maintenance projects are deferred when incurred and amortized into contract drilling expense over a 36-month period. Drilling equipment and facilities are depreciated using the straight-line method over the estimated useful lives as of the in-service date or date of major refurbishment. Estimated useful lives of our drilling equipment and facilities range from two to twenty-five years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty years.

         We evaluate the realizability of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value. Prior to an impairment loss being recognized, an independent appraisal would be performed to determine the asset's estimated fair value. There were no impairment losses during the years ended December 31, 2001, 2000 and 1999.

         Revenues generated from our dayrate-basis drilling contracts, labor contracts, and engineering services and project management engagements are recognized as services are performed. We may receive lump-sum fees for the mobilization of equipment and personnel. The net of mobilization fees received and costs incurred to mobilize an offshore rig from one market to another is recognized over the term of the related drilling contract. Costs incurred to relocate drilling units to more promising geographic areas in which a contract has not been secured are expensed as incurred. Lump-sum payments received from customers relating to specific contracts are deferred and amortized to income over the term of the drilling contract.

         For additional information on our significant accounting policies, see
Note 1 to our accompanying consolidated financial statements.


ACCOUNTING PRONOUNCEMENTS

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

         In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. As we had no business combinations in process upon this statement becoming effective, adoption of SFAS 141 did not have an impact on our consolidated results of operations, cash flows or financial position. SFAS 142 requires that goodwill and other intangible assets no longer be amortized, but rather tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Our adoption of SFAS 142 on January 1, 2002 did not have a material impact on our consolidated results of operations, cash flows or financial position.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 concerning the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale but provides additional guidance with regard to discontinued operations and assets to be disposed of. Furthermore, SFAS 144 excludes goodwill from its scope and, therefore, eliminates the requirement under SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Our adoption of SFAS 144 on January 1, 2002 did not have a material impact on our consolidated results of operations, cash flows or financial position.


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

         We are subject to market risk exposure related to changes in interest rates on our Credit Agreement. Interest on our Credit Agreement is at an agreed upon percentage point spread from LIBOR. At December 31, 2001, there were no outstanding borrowings under our Credit Agreement. Therefore, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed in this Item 8:

                  Report of Independent Accountants

                  Consolidated Balance Sheets at December 31, 2001 and 2000

                  Consolidated Statements of Income for each of the three years in the period ended December 31, 2001

                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001

                  Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2001

                  Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2001

                  Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Noble Drilling Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, of shareholders' equity and of comprehensive income present fairly, in all material respects, the financial position of Noble Drilling Corporation and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP

Houston, Texas
January 31, 2002

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                      DECEMBER 31,
                                                                            ----------------------------
                                                                                2001            2000
                                                                            ------------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents .............................................   $    236,709    $    173,235
  Restricted cash .......................................................          9,366           3,889
  Investment in marketable securities ...................................         41,597              --
  Accounts receivable ...................................................        169,008         175,394
  Inventories ...........................................................          3,626           3,870
  Prepaid expenses ......................................................          5,314          13,241
  Other current assets ..................................................         28,429           9,503
                                                                            ------------    ------------
Total current assets ....................................................        494,049         379,132
                                                                            ------------    ------------

PROPERTY AND EQUIPMENT
  Drilling equipment and facilities .....................................      2,739,574       2,567,079
  Other .................................................................         30,964          31,372
                                                                            ------------    ------------
                                                                               2,770,538       2,598,451
  Accumulated depreciation ..............................................       (621,321)       (503,322)
                                                                            ------------    ------------
                                                                               2,149,217       2,095,129
                                                                            ------------    ------------

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES ...........................         24,918          44,991
OTHER ASSETS ............................................................         82,556          76,279
                                                                            ------------    ------------
                                                                            $  2,750,740    $  2,595,531
                                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt .................................   $     55,430    $     49,351
   Accounts payable .....................................................         46,996          56,394
   Accrued payroll and related costs ....................................         39,775          39,582
   Taxes payable ........................................................         35,136          36,420
   Interest payable .....................................................         10,444          10,409
   Other current liabilities ............................................         19,768          13,272
                                                                            ------------    ------------
Total current liabilities ...............................................        207,549         205,428

LONG-TERM DEBT ..........................................................        550,131         650,291
DEFERRED INCOME TAXES ...................................................        202,646         149,084
OTHER LIABILITIES .......................................................         17,029          17,746
COMMITMENTS AND CONTINGENCIES (Note 12) .................................             --              --
MINORITY INTEREST .......................................................         (4,934)         (3,737)
                                                                            ------------    ------------
                                                                                 972,421       1,018,812
                                                                            ------------    ------------
SHAREHOLDERS' EQUITY
  Common Stock-par value $0.10 per share; 200,000 shares authorized;
     138,175 issued and 132,015 outstanding in 2001; 137,437 issued
     and 133,591 outstanding in 2000 ....................................         13,818          13,744
  Capital in excess of par value ........................................      1,041,017       1,019,615
  Retained earnings .....................................................        930,969         668,047
  Treasury stock, at cost ...............................................       (177,408)       (104,894)
  Restricted stock (unearned compensation) ..............................        (18,340)        (15,670)
  Accumulated other comprehensive loss ..................................        (11,737)         (4,123)
                                                                            ------------    ------------
                                                                               1,778,319       1,576,719
                                                                            ------------    ------------
                                                                            $  2,750,740    $  2,595,531
                                                                            ============    ============


        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                    YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                2001         2000         1999
                                             ---------    ---------    ---------
OPERATING REVENUES
  Contract drilling services .............   $ 945,949    $ 755,386    $ 585,321
  Labor contract drilling services .......      31,292       29,480       35,639
  Turnkey drilling services ..............          --       82,047       79,223
  Engineering, consulting and other ......      25,088       15,687        5,720
                                             ---------    ---------    ---------
                                             1,002,329      882,600      705,903
                                             ---------    ---------    ---------

OPERATING COSTS AND EXPENSES
  Contract drilling services .............     431,764      366,595      323,555
  Labor contract drilling services .......      25,745       23,385       31,411
  Turnkey drilling services ..............          --       79,552       78,543
  Engineering, consulting and other ......      17,661        9,874        1,721
  Depreciation and amortization ..........     118,575      110,787       88,981
  Selling, general and administrative ....      24,297       23,783       24,252
  Restructuring charge ...................          --           --        7,479
                                             ---------    ---------    ---------
                                               618,042      613,976      555,942
                                             ---------    ---------    ---------
OPERATING INCOME .........................     384,287      268,624      149,961

OTHER INCOME (EXPENSE)
  Interest expense .......................     (47,752)     (54,578)     (33,150)
  Other, net .............................      13,457       12,261        8,675
                                             ---------    ---------    ---------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY CHARGE ...................     349,992      226,307      125,486
INCOME TAX PROVISION .....................     (86,082)     (60,753)     (30,184)
                                             ---------    ---------    ---------

INCOME BEFORE EXTRAORDINARY CHARGE .......     263,910      165,554       95,302
EXTRAORDINARY CHARGE, NET OF TAX .........        (988)          --      (10,833)
                                             ---------    ---------    ---------

NET INCOME ...............................   $ 262,922    $ 165,554    $  84,469
                                             =========    =========    =========


NET INCOME PER SHARE-BASIC:
  Income before extraordinary charge .....   $    1.99    $    1.24    $    0.72
  Extraordinary charge ...................        (.01)          --        (0.08)
                                             ---------    ---------    ---------
  Net income .............................   $    1.98    $    1.24    $    0.64
                                             =========    =========    =========


NET INCOME PER SHARE-DILUTED:
  Income before extraordinary charge .....   $    1.97    $    1.22    $    0.72
  Extraordinary charge ...................        (.01)          --        (0.08)
                                             ---------    ---------    ---------
  Net income .............................   $    1.96    $    1.22    $    0.64
                                             =========    =========    =========


        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                         2001          2000          1999
                                                                      ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ......................................................   $  262,922    $  165,554    $   84,469
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .................................      118,575       110,787        88,981
    Deferred income tax provision .................................       56,062        93,893        21,108
    Deferred repair and maintenance amortization ..................       22,927        19,009        19,278
    Gain on sales of property and equipment .......................         (806)       (1,513)           --
    Gain on sales of marketable securities ........................           (8)         (423)           --
    Extraordinary charge, net of tax ..............................          988            --        10,833
    Equity in loss of joint ventures ..............................        1,153         3,910           691
    Compensation expense from stock-based plans ...................        4,110         2,139         2,309
    Restructuring charge, non-cash portion ........................           --            --         4,802
    Other .........................................................        2,241         2,265         5,359
    Changes in current assets and liabilities, net of acquired working capital:
         Accounts receivable ......................................        7,781       (58,121)       28,995
         Other current assets .....................................      (12,202)        5,364        28,285
         Accounts payable .........................................      (22,195)       (4,201)      (29,514)
         Other current liabilities ................................        9,498        (7,927)       11,847
                                                                      ----------    ----------    ----------
           Net cash provided by operating activities ..............      451,046       330,736       277,443
                                                                      ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures ...........................................     (133,776)     (125,199)     (421,679)
   Proceeds from sales of property and equipment ..................          887         2,142         1,041
   Investment in and advances to joint ventures ...................      (17,896)      (48,118)         (490)
   Deferred repair and maintenance expenditures ...................      (33,507)      (20,439)      (25,461)
   Investment in marketable securities ............................      (43,068)      (18,860)       (4,931)
   Proceeds from sales of marketable securities ...................        7,747        19,283            --
   Acquisition of Maurer Engineering Incorporated .................       (6,090)           --            --
                                                                      ----------    ----------    ----------
           Net cash used for investing activities .................     (225,703)     (191,191)     (451,520)
                                                                      ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of long-term debt ......................................      (95,137)      (91,272)     (206,950)
   Proceeds from issuance of common stock, net ....................       13,374        42,604         4,250
   Proceeds from sales of put options on common stock .............        1,568            --            --
   Purchase of shares returned to treasury ........................      (76,197)      (50,590)           --
   (Increase) decrease in restricted cash .........................       (5,477)          121         1,861
   Proceeds from issuance of long-term debt .......................           --            --       396,731
   Net payments on revolving credit facility ......................           --            --      (100,000)
                                                                      ----------    ----------    ----------
           Net cash (used for) provided by financing activities ...     (161,869)      (99,137)       95,892
                                                                      ----------    ----------    ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................       63,474        40,408       (78,185)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ......................      173,235       132,827       211,012
                                                                      ----------    ----------    ----------

CASH AND CASH EQUIVALENTS, END OF YEAR ............................   $  236,709    $  173,235    $  132,827
                                                                      ==========    ==========    ==========


        See accompanying notes to the consolidated financial statements.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)



                                                            2001                        2000                       1999
                                                  -----------------------   ------------------------    ------------------------
                                                    SHARES        AMOUNT       SHARES        AMOUNT        SHARES        AMOUNT
                                                  ----------   ----------   ----------    ----------    ----------    ----------
COMMON STOCK
  Balance at beginning of year .................     137,437   $   13,744      134,716    $   13,472       133,761    $   13,376
  Exercise stock options .......................         660           66        2,575           257           868            87
  Other ........................................          78            8          146            15            87             9
                                                  ----------   ----------   ----------    ----------    ----------    ----------
  Balance at end of year .......................     138,175       13,818      137,437        13,744       134,716        13,472
                                                  ----------   ----------   ----------    ----------    ----------    ----------

CAPITAL IN EXCESS OF PAR VALUE
  Balance at beginning of year .................                1,019,615                    960,803                     943,122
  Exercise stock options .......................                   16,991                     55,740                      15,712
  Contribution of treasury stock to restricted
    stock plan .................................                       --                         --                      (2,364)
  Restricted shares returned to treasury .......                      681                       (763)                        381
  Sales of put options on common stock .........                    1,568                         --                          --
  Other ........................................                    2,162                      3,835                       3,952
                                                               ----------                 ----------                  ----------
  Balance at end of year .......................                1,041,017                  1,019,615                     960,803
                                                               ----------                 ----------                  ----------

RETAINED EARNINGS
  Balance at beginning of year .................                  668,047                    502,493                     418,024
  Net income ...................................                  262,922                    165,554                      84,469
                                                               ----------                 ----------                  ----------
  Balance at end of year .......................                  930,969                    668,047                     502,493
                                                               ----------                 ----------                  ----------

TREASURY STOCK
  Balance at beginning of year .................      (3,846)    (104,894)      (2,834)      (65,072)       (2,660)      (61,771)
  Contribution to restricted stock plan ........         216        6,533          253        10,869           457        10,537
  Restricted stock plan shares returned ........        (215)      (2,893)         (49)       (1,341)          (16)         (414)
  Repurchase common stock ......................      (2,282)     (76,197)      (1,414)      (50,590)           --            --
  Exercise stock options .......................          --           --           --            --          (524)      (12,560)
  Shares in restoration plan ...................         (45)      (1,735)
  Other ........................................          12        1,778          198         1,240           (91)         (864)
                                                  ----------   ----------   ----------    ----------    ----------    ----------
  Balance at end of year .......................      (6,160)    (177,408)      (3,846)     (104,894)       (2,834)      (65,072)
                                                  ----------   ----------   ----------    ----------    ----------    ----------

RESTRICTED STOCK (UNEARNED COMPENSATION)
  Balance at beginning of year .................                  (15,670)                    (6,778)                         --
  Issuance of restricted shares ................                   (6,533)                   (10,436)                     (8,173)
  Compensation expense recognized ..............                    4,110                      1,544                       1,395
  Other ........................................                     (247)                        --                          --
                                                               ----------                 ----------                  ----------
  Balance at end of year .......................                  (18,340)                   (15,670)                     (6,778)
                                                               ----------                 ----------                  ----------

ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance at beginning of year .................                   (4,123)                    (6,876)                     (2,278)
  Other comprehensive (loss) gain ..............                   (7,614)                     2,753                      (4,598)
                                                               ----------                 ----------                  ----------
  Balance at end of year .......................                  (11,737)                    (4,123)                     (6,876)
                                                               ----------                 ----------                  ----------
TOTAL SHAREHOLDERS' EQUITY .....................     132,015   $1,778,319      133,591    $1,576,719       131,882    $1,398,042
                                                  ==========   ==========   ==========    ==========    ==========    ==========


        See accompanying notes to the consolidated financial statements.

                  NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)



                                                                                       YEAR ENDED
                                                                                   DECEMBER 31, 2001
                                                                                   -----------------
NET INCOME ......................................................................      $  262,922
                                                                                       ----------

OTHER COMPREHENSIVE LOSS, NET OF TAX:
  Foreign currency translation adjustments.......................................            (507)
  Unrealized holding loss on securities arising during period....................          (5,729)
  Minimum pension liability adjustment (net of tax benefit of $742)..............          (1,378)
                                                                                       ----------
  Other comprehensive loss.......................................................          (7,614)
                                                                                       ----------

COMPREHENSIVE INCOME.............................................................      $  255,308
                                                                                       ==========


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
                                                                                     ============


                                                                                      YEAR ENDED
                                                                                    ECEMBER 31, 1999
                                                                                    ----------------
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

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         Noble Drilling Corporation ("Noble Drilling" or, together with its consolidated subsidiaries, unless the context requires otherwise, the "Company", "we", "our" and words of similar import) is primarily engaged in domestic and international contract oil and gas drilling and workover operations. Our international operations are conducted in the North Sea, Brazil, West Africa, the Middle East, India, Mexico and Canada.

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


FOREIGN CURRENCY TRANSLATION

         We follow a translation policy in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation. In international locations where the U.S. Dollar has been designated as the functional currency based on an evaluation of such factors as the markets in which the subsidiary operates, inflation, generation of cash flow, financing activities and intercompany arrangements, translation gains and losses are included in net income. In international locations where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. We did not recognize any material gains or losses on foreign currency transactions or translations during the years ended December 31, 2001, 2000 and 1999.


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

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In accordance with SFAS No. 95, Statement of Cash Flows, cash flows from our operations in the United Kingdom and Canada are calculated based on their respective functional currencies. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not necessarily agree with changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies was not material in 2001, 2000 or 1999.


DERIVATIVE INSTRUMENTS

         We periodically enter into derivative instruments to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for trading purposes. We designate and assign the financial instruments as hedges of specific assets, liabilities or anticipated transactions. Cash flows from hedge transactions are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions. We did not utilize any derivative financial instruments in 2001, 2000 or 1999.


INVENTORIES

         Inventories consist of spare parts, material and supplies held for consumption and are stated principally at average cost.


PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. At December 31, 2001 and 2000, there was $163,396,000 and $111,528,000, respectively, of construction in progress. Such amounts are included in "Drilling equipment and facilities" in the accompanying Consolidated Balance Sheets. Major replacements and improvements are capitalized. Included in costs of drilling equipment and facilities is an allocation of interest incurred during the period that rigs are under construction or major refurbishment. Interest capitalized for the years ended December 31, 2001, 2000 and 1999 totaled $0, $1,872,000 and $22,393,000, respectively. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized.

         Scheduled maintenance of equipment and overhauls are performed on a basis of number of hours operated in accordance with our preventative maintenance program. Repair and maintenance costs are generally charged to expense as incurred; however, overhauls related to large-scale maintenance projects are deferred when incurred and amortized into contract drilling services expense over a 36-month period. The deferred portion of these large-scale maintenance projects is included in "Other assets" in the Consolidated Balance Sheets. Such amounts totaled $39,830,000 and $28,469,000 at December 31, 2001 and 2000, respectively. Total maintenance and repair expenses for the years ended December 31, 2001, 2000 and 1999 were approximately $97,497,000, $83,452,000 and $64,410,000, respectively. Drilling equipment and facilities are depreciated using the straight-line method over the estimated remaining useful lives as of the in-service date or date of major refurbishment. Estimated useful lives of our drilling equipment and facilities range from two to twenty-five years. Other property and equipment is depreciated using the straight-line method over useful lives ranging from two to twenty years.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LONG-LIVED ASSETS

         We evaluate the realizability of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment losses during the years ended December 31, 2001, 2000 and 1999. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value. Prior to an impairment loss being recognized, an independent appraisal would be performed to determine the asset's estimated fair value.


OTHER ASSETS

         Prepaid insurance is amortized over the terms of the insurance policies. Deferred debt issuance costs, which totaled $5,569,000 and $7,580,000 at December 31, 2001 and 2000, respectively, are being amortized over the life of the debt securities. Amortization related to debt issuance costs was $1,549,000, $1,417,000 and $1,378,000 for the years ended December 31, 2001,
2000 and 1999, respectively. Debt issuance costs are amortized using the straight-line method, which approximates the interest method.


REVENUE RECOGNITION

         Revenues generated from our dayrate-basis drilling contracts, labor contracts, and engineering services and project management engagements are recognized as services are performed. Our turnkey drilling contracts during 2000 and 1999 were of a short-term, fixed fee nature, and accordingly, revenues and expenses were recognized using the completed contract method. Provisions for future losses on turnkey contracts were recognized if it became probable that expenses to be incurred on a specific contract would exceed the revenue from the contract. In the fourth quarter of 2000, we revised our Triton Engineering subsidiary's ("Triton") business model to focus on well site management, project management and technical services.

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


CONCENTRATION OF CREDIT RISK

         The market for our services is the offshore oil and gas industry, and our customers consist primarily of major integrated oil companies, independent oil and gas producers and government-owned oil companies. We perform ongoing credit evaluations of our customers and generally do not require material collateral. We maintain reserves for potential credit losses when necessary. Our results of operations and financial condition should be considered in light of the fluctuations in demand experienced by drilling contractors as changes in oil and gas producers' expenditures and budgets occur. These fluctuations can impact our results of operations and financial condition as supply and demand factors directly affect utilization and dayrates, which are the primary determinants of our net cash provided by operating activities.

         In 2001, one customer accounted for $122,755,000 of contract drilling services revenues, or a total of 12 percent of consolidated operating revenues. Another customer accounted for $121,623,000 of contract drilling services revenues, or a total of 12 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 2001. In 2000, one customer accounted for

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$112,051,000 of contract drilling services revenues, or a total of 13 percent of consolidated operating revenues. Another customer accounted for $111,966,000 of contract drilling services revenues, or a total of 13 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 2000. In 1999, one customer accounted for $89,991,000 of contract drilling services revenues, or a total of 13 percent of consolidated operating revenues. Another customer accounted for $74,894,000 of contract drilling services revenues, or a total of 11 percent of consolidated operating revenues. No other customer accounted for more than 10 percent of consolidated operating revenues in 1999.


NET INCOME PER SHARE

         We compute and present earnings per share in accordance with SFAS No. 128, Earnings Per Share. Net income per share has been computed on the basis of the weighted average number of common shares and, where dilutive, common share equivalents outstanding during the indicated periods.

         The following table reconciles the basic and diluted earnings per share computations for income before extraordinary charge for the years ended December 31, 2001, 2000 and 1999:

                               INCOME BEFORE
                               EXTRAORDINARY      BASIC      BASIC     DILUTED     DILUTED
                                  CHARGE         SHARES       EPS      SHARES        EPS
                               -------------    --------    -------   ---------    -------
2001   .....................    $  263,910       132,911    $  1.99     134,174    $  1.97

2000   .....................       165,554       133,439       1.24     135,461       1.22

1999   .....................        95,302       131,493       0.72     132,597       0.72


         Included in diluted shares are common stock equivalents relating primarily to outstanding stock options covering 1,263,000, 2,022,000 and 1,104,000 shares for the years ended December 31, 2001, 2000 and 1999, respectively. The computation of diluted earnings per share for 2001, 2000 and 1999 did not include options to purchase 3,791,000, 1,862,200 and 2,389,261 shares of common stock, respectively, because the options' exercise prices were greater than the average market price of the common stock.


SUPPLEMENTAL CASH FLOW INFORMATION

                                                             YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        2001          2000          1999
                                                     ----------    ----------    ----------
Cash paid (received) during the period for:
  Interest (net of amounts capitalized) ..........   $   45,606    $   53,020    $   29,161
  Income taxes (net of refunds) ..................       29,940       (24,016)        9,841
Noncash investing and financing activities:
  Insurance financing agreement ..................           --         1,761         9,888
  Acquired working capital .......................         (401)       (2,818)        1,237

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


RESTRUCTURING CHARGE

         As part of our ongoing efforts to streamline operations, a restructuring charge of $7,479,000 was recognized in 1999. The restructuring charge related to early retirement packages accepted by 37 employees and the relocation of our Gulf Coast Marine division office in Lafayette, Louisiana to the centralized Sugar Land, Texas office, which was completed during 2000. At December 31, 2001 and 2000, no liability remained in our Consolidated Balance Sheets related to the early retirement packages.


ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. As of January 1, 2001, we adopted SFAS 133. The adoption did not have a material effect on our consolidated results of operations or financial position.

         In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. As we had no business combinations in process upon this statement becoming effective, adoption of SFAS 141 did not have an impact on our consolidated results of operations, cash flows or financial position. SFAS 142 requires that goodwill and other intangible assets no longer be amortized, but rather tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 on January 1, 2002 did not have a material impact on our consolidated results of operations, cash flows or financial position.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 concerning the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale but provides additional guidance with regard to discontinued operations and assets to be disposed of. Furthermore, SFAS 144 excludes goodwill from its scope and, therefore, eliminates the requirement under SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Our adoption of SFAS 144 on January 1, 2002 did not have a material impact on our consolidated results of operations, cash flows or financial position.


NOTE 2 -- ACQUISITIONS

         In January 2000, we and our joint venture partners formed Noble Rochford Drilling Ltd. ("Noble Rochford") which purchased the Noble Julie Robertson (formerly Ocean Scotian), a Baker Marine Europe Class design jackup. We acquired a 50 percent equity interest in Noble Rochford for an initial equity investment in the joint venture of $10,000,000. In addition, we loaned Noble Rochford $24,000,000 to fund the acquisition and upgrade of the Noble Julie Robertson. On August 24, 2001, we acquired the remaining 50 percent equity interest in Noble Rochford from our joint venture partner for $20,000,000 in cash. As a result of the acquisition, the results of operations of the Noble Julie Robertson are included in our Consolidated Statements of Income from August 24, 2001, and at that date, the respective assets and liabilities acquired were recorded at their estimated fair values. Prior to August 24, 2001, the investment was accounted for under the equity method.

         On February 20, 2001, we acquired the assets of Maurer Engineering Incorporated ("Maurer"), a privately held engineering firm that designs drilling products and drilling related software programs, for $6,560,000 in cash, common stock and the assumption of certain liabilities. Maurer is being integrated with our drilling technology subsidiary, Noble Engineering & Development Limited ("NED"), which focuses on developing drilling products and solutions to enhance drilling efficiency.

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


NOTE 3 -- MARKETABLE SECURITIES

         As of December 31, 2001 and 2000, we owned marketable equity securities with a fair market value of $7,483,000 and $6,550,000, respectively, of which $6,281,000 of the December 31, 2001 balance was included in a Rabbi Trust for the Noble Drilling Corporation 401(k) Savings Restoration Plan. The marketable securities included in the Rabbi Trust are classified as trading securities and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at December 31, 2001 at their fair market value. We recognized a net unrealized holding loss of $970,000 and a net realized loss of $42,000 related to these assets in 2001. The remaining investments in marketable equity securities, with a fair market value of $1,202,000 at December 31, 2001, are classified as available for sale and are included in "Other assets" in the Consolidated Balance Sheets at their fair market value. Gross unrealized holding losses on these investments at December 31, 2001 and 2000 were

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$9,764,000 and $4,048,000, respectively, and are included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets.

         As of December 31, 2001, we also owned marketable debt securities with a fair market value of $35,316,000. These investments are classified as available for sale and are included in "Investment in marketable securities" in the Consolidated Balance Sheet at December 31, 2001 at their fair market value. We recognized a net unrealized holding loss of $13,000 and a net realized gain of $8,000 related to these assets in 2001. At December 31, 2000 and 1999, we did not own any marketable debt securities.


NOTE 4 -- COMPREHENSIVE INCOME

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

         The following table sets forth the components of accumulated other comprehensive loss:


                                                                                    ACCUMULATED
                                            FOREIGN     UNREALIZED      MINIMUM        OTHER
                                           CURRENCY   (LOSSES) GAINS    PENSION    COMPREHENSIVE
                                             ITEMS     ON SECURITIES   LIABILITY        LOSS
                                           --------   --------------   ---------   -------------
Balance at December 31, 1999.............  $ (1,085)  $       (5,686)  $    (105)  $      (6,876)
2000-period change.......................     1,617            1,638        (502)          2,753
                                           --------   --------------   ---------   -------------
Balance at December 31, 2000.............       532           (4,048)       (607)         (4,123)
2001-period change.......................      (507)          (5,729)     (1,378)         (7,614)
                                           --------   --------------   ---------   -------------
Balance at December 31, 2001.............  $     25   $       (9,777)  $  (1,985)  $     (11,737)
                                           ========   ==============   =========   =============


NOTE 5 -- INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         On June 13, 2000, we formed Noble Crosco Drilling Ltd. ("Noble Crosco") with our joint venture partner. We acquired a 50 percent equity interest in Noble Crosco by investing $14,300,000 in cash. Our joint venture partner contributed the Panon, a Levingston 111-S independent leg designed jackup, for its 50 percent equity interest. We also agreed to lend Noble Crosco up to $7,000,000 pursuant to a credit agreement (the "Noble Crosco Credit Agreement") to finance part of the upgrade costs of the Panon. In 2001, we loaned Noble Crosco $7,000,000 under the Noble Crosco Credit Agreement. Any funds required for the maintenance and operation of the Panon in excess of those funds generated from operations of the joint venture and available under the Noble Crosco Credit Agreement will be loaned by us to Noble Crosco. In 2001, we loaned Noble Crosco $4,800,000 of such funds. We managed the upgrade of the Panon from a slot to a cantilever configuration, and we are managing the operation of the unit. We account for this investment using the equity method.


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Balances related to joint ventures for 2001 and 2000 are reflected in the table below:

                                                             2001         2000
                                                           --------     --------
Equity in losses of joint ventures (1).................    $ (1,153)    $ (3,910)
Investment in joint ventures (2).......................      13,485       21,174
Advances to joint ventures (2).........................      11,433       23,817

----------
(1) Balance included in "Other, net" in the Consolidated Statements of Income. Amounts exclude management fees and interest income related to joint ventures of $4,698,000 and $4,245,000 in 2001 and 2000, respectively. There was $691,000 in equity losses in 1999, excluding interest income related to joint ventures of $976,000.
(2) Balance included in "Investments in and advances to joint ventures" in the Consolidated Balance Sheets.


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

         In 2001 we purchased and retired $43,305,000 principal amount of our 7.50% Senior Notes due 2019 for $44,362,000, which resulted in an extraordinary charge of $988,000, net of taxes of $532,000. In 1999, we used approximately $143,000,000 of the net proceeds from the issuance of the Notes to purchase and retire $125,000,000 principal amount of our 9 1/8% Senior Notes due 2006, which resulted in an extraordinary charge of $10,833,000, net of taxes of $5,833,000. The extraordinary charges in 2001 and 1999 represent the difference between the acquisition price and the net carrying value of the notes purchased, including unamortized debt issuance costs.

         In connection with the acquisitions regarding Arktik and the Noble Kolskaya (see Note 2) we incurred the Kvaerner Debt in the amount of $17,500,000, of which the outstanding balance was repaid during 2001. Additionally in connection with such acquisitions, we recorded Arktik's outstanding bank indebtedness in the amount of $24,000,000, of which the outstanding balance was repaid during 2000, and Arktik's indebtedness to a minority equity owner in Arktik in the amount of $7,900,000 (the "Minority Owner Debt"). The Minority Owner Debt is non-recourse except to Arktik and is secured by a mortgage on the Noble Muravlenko. The Minority Owner Debt bears interest at
12.0 percent per annum. Interest is payable on a monthly basis. The principal balance of the debt is to be repaid over a three-year period, beginning in 2009.

         In December 1998, Noble Drilling (Paul Romano) Inc., an indirect, wholly-owned subsidiary of Noble Drilling and owner of the Noble Paul Romano, issued $112,250,000 principal amount of its fixed rate senior secured notes (the "Romano Notes") in two series (the "Series A Notes" and the "Series B Notes"). The Series A Notes bear interest at 6.33 percent per annum and the Series B Notes bear interest at 6.09 percent per annum. The Romano Notes are secured by a first naval mortgage on the Noble Paul Romano and are non-recourse except to the issuer thereof. The Romano Notes can be prepaid, in whole or in part, at a premium at any time. Pursuant to the trust indenture and security agreement under which the Romano Notes are issued, Noble Drilling (Paul Romano) Inc. is restricted from incurring any indebtedness other than the Romano Notes and the Noble Paul Romano may not be mortgaged to secure any debt other than the Romano Notes. Pursuant to the trust indenture, we were required to


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


deposit an amount into two separate accounts, subject to control of a third-party trustee, to prepay the first month's principal and interest payment and provide an additional debt reserve balance equal to two months of debt service. Such amount totaled $6,066,000 and $3,889,000 at December 31, 2001 and 2000, respectively, and is included in "Restricted cash" in the Consolidated Balance Sheets.

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

         In July 1998, Noble Drilling (Paul Wolff) Ltd., an indirect, wholly-owned subsidiary of Noble Drilling and owner of the Noble Paul Wolff, issued $145,000,000 principal amount of its fixed rate senior secured notes (the "Wolff Notes") in three series. The Wolff Notes bear interest at rates of 6.43 percent to 6.55 percent per annum. The Wolff Notes are guaranteed by Noble Drilling and are secured by a first naval mortgage on the Noble Paul Wolff. The Wolff Notes can be prepaid, in whole or in part, at a premium any time.

         The following table summarizes our long-term debt:

                                                                          DECEMBER 31,
                                                                   ------------------------
                                                                      2001          2000
                                                                   ----------    ----------
6.95% Senior Notes due 2009, net of unamortized discount of
  $77 in 2001 and $88 in 2000 ..................................   $  149,923    $  149,912
7.50% Senior Notes due 2019 ....................................      206,695       250,000
Project Financings:
  Wolff Notes ..................................................       79,485       102,736
  Romano Notes .................................................       58,647        77,654
  Thompson Notes ...............................................      102,911       107,120
Kvaerner Debt ..................................................           --         4,320
Minority Owner Debt ............................................        7,900         7,900
                                                                   ----------    ----------
                                                                      605,561       699,642
Current Maturities .............................................      (55,430)      (49,351)
                                                                   ----------    ----------
Long-term Debt .................................................   $  550,131    $  650,291
                                                                   ==========    ==========


         Aggregate principal repayments of long-term debt for the next five years and thereafter are as follows:

                                         2002         2003         2004         2005         2006      THEREAFTER
                                      ----------   ----------   ----------   ----------   ----------   ----------
6.95% Senior Notes due 2009, net
  of unamortized discount of $77
  in 2001 .........................   $       --   $       --   $       --   $       --   $       --   $  149,923
7.50% Senior Notes due 2019 .......           --           --           --           --           --      206,695
Project Financings:
     Wolff Notes ..................       24,799       26,458       28,228           --           --           --
     Romano Notes .................       20,245       38,402           --           --           --           --
     Thompson Notes ...............       10,386       15,720       16,805        8,362        8,974       42,664
Minority Owner Debt ...............           --           --           --           --           --        7,900
                                      ----------   ----------   ----------   ----------   ----------   ----------
     Total ........................   $   55,430   $   80,580   $   45,033   $    8,362   $    8,974   $  407,182
                                      ==========   ==========   ==========   ==========   ==========   ==========



    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The fair value of our total debt at December 31, 2001 was $612,513,000, based on the quoted market prices for similar issues or on the current rates offered to us for debt of similar remaining maturities.


NOTE 7 -- CREDIT FACILITIES

         In May 2001, we terminated our bank credit facility totaling $200,000,000 and we entered into a new unsecured revolving bank credit facility totaling $200,000,000 (the "Credit Agreement"), including a letter of credit facility totaling $50,000,000, through May 30, 2006. We are required to maintain various affirmative and negative covenants, including two financial covenants relating to interest coverage and debt to capital ratios. The Credit Agreement contains restrictive covenants, including restrictions on incurring additional indebtedness, and restrictions on permitting additional liens, payment of dividends, transactions with affiliates, and mergers or consolidations. As of December 31, 2001, we had outstanding letters of credit of $26,935,000 and no outstanding borrowings under the Credit Agreement, with $173,065,000 remaining available thereunder. Additionally, as of December 31, 2001, we had letters of credit and third-party corporate guarantees totaling $15,300,000 outstanding, of which $3,300,000 is supported by a restricted cash deposit, and $7,502,000 of bid and performance bonds had been supported by surety bonds.


NOTE 8 -- SHAREHOLDERS' EQUITY

         In June 1995, we adopted a stockholder rights plan designed to assure that our stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive takeover tactics to gain control of the Company without paying all stockholders a fair price. The rights plan was not adopted in response to any specific takeover proposal. Under the rights plan, one right ("Right") is attached to each share of Noble Drilling Common Stock. Each Right will entitle the holder to purchase one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $1.00 per share, at an exercise price of $120.00. The Rights are not currently exercisable and will become exercisable only in the event a person or group acquires beneficial ownership of 15 percent or more of Noble Drilling Common Stock. The Rights expire on July 10, 2005. We recently amended our rights plan to provide for the earlier expiration of the Rights in the event that Noble Drilling merges with a subsidiary company in connection with changing the parent corporation of the Noble corporate group to a non-U.S. company.


NOTE 9 -- STOCK-BASED COMPENSATION PLANS

         We have several stock-based compensation plans, which are described below. Effective January 1, 1996, we adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). As permitted by SFAS 123, we have chosen to continue using the intrinsic value method of accounting for stock-based compensation awards in accordance with APB Opinion 25. Compensation expense of $9,097,000 was recognized during 1999, however, for stock options exercised by employees in which we bought the shares exercised directly from the employee. No compensation expense was recognized in 2001 and 2000 related to stock option awards. We modified our procedures regarding stock options during 1999 and do not anticipate future compensation expense related to stock option awards.


1991 STOCK OPTION AND RESTRICTED STOCK PLAN

         Our 1991 Stock Option and Restricted Stock Plan, as amended (the "1991 Plan"), provides for the granting of options to purchase our common stock, with or without stock appreciation rights, and the awarding of shares of restricted stock to selected employees. At December 31, 2001, 365,499 shares were available for grant or award under the 1991 Plan. In general, all options granted under the 1991 Plan have a term of 10 years, an exercise price

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


equal to the fair market value of the Common Stock on the date of grant and vest one-third annually, commencing one year after the grant date.


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

         A summary of the status of our stock options under both the 1991 Plan and 1992 Plan as of December 31, 2001, 2000 and 1999 and the changes during the year ended on those dates is presented below (actual amounts):

                                                 2001                      2000                        1999
                                        ----------------------   -----------------------    -------------------------
                                        NUMBER OF    WEIGHTED     NUMBER OF    WEIGHTED      NUMBER OF      WEIGHTED
                                         SHARES       AVERAGE      SHARES       AVERAGE       SHARES        AVERAGE
                                        UNDERLYING   EXERCISE    UNDERLYING    EXERCISE      UNDERLYING     EXERCISE
                                         OPTIONS       PRICE       OPTIONS       PRICE        OPTIONS         PRICE
                                        ----------   ---------   -----------   ---------    -----------     ---------
Outstanding at beginning of the year..   7,339,684   $   26.89     8,052,753   $   19.72      7,590,473     $   18.23
Granted...............................   1,965,017       31.28     1,893,200       42.57      1,521,550         21.00
Exercised  ...........................    (660,114)      20.11    (2,574,559)      16.03       (868,290)         8.16
Forfeited.............................    (150,337)      28.62       (31,710)      21.85       (190,980)        23.79
                                        ----------   ---------   -----------   ---------    -----------     ---------
Outstanding at end of year............   8,494,250   $   28.40     7,339,684   $   26.89      8,052,753     $   19.72
                                        ==========   =========   ===========   =========    ===========     =========
Exercisable at end of year............   4,668,124   $   24.84     4,412,915   $   21.42      3,626,374     $   16.95
                                        ==========   =========   ===========   =========    ===========     =========


         The following table summarizes information about stock options outstanding at December 31, 2001 (actual amounts):

                                           OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                          ----------------------------------------------------   -------------------------------
                                                WEIGHTED
                                                 AVERAGE          WEIGHTED                           WEIGHTED
   RANGE OF EXERCISE          NUMBER            REMAINING          AVERAGE          NUMBER            AVERAGE
        PRICES              OUTSTANDING       LIFE (YEARS)     EXERCISE PRICE    EXERCISABLE      EXERCISE PRICE
----------------------    ---------------   ----------------   ---------------   -----------      --------------
$  1.72   to    $ 5.00                300               1.11   $          4.69           300      $         4.69
   5.01   to      7.69             51,978               1.83              7.43        51,978                7.43
   7.70   to     14.00            254,604               4.94             10.61       229,604               10.40
  14.01   to     28.31          4,374,941               6.64             22.40     3,690,832               22.74
  28.32   to     48.81          3,812,427               9.17             36.77       695,410               42.09
----------------------    ---------------   ----------------   ---------------   -----------      --------------
$  1.72   to    $48.81          8,494,250               7.70   $         28.40     4,668,124      $        24.84
                          ===============   ================   ===============   ===========      ==============


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Additional disclosures required by SFAS 123 are as follows:

                                                                                      DECEMBER 31,
                                                                             -----------------------------
                                                                               2001      2000       1999
                                                                             --------  --------   --------
Weighted average fair value per option granted.............................  $  13.61  $  19.01   $   9.24

Valuation assumptions:
  Expected option term (years).............................................         5         5          5
  Expected volatility......................................................     41.41%    41.24%     41.45%
  Expected dividend yield..................................................         0%        0%         0%
  Risk-free interest rate..................................................      4.72%     5.70%      4.65%


         The following table reflects pro forma net income and earnings per share had we elected to adopt the fair value approach of SFAS 123:

                                                                                YEAR ENDED DECEMBER 31,
                                                                             -----------------------------
                                                                               2001      2000       1999
                                                                             --------  --------   --------
Pro forma effects:
  Net income...............................................................  $246,946  $152,835   $ 73,502
  Earnings per share
    Basic..................................................................  $   1.86  $   1.15   $   0.56
    Diluted................................................................      1.84      1.13       0.55


OTHER STOCK BASED COMPENSATION

         In January 1998, we awarded selected employees 22,000 shares of restricted (i.e., nonvested) Common Stock that vest 20 percent per year over a five-year period commencing on the first anniversary date of the award. In January 1999, we awarded one employee 15,000 shares of restricted stock that vest one-third per year over a three-year period commencing on the first anniversary date of the award. In February 1999 and October 1999, we awarded selected employees 190,000 shares and 230,000 shares, respectively, of restricted stock that vest 20 percent per year over a five-year period commencing on the first anniversary date of the award. In September 2000, we awarded one employee 25,000 shares of restricted stock that vest 20 percent per year over a five-year period commencing on the first anniversary date of the award. In October 2000 and October 2001, we awarded selected employees 227,500 shares and 215,500 shares, respectively, of restricted stock that vest 20 percent per year over a five-year period commencing on the first anniversary date of the award.


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A summary of the restricted share awards and the amounts recognized as compensation expense for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                               2001         2000         1999
                                            ----------   ----------   ----------
Restricted shares:
   Shares awarded .......................      215,500      252,500      435,000
   Average share price at award date ....   $    30.32   $    43.04   $    17.35
   Compensation expense recognized ......   $    4,110   $    2,139   $    2,309


NOTE 10 -- INCOME TAXES

         The components of and changes in the net deferred taxes were as follows:

                                                            DECEMBER 31,    DECEMBER 31,
                                                                2001            2000
                                                            ------------    ------------
Deferred tax assets:
  Domestic:
    Net operating loss carryforwards ....................   $         --    $     22,856
    Tax credit carryforwards ............................         20,477          15,539
  International:
    Net operating loss carryforwards ....................         27,864          12,349
                                                            ------------    ------------
 Deferred tax assets ....................................   $     48,341    $     50,744
                                                            ============    ============


Deferred tax liabilities:
  Domestic:
    Excess of net book basis over remaining tax basis ...   $   (207,944)   $   (174,422)
  International:
    Excess of net book basis over remaining tax basis ...        (43,043)        (25,406)
                                                            ------------    ------------
Deferred tax liabilities ................................   $   (250,987)   $   (199,828)
                                                            ============    ============


         Income before income taxes and extraordinary items consisted of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------
                                                       2001            2000           1999
                                                   -------------  -------------  -------------
Domestic........................................   $     198,078  $     168,268  $      20,250
International...................................         151,914         58,039        105,236
                                                   -------------  -------------  -------------
Total...........................................   $     349,992  $     226,307  $     125,486
                                                   =============  =============  =============



    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The income tax provision consisted of the following:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           2001            2000           1999
                                                                       -------------  -------------  -------------
Current - domestic.................................................    $      15,844  $     (37,531) $      (4,894)
Current - international............................................           14,176          4,391         13,970
Deferred - domestic................................................           53,617         93,893         18,448
Deferred - international...........................................            2,445              -          2,660
                                                                       -------------  -------------  -------------
Total..............................................................    $      86,082  $      60,753  $      30,184
                                                                       =============  =============  =============


         A reconciliation of U.S. Federal statutory and effective income tax rates is shown below:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                           2001            2000           1999
                                                                       -------------  -------------  --------------
Statutory rate....................................................             35.0%          35.0%          35.0%
Effect of:
  International tax rates which are different than the U.S. rate..             (9.8)          (7.0)         (12.3)
  Other...........................................................             (0.6)          (1.2)           1.4
                                                                       ------------   ------------     ----------
Total.............................................................             24.6%          26.8%          24.1%
                                                                       ============   ============     ==========


         During 2000, we generated net operating losses ("NOL's") of $83,800,000 and $36,014,000 for U.S. Regular and Alternative Minimum Tax ("AMT") purposes, respectively, which were fully utilized during 2001. We also have NOL's of $65,316,000 in Mexico, which expire in 2006 through 2010, and $14,293,000 in Qatar, which expire in 2002 and 2003. We believe that it is more likely than not that the deferred tax assets attributable to the NOL's will be realized. Therefore, there is no valuation allowance offsetting these assets.

         During 1999, we generated NOL's of $156,600,000 and $93,000,000 for U.S. Regular and AMT purposes, respectively. In 2000, we elected to carry the 1999 NOL back to 1997 and 1998. As a result, we received cash refunds totaling $37,500,000. In addition, the carryback of the 1999 NOL resulted in AMT credit carryforwards of $15,500,000.

         We generated additional AMT credits of $3,502,000 during 2001 and had $19,002,000 available at December 31, 2001. We can carry forward these credits indefinitely.

         Applicable U.S. income and foreign withholding taxes have not been provided on undistributed earnings of $500,000,000 of our international subsidiaries. Management does not intend to repatriate such undistributed earnings for the foreseeable future except for distributions upon which incremental income taxes would not be material. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.


NOTE 11 -- EMPLOYEE BENEFIT PLANS

         We have a noncontributory defined benefit plan which covers substantially all salaried employees and a noncontributory defined benefit pension plan which covers certain field hourly employees. The benefits from these plans are based primarily on years of service and, for the salaried plan, employees' compensation near retirement. Our funding policy is consistent with funding requirements of applicable laws and regulations. The assets of these plans consist of corporate equity securities, municipal and government bonds, and cash equivalents. We make cash

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


contributions to the domestic plans when required. As of December 31, 2001, the domestic plan assets included $1,872,000 of Noble Drilling common stock valued at fair value at that date.

         Each of Noble Drilling (U.K.) Limited, Noble Enterprises Limited and Noble Drilling (Nederland) B.V., all indirect, wholly-owned subsidiaries of Noble Drilling, maintains pension plans which cover all of their salaried, nonunion employees. Benefits are based on credited service and the average of the highest three years of qualified salary within the past 10 years of participation.

         Pension cost includes the following components:

                                                                       YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------------------------------------
                                                2001                         2000                         1999
                                      -------------------------    -------------------------    -------------------------
                                      INTERNATIONAL    DOMESTIC    INTERNATIONAL    DOMESTIC    INTERNATIONAL    DOMESTIC
                                      -------------    --------    -------------    --------    -------------    --------
Service cost ......................   $       2,759    $  2,839    $       2,789    $  2,350    $       3,754    $  2,452
Interest cost .....................           1,813       3,085            1,602       2,719            1,459       2,384
Return on plan assets .............          (1,862)     (3,496)          (1,714)     (3,486)          (1,373)     (3,281)
Amortization of prior service
  cost ............................              47         162               54         162               --         162
Amortization of transition
  obligation (asset) ..............             105          --              105          --              327        (141)
Recognized net actuarial
  (gain) loss .....................             (16)        109              (20)        (64)               1          88
                                      -------------    --------    -------------    --------    -------------    --------
Net pension expense ...............   $       2,846    $  2,699    $       2,816    $  1,681    $       4,168    $  1,664
                                      =============    ========    =============    ========    =============    ========


         The funded status of the plans is as follows:

                                                                       AS OF DECEMBER 31,
                                              -----------------------------------------------------------------
                                                             2001                                  2000
                                              -------------------------------    ------------------------------
                                              INTERNATIONAL      DOMESTIC       INTERNATIONAL       DOMESTIC
                                              -------------    -------------    -------------    -------------
Funded status ..............................  $      (5,786)   $     (11,663)   $      (3,226)   $      (2,140)
Unrecognized net (gain) loss ...............          1,436            7,951           (1,331)             (22)
Unrecognized prior service cost ............             --            1,257               --            1,418
Unrecognized transition obligation .........          1,595               --            1,776               --
                                              -------------    -------------    -------------    -------------
Net amount recognized ......................  $      (2,755)   $      (2,455)   $      (2,781)   $        (744)
                                              =============    =============    =============    =============


         Amounts recognized in the Consolidated Balance Sheets consist of:

                                                               AS OF DECEMBER 31,
                                              -------------------------------------------------------
                                                          2001                         2000
                                              --------------------------  ---------------------------
                                              INTERNATIONAL    DOMESTIC   INTERNATIONAL     DOMESTIC
                                              -------------  -----------  -------------   -----------
Accrued benefit liability...................  $      (4,106) $    (5,366) $      (2,813)  $    (2,053)
Intangible asset............................             30        1,178             32           375
Accumulated other comprehensive loss........          1,321        1,733             --           934
                                              -------------  -----------  -------------   -----------
Net amount recognized.......................  $      (2,755) $    (2,455) $      (2,781)  $      (744)
                                              =============  ===========  =============   ===========

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A reconciliation of the changes in projected benefit obligations is as follows:

                                                                              AS OF DECEMBER 31,
                                                            -------------------------------------------------------
                                                                        2001                         2000
                                                            --------------------------  ---------------------------
                                                            INTERNATIONAL    DOMESTIC   INTERNATIONAL     DOMESTIC
                                                            -------------  -----------  -------------   -----------
Benefit obligation at beginning of year...................  $      31,599  $    41,548  $      28,341   $    34,020
Service cost..............................................          2,759        2,839          2,789         2,350
Interest cost.............................................          1,813        3,085          1,602         2,719
Actuarial (gains) losses..................................         (1,448)       3,668           (493)        4,320
Benefits paid.............................................           (774)      (1,715)          (963)       (1,861)
Plan participants' contribution...........................            185           --            394            --
Other.....................................................             --           --            (71)           --
                                                            -------------  -----------  -------------   -----------
Benefit obligation at end of year.........................  $      34,134  $    49,425  $      31,599   $    41,548
                                                            =============  ===========  =============   ===========


         A reconciliation of the changes in fair value of plan assets is as follows:

                                                                              AS OF DECEMBER 31,
                                                            -------------------------------------------------------
                                                                        2001                         2000
                                                            --------------------------  ---------------------------
                                                            INTERNATIONAL    DOMESTIC   INTERNATIONAL     DOMESTIC
                                                            -------------  -----------  -------------   -----------
Fair value of plan assets at beginning of year............         28,373      39,408   $      25,743   $    34,003
Actual return on plan assets..............................         (2,161)       (918)          1,587         5,228
Employer contribution.....................................          2,841         987           1,746         2,038
Plan participants' contribution...........................            185          --             394            --
Benefits and expenses paid................................           (890)     (1,715)         (1,097)       (1,861)
                                                            -------------  ----------   -------------   -----------
Fair value of plan assets at end of year..................  $      28,348  $   37,762          28,373        39,408
                                                            =============  ==========   =============   ===========

         The projected benefit obligations for the international and domestic plans were determined using an assumed discount rate of 6.0 percent and 7.0 percent, respectively, in 2001, and 6.0 percent and 7.25 percent, respectively, in 2000 and 1999. The assumed long-term rate of return on international plan assets was 6.25 percent for 2001 and 2000 and 6.75 percent for 1999. The assumed long-term rate of return on domestic plan assets was 9.0 percent in each of the years presented. The projected benefit obligations assume a compensation increase for the international plan of 3.25 percent for 2001 and 3.75 percent for 2000 and 1999, and a 5.0 percent compensation increase for the domestic plan for 2001 and 6.0 percent for 2000 and 1999.

         As part of a restructuring, we implemented an early retirement incentive program effective December 1, 1999. The charge related to this program was calculated based on SFAS No. 88 ("SFAS 88"). The total net charge under SFAS 88 recognized during 1999 was $4,004,000, which included settlement, curtailment and special termination benefit recognition. (See Note 1.)

         We presently sponsor a 401(k) savings plan, medical and other plans for the benefit of our employees. The cost of maintaining these plans aggregated $14,745,000, $14,288,000 and $12,251,000 in 2001, 2000 and 1999, respectively.

         We do not provide post-retirement benefits (other than pensions) or any post-employment benefits to our employees.



    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 -- COMMITMENTS AND CONTINGENCIES

         On August 14, 2000, Raymond Verdin filed a lawsuit in the United States District Court for the Southern District of Texas, Galveston Division on behalf of himself and those similarly situated against the majority of offshore drilling companies in the United States, including Noble Drilling. Mr. Verdin sought to represent a class of offshore workers who are or have been employed by the defendants and alleged that the defendants conspired to avoid competition in the offshore labor market by agreeing to limit wages and benefits provided to offshore workers. An amended complaint was filed on October 6, 2000 in which a new plaintiff, Thomas Bryant, was substituted as class representative for Mr. Verdin. Mr. Bryant's lawsuit maintains the same allegations as Mr. Verdin's lawsuit and sought an unspecified amount of treble damages and other relief for himself and an alleged class of offshore workers. Jermey Richardson was later added as another plaintiff and the plaintiffs added several new defendants, including several of our subsidiaries. None of these individual plaintiffs were ever employed by us. Notwithstanding our conviction that this lawsuit was without merit, on August 10, 2001, we settled with the plaintiffs to avoid further time consuming and costly litigation. As part of the settlement, the plaintiffs have agreed to dismiss all claims against us, with prejudice, and we have agreed, without admitting any wrongdoing, to pay the plaintiffs an aggregate of $625,000, for which we were fully reserved at December 31, 2001. The court has ordered a fairness hearing on the terms of the settlement to be held on April 18, 2002.

         We are a defendant in certain other claims and litigation arising out of operations in the normal course of business. In the opinion of management, uninsured losses, if any, will not be material to our financial position, results of operations or cash flows.

         We have entered into agreements with various vendors to purchase or construct property and equipment that generally have long lead times for delivery in connection with several projects. If we do not proceed with any particular project, we may either seek to cancel outstanding purchase commitments related to that project or complete the purchase of the property and equipment. Any equipment purchased for a project on which we do not proceed would be used, where applicable, as capital spares for other units in our fleet. If we cancel any of the purchase commitments, the amounts ultimately paid by us, if any, would be subject to negotiation. As of December 31, 2001, we had approximately $75,000,000 of outstanding purchase commitments related to these projects.

         At December 31, 2001, we had certain noncancellable, long-term operating leases, principally for office space and facilities, with various expiration dates. Future minimum rentals under these leases aggregate $1,791,000 for 2002, $1,630,000 for 2003, $1,556,000 for 2004, $1,516,000 for 2005,
$1,443,000 for 2006 and $8,825,000 thereafter. Rental expense for all operating leases was $3,807,000, $2,343,000 and $2,671,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         We have entered into employment agreements with each of our executive officers, as well as certain other employees. These agreements become effective upon a change of control of Noble Drilling (within the meaning set forth in the agreements) or a termination of employment in connection with or in anticipation of a change of control, and remain effective for three years thereafter. These agreements provide for compensation and certain other benefits under such circumstances.

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 -- UNAUDITED INTERIM FINANCIAL DATA

         Unaudited interim financial information for the years ended December 31, 2001 and 2000 is as follows:

                                                             QUARTER ENDED
                                             ----------------------------------------------
                                             MARCH 31     JUNE 30     SEPT. 30     DEC. 31
                                             ---------   ---------   ---------    ---------
2001

Operating revenues .......................   $ 222,391   $ 246,646   $ 272,792    $ 260,500
Operating income .........................      82,810      97,398     111,297       92,782
Income before extraordinary charge .......      54,463      68,003      77,958       63,486
Extraordinary charge, net of tax (1) .....          --          --        (988)          --
Net income ...............................      54,463      68,003      76,970       63,486
Net income per share: (1)
  Basic ..................................   $    0.41   $    0.51   $    0.58    $    0.48
  Diluted ................................        0.40        0.50        0.58         0.48

                                                             QUARTER ENDED
                                             ---------------------------------------------
                                             MARCH 31     JUNE 30     SEPT. 30    DEC. 31
                                             ---------   ---------   ---------   ---------
2000

Operating revenues .......................   $ 184,819   $ 230,724   $ 225,878   $ 241,179
Operating income .........................      46,871      69,352      71,296      81,105
Net income ...............................      25,503      43,381      44,813      51,857
Net income per share:
  Basic ..................................   $    0.19   $    0.32   $    0.33   $    0.39
  Diluted ................................        0.19        0.32        0.33        0.38

----------
(1) Included in the quarter ended September 30, 2001 is an extraordinary charge of $988,000 ($0.01 per basic and diluted share) related to the purchase and retirement of $43,305,000 principal amount of our 7.50% Senior Notes due 2019.


NOTE 14 -- SEGMENT AND RELATED INFORMATION

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

         Our international contract drilling segment conducts contract drilling services in the North Sea, Brazil, West Africa, the Middle East, India and Mexico. For the years ended December 31, 2000 and 1999, we also operated in Venezuela. Our domestic contract drilling is conducted in the U.S. Gulf of Mexico. Our engineering and consulting segment consists of the design and development of drilling products and drilling related software programs by NED and Maurer, as well as well site management, project management and technical services performed by Triton. During the fourth quarter of 2000, we announced that Triton had revised its business model to focus on well site management, project management and technical services. Turnkey drilling, Triton's major revenue source prior to revising its business model, involved Triton's coordination of all equipment, materials,

    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


services and management to drill a well to a specified depth, for a fixed price. Because of Triton's revised business model, past results of the engineering and consulting services segment may not be indicative of future results.

         The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note 1). All intersegment sales pricing is based on current market conditions. We evaluate the performance of our operating segments based on operating revenues and earnings. Summarized financial information of our reportable segments for the years ended December 31, 2001, 2000 and 1999 is shown in the following table (in thousands). The "Other" column includes results of labor contract drilling services, other insignificant operations and corporate related items. Our engineering and consulting segment included turnkey drilling operations for the years ended December 31, 2000 and 1999.

                                       INTERNATIONAL     DOMESTIC
                                         CONTRACT        CONTRACT       ENGINEERING
                                         DRILLING        DRILLING      & CONSULTING
                                         SERVICES        SERVICES        SERVICES         OTHER            TOTAL
                                       ------------    ------------    ------------    ------------    ------------

2001

Revenues from external customers ...   $    500,164    $    451,498    $     12,184    $     38,483    $  1,002,329
Intersegment revenues ..............             --              --             114              --             114
Depreciation and amortization ......         63,352          51,727             385           3,111         118,575
Interest expense ...................         19,668          27,993              --              91          47,752
Equity in loss of
    unconsolidated subsidiaries ....         (1,153)             --              --              --          (1,153)
Segment profit (loss) ..............        125,360         142,646             533          (4,609)        263,930
Total assets .......................      1,225,171       1,418,019           8,774          98,776       2,750,740
Capital expenditures ...............         71,247          57,795           1,390           3,344         133,776

2000

Revenues from external customers ...   $    376,808    $    383,873    $     90,746    $     31,173    $    882,600
Intersegment revenues ..............             --           2,065              34             672           2,771
Depreciation and amortization ......         58,938          48,660              20           3,169         110,787
Interest expense ...................         24,881          28,715              --             982          54,578
Equity in loss of
    unconsolidated subsidiaries ....         (3,127)           (783)             --              --          (3,910)
Segment profit .....................         52,200         108,928           1,151           3,275         165,554
Total assets .......................      1,119,245       1,396,746           1,631          77,909       2,595,531
Capital expenditures ...............         40,033          80,799              --           4,367         125,199

1999

Revenues from external customers ...   $    436,579    $    151,286    $     79,840    $     38,198    $    705,903
Intersegment revenues ..............             --           1,522              --              --           1,522
Depreciation and amortization ......         57,700          28,054              54           3,173          88,981
Interest expense ...................         17,991          15,297              --            (138)         33,150
Equity in loss of
    unconsolidated subsidiaries ....             --            (691)             --              --            (691)
Segment profit (loss) ..............         90,424          13,449            (631)         (7,967)         95,275
Total assets .......................      1,204,736       1,123,051           8,639          95,898       2,432,324
Capital expenditures ...............         63,487         356,459              --           1,733         421,679


    (Unless otherwise indicated, dollar amounts in tables are in thousands, except per share amounts)

                   NOBLE DRILLING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table is a reconciliation of reportable segment profit or loss to consolidated totals:

PROFIT OR LOSS                                           2001            2000           1999
                                                     ------------    ------------   ------------

Total profit for reportable segments .............   $    268,539    $    162,279   $    103,242
Elimination of intersegment (profits) losses .....            (20)             --             27
Other (losses) profits ...........................         (4,609)          3,275         (7,967)
Extraordinary charge, net of tax .................           (988)             --        (10,833)
                                                     ------------    ------------   ------------
Total consolidated net income ....................   $    262,922    $    165,554   $     84,469
                                                     ============    ============   ============


         The following tables present revenues and identifiable assets by country based on the location of the service provided:

                                             REVENUES                                IDENTIFIABLE ASSETS
                          --------------------------------------------  -------------------------------------------
                                      YEAR ENDED DECEMBER 31,                           DECEMBER 31,
                          --------------------------------------------  -------------------------------------------
                              2001            2000           1999           2001            2000           1999
                          ------------   ------------   --------------  ------------   ------------    ------------

United States............ $    463,291   $    473,947   $      229,604  $  1,508,851   $  1,383,808    $  1,242,449
                          ------------   ------------   --------------  ------------   ------------    ------------

Angola...................           --          7,800               --            --         16,198              --
Brazil...................      121,658        111,966           89,991       427,420        423,382         418,865
Canada...................       21,418         16,947           15,976         8,090          9,377           9,092
Denmark..................       50,765         29,977           57,122        53,664         54,729          88,488
India....................       15,384         21,294           21,916        24,719         97,867         102,024
Ireland..................        4,869             --               --            --             --              --
Mexico...................       16,261         20,730           27,467        26,253         48,637          47,560
Mozambique...............           --          4,623               --            --             --              --
Nigeria..................      110,156         50,263           40,592       130,301        128,835         107,342
Norway...................           --             --           29,723            --             --          56,534
Qatar....................       36,221         33,255           44,559       147,045        102,930         109,904
The Netherlands..........       96,608         76,623           81,445       180,938        229,888         100,778
United Arab Emirates.....       24,051             --               --        93,559         13,783              --
United Kingdom...........       41,647         24,522           43,637       135,790         60,421          62,201
Venezuela................           --         10,653           23,871            --         17,640          51,365
Other....................           --             --               --        14,110          8,036          35,722
                          ------------   ------------   --------------  ------------   ------------    ------------
Total International......      539,038        408,653          476,299     1,241,889      1,211,723       1,189,875
                          ------------   ------------   --------------  ------------   ------------    ------------

            Total........ $  1,002,329   $    882,600   $      705,903  $  2,750,740   $  2,595,531    $  2,432,324
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our proxy statement for the annual meeting of stockholders to be held on April 25, 2002 (the "2002 Proxy Statement"), set forth certain information with respect to the directors of Noble Drilling and with respect to reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference.

         Certain information with respect to the executive officers of Noble Drilling is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" appearing in the 2002 Proxy Statement sets forth certain information with respect to the compensation of our management, and, except for the report of the compensation committee of the board of directors of Noble Drilling on executive compensation and the information therein under "Performance Graph," is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" appearing in the 2002 Proxy Statement set forth certain information with respect to the ownership of voting securities and equity securities of Noble Drilling, and are incorporated herein by reference.


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

         (4) Financial Statements required by Form 11-K for the fiscal year ended December 31, 2001, with respect to the Noble Drilling Corporation 401(k) Savings Plan (formerly Noble Drilling Corporation Thrift Plan) (to be filed by amendment).

(b)      Reports on Form 8-K:

         We furnished a Form 8-K on October 25, 2001, which included our press release dated October 25, 2001 as Exhibit 99.1, announcing financial results for the quarter ended September 30, 2001.

         We furnished a Form 8-K on December 19, 2001, which included our Fleet Status Update as of December 19, 2001 as Exhibit 99.1.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NOBLE DRILLING CORPORATION

Date: February 6, 2002
                                      By: /s/ JAMES C. DAY
                                          -------------------------------------
                                          James C. Day, Chairman
                                          and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following individuals on behalf of the Registrant and in the capacities and on the dates indicated.


               SIGNATURE                               CAPACITY IN WHICH SIGNED                         DATE


/s/ JAMES C. DAY                            Chairman and Chief Executive Officer                February 6, 2002
----------------------------                and Director
James C. Day                                (Principal Executive Officer)

/s/ ROBERT D. CAMPBELL                      President and Director                              February 6, 2002
----------------------------
Robert D. Campbell


/s/ MARK A. JACKSON                         Senior Vice President and Chief Financial           February 6, 2002
----------------------------                Officer
Mark A. Jackson                             (Principal Financial and Accounting Officer)

/s/ MICHAEL A. CAWLEY                       Director                                            February 6, 2002
----------------------------
Michael A. Cawley


/s/ LAWRENCE J. CHAZEN                      Director                                            February 6, 2002
----------------------------
Lawrence J. Chazen


/s/ LUKE R. CORBETT                         Director                                            February 6, 2002
----------------------------
Luke R. Corbett


/s/ MARC E. LELAND                          Director                                            February 6, 2002
----------------------------
Marc E. Leland


/s/ JACK E. LITTLE                          Director                                            February 6, 2002
----------------------------
Jack E. Little


/s/ WILLIAM A. SEARS                        Director                                            February 6, 2002
----------------------------
William A. Sears

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                  EXHIBIT
-------  ----------------------------------------------------------------------


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

4.3      Rights Agreement dated as of June 28, 1995 between the Registrant and
         Liberty Bank and Trust Company of Oklahoma City, N.A. (filed as Exhibit
         4 to the Registrant's Form 8-K dated June 29, 1995 (date of event: June
         28, 1995) and incorporated herein by reference).

4.4      Amendment No. 1 to Rights Agreement, dated September 3, 1997, between
         Noble Drilling Corporation and Liberty Bank and Trust Company of
         Oklahoma City, N.A. (filed as Exhibit 4.2 to the Registrant's Form
         8-A/A (Amendment No. 1) dated September 3, 1997 and incorporated herein by reference).

4.5      Amendment No. 2 to Rights Agreement, dated February 5, 2002, between
         Noble Drilling Corporation and Bank One Trust Company, N.A., as successor to Liberty Bank and Trust Company of Oklahoma City, N.A.

4.6      Consent and Agreement dated December 20, 2001 by and among Noble
         Drilling (Paul Romano) Inc., Noble Drilling Corporation and the
         Noteholders a party hereto.

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

4.13     Note Purchase Agreement dated as of December 21, 1998, by and among
         Noble Drilling (Jim Thompson) Inc., Chase Bank of Texas, National
         Association, as Trustee, and each of the note purchasers hereunder.
         Each note purchaser has entered into a separate Note Purchase
         Agreement, which agreements are substantially identical in all material respects, except for the principal amount of notes purchased. A schedule identifying each of the note purchasers that entered into a Note Purchase Agreement with Noble Drilling (Jim Thompson) Inc. and the principal amount of notes purchased by each such note purchaser is included as Annex I to the Note Purchase Agreement (filed as Exhibit
         4.24 to the Registrant's Registration Statement on Form S-3 (No.
         333-72059) and incorporated herein by reference).


4.14 Indenture of First Naval Mortgage, dated as of December 21, 1998, made by Noble Drilling (Jim Thompson) Inc. in favor of Chase Bank of Texas,
         National Association, as Trustee (filed as Exhibit 4.25 to the
         Registrant's Registration Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

4.15     Parent Guaranty, dated as of December 21, 1998, by Noble Drilling
         Corporation in favor of Chase Bank of Texas, National Association, as
         Trustee (filed as Exhibit 4.26 to the Registrant's Registration
         Statement on Form S-3 (No. 333-72059) and incorporated herein by reference).

4.16     Credit Agreement dated May 30, 2001, among Noble Drilling Corporation,
         Christiania Bank og Kreditkasse ASA, New York Branch, as Administrative
         Agent, and the lenders named therein (filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended June 30, 2001 and incorporated herein by reference).

4.17     Irrevocable Letter of Credit, dated December 20, 2001, by Nordea Bank
         Norge ASA, New York Branch, and issued to JP Morgan Chase Bank, as
         Trustee of the Trust Indenture and Security Agreement, dated as of November 24, 1998, between Noble Drilling (Paul Romano) Inc. and the
         Trustee, for the benefit of the note holders thereunder.

10.1*    Noble Drilling Corporation 1991 Stock Option and Restricted Stock Plan
         (filed as Exhibit 4.1 to the Registrant's Registration Statement on
         Form S-8 (No. 333-80511) and incorporated herein by reference).

10.2*    Noble Drilling Corporation 1992 Nonqualified Stock Option Plan for
         Non-Employee Directors (filed as Exhibit 4.1 to the Registrant's
         Registration Statement on Form S-8 (No. 33-62394) and incorporated herein by reference).

10.3*    Amendment No. 1 to the Noble Drilling Corporation 1992 Nonqualified
         Stock Option Plan for Non-Employee Directors dated as of July 28, 1994
         (filed as Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.4*    Noble Drilling Corporation Equity Compensation Plan for Non-Employee
         Directors (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1996 and incorporated herein by reference).

10.5*    Noble Drilling Corporation Short Term Incentive Plan (revised April
         2001) (filed as Exhibit 10 to the Registrant's Quarterly Report on Form
         10-Q for the three-month period ended September 30, 2001 and incorporated herein by reference).

10.6*    Noble Drilling Corporation Amended and Restated Thrift Restoration Plan
         (filed as Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.7*    Amendment No. 1 to the Noble Drilling Corporation Amended and Restated
         Thrift Restoration Plan dated January 29, 1998 (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1997 and incorporated herein by reference).

10.8*    Noble Drilling Corporation Retirement Restoration Plan dated April 27,
         1995 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on
         Form 10-Q for the three-month period ended March 31, 1995 and incorporated herein by reference).

10.9*    Amendment No. 1 to the Noble Drilling Corporation Retirement
         Restoration Plan dated January 29, 1998 (filed as Exhibit 10.18 to the
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1997 and incorporated herein by reference).

10.10* Form of Indemnity Agreement entered into between the Registrant and each of the Registrant's directors and bylaw officers (filed as Exhibit
         10.46 to the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1995 and incorporated herein by reference).

10.11    Guarantee dated August 26, 1994 between the Registrant and Hibernia
         Management and Development Company Ltd. (filed as Exhibit 10.45 to the
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         1994 and incorporated herein by reference).

10.12* Employment Agreement, dated as of October 22, 1998, by and between Noble Drilling Corporation and James C. Day (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

10.13* Employment Agreement dated as of October 22, 1998, by and between the Company and Julie J. Robertson (filed as Exhibit 10.3 to the
         Registrant's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1998 and incorporated herein by reference).

10.14*   Employment Agreement dated as of January 1, 1999 by and between Noble
         Drilling Corporation and Robert D. Campbell (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December
         31, 1998 and incorporated herein by reference).

10.15*   Employment Agreement dated as of October 22, 1998 by and between Noble
         Drilling Corporation and Danny W. Adkins (filed as Exhibit 10.21 to the
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         2000 and incorporated herein by reference).

10.16*   Employment Agreement dated as of September 1, 2000 by and between Noble
         Drilling Corporation and Mark A. Jackson (filed as Exhibit 10.22 to the
         Registrant's Annual Report on Form 10-K for the year ended December 31,
         2000 and incorporated herein by reference).

10.17*   Amendment to the Noble Drilling Corporation 1991 Stock Option and
         Restricted Stock Plan, dated October 28, 1999 (filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1999 and incorporated herein by reference).

10.18*   Noble Drilling Corporation 401(k) Savings Restoration Plan (filed as
         Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 dated January 18, 2001 (No. 333-53912) and incorporated herein by reference).

21.1     Subsidiaries of the Registrant.

23.1     Consent of PricewaterhouseCoopers LLP.


----------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.